Form 10-Q
period 2000-04-30
CALDERA SYSTEMS INC
filed 2000-06-13
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2000
                                       OR


   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________

                         Commission file number _______

                              CALDERA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                         77-0059951
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                             240 West Center Street
                                Orem, Utah 84057
              (Address of principal executive office and zip code)

                                 (801) 765 4999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 YES [ ] NO [X]

As of June 13, 2000, 39,036,847 shares of the Registrant's common stock were outstanding.

                              CALDERA SYSTEMS, INC.

                                TABLE OF CONTENTS


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of April 30, 2000 and
             October 31, 1999......................................................    3
           Condensed Consolidated Statements of Operations and Comprehensive
             Loss for the three and six months ended April 30, 2000 and
             1999..................................................................    4
           Condensed Consolidated Statements of Cash Flows for the six months
             ended April 30, 2000 and 1999.........................................    5
           Notes to Condensed Consolidated Financial Statements....................    7
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................   15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............   23
           Risk Factors............................................................   24

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................   40
Item 2.    Changes in Securities and Use of Proceeds...............................   40
Item 3.    Defaults Upon Senior Securities.........................................   41
Item 4.    Submission of Matters to a Vote of Security Holders.....................   41
Item 5.    Other Information.......................................................   41
Item 6.    Exhibits and Reports on Form 8-K........................................   41
Item 7.    Signatures..............................................................   42

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 CALDERA SYSTEMS, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           April 30,          October 31,
                                                                             2000                1999
                                                                         -------------       -------------
                                                                          (unaudited)
                                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $  90,935,269       $     121,989
    Accounts receivable, net of allowance for doubtful accounts of
      $189,000 and $90,000, respectively                                     1,244,518             670,043
    Stock subscriptions receivable                                                   -           1,500,000
    Other receivables                                                            3,316             375,000
    Inventories                                                                266,880             169,409
    Other current assets                                                     1,732,907              33,524
                                                                         -------------       -------------
      Total current assets                                                  94,182,890           2,869,965
                                                                         -------------       -------------
PROPERTY AND EQUIPMENT:
    Computer equipment                                                       1,070,732             609,665
    Furniture and fixtures                                                     815,480             675,181
    Leasehold improvements                                                      86,973              86,973
                                                                         -------------       -------------
                                                                             1,973,185           1,371,819
    Less accumulated depreciation and amortization                            (800,185)           (652,399)
                                                                         -------------       -------------
      Net property and equipment                                             1,173,000             719,420
                                                                         -------------       -------------

INVESTMENTS IN NON-MARKETABLE SECURITIES:
    Affiliate                                                                        1                   -
    Non-affiliates                                                           3,999,497                   -
                                                                         -------------       -------------
                                                                             3,999,498                   -
                                                                         -------------       -------------
OTHER ASSETS, net                                                               71,561             124,430
                                                                         -------------       -------------
      Total assets                                                       $  99,426,949       $   3,713,815
                                                                         =============       =============



                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable                                                     $   2,056,006       $   1,309,255
    Accrued liabilities                                                        790,099             450,157
    Accrued marketing development                                              116,609             172,900
    Accrued sales returns and other allowances                                 391,250             169,000
    Deferred revenue                                                            96,130              38,080
    Current portion of long-term debt                                                -               3,698
    Related party payables                                                      29,093              48,933
                                                                         -------------       -------------
      Total current liabilities                                              3,479,187           2,192,023
                                                                         -------------       -------------
LONG-TERM DEBT, net of current portion                                               -               5,762
                                                                         -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 25,000,000 shares authorized                  -                   -
    Common stock, $0.001 par value; 75,000,000 shares authorized,
      39,036,847 and 26,607,329 shares outstanding, respectively                39,037              26,607
    Additional paid-in capital                                             150,005,266          16,160,312
    Stock subscriptions receivable                                          (1,500,000)         (1,500,000)
    Deferred compensation                                                   (6,939,389)         (2,734,934)
    Accumulated comprehensive loss                                             (16,322)             (4,365)
    Accumulated deficit                                                    (45,640,830)        (10,431,590)
                                                                         -------------       -------------
      Total stockholders' equity                                            95,947,762           1,516,030
                                                                         -------------       -------------
      Total liabilities and stockholders' equity                         $  99,426,949       $   3,713,815
                                                                         =============       =============




     See accompanying notes to condensed consolidated financial statements.

                              CALDERA SYSTEMS, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                                                       Three Months Ended April 30,     Six Months Ended April 30,
                                                                           2000             1999          2000            1999
                                                                       ----------------------------   ------------    ------------
REVENUE:
  Software and related products                                        $  1,122,854    $    481,686   $  1,517,694    $    989,991
  Services                                                                  238,280          61,923        396,639          91,831
                                                                       ------------    ------------   ------------    ------------
    Total revenue                                                         1,361,134         543,609      1,914,333       1,081,822
                                                                       ------------    ------------   ------------    ------------

COST OF REVENUE:
  Software and related products                                             733,333         268,622      1,028,135         489,145
  Services                                                                  349,300         135,791        604,584         188,290
                                                                       ------------    ------------   ------------    ------------
    Total cost of revenue                                                 1,082,633         404,413      1,632,719         677,435
                                                                       ------------    ------------   ------------    ------------

GROSS MARGIN                                                                278,501         139,196        281,614         404,387
                                                                       ------------    ------------   ------------    ------------

OPERATING EXPENSES:
  Sales and marketing (exclusive of non-cash compensation of
    $418,700, $0, $905,832 and $0, respectively)                          3,847,785         914,286      5,878,341       1,326,966
  Research and development (exclusive of non-cash compensation
    of $240,904, $0, $604,863 and $0, respectively)                       1,315,204         554,131      2,279,944         945,256
  General and administrative (exclusive of non-cash compensation
    of $755,338, $0, $1,447,114 and $0, respectively)                     1,426,196         396,070      2,504,706         668,960
  Amortization of deferred compensation                                   1,414,942               -      2,957,809               -
                                                                       ------------    ------------   ------------    ------------
    Total operating expenses                                              8,004,127       1,864,487     13,620,800       2,941,182
                                                                       ------------    ------------   ------------    ------------

LOSS FROM OPERATIONS                                                     (7,725,626)     (1,725,291)   (13,339,186)     (2,536,795)
                                                                       ------------    ------------   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                -         (19,860)          (547)       (187,690)
  Other income (expense)                                                    747,834             223        861,208          (7,492)
                                                                       ------------    ------------   ------------    ------------
    Other income (expense), net                                             747,834         (19,637)       860,661        (195,182)
                                                                       ------------    ------------   ------------    ------------

LOSS BEFORE INCOME TAXES                                                 (6,977,792)     (1,744,928)   (12,478,525)     (2,731,977)

PROVISION FOR INCOME TAXES                                                  (14,500)         (8,520)       (27,150)        (13,910)
                                                                       ------------    ------------   ------------    ------------

NET LOSS                                                               $ (6,992,292)   $ (1,753,448)  $(12,505,675)   $ (2,745,887)
                                                                       ============    ============   ============    ============

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK                       $ (2,252,717)   $          -   $(12,252,717)   $         -
                                                                       ============    ============   ============    ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $ (9,245,009)   $ (1,753,448)  $(24,758,392)   $ (2,745,887)
                                                                       ============    ============   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                            $      (0.32)   $      (0.11)  $      (0.93)   $      (0.17)
                                                                       ============    ============   ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                     28,602,324      16,000,000     26,670,075      16,000,000
                                                                       ============    ============   ============    ============

OTHER COMPREHENSIVE LOSS:
  Net loss                                                             $ (9,245,009)   $ (1,753,448)  $(24,758,392)   $ (2,745,887)
  Foreign currency translation adjustment                                     3,809          (6,835)       (11,957)         (4,450)
                                                                       ------------    ------------   ------------    ------------
COMPREHENSIVE LOSS                                                     $ (9,241,200)   $ (1,760,283)  $(24,770,349)   $ (2,750,337)
                                                                       ============    ============   ============    ============



     See accompanying notes to condensed consolidated financial statements.

                              CALDERA SYSTEMS, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                               Six Months Ended April 30,
                                                                                                 2000                1999
                                                                                            --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $ (12,505,675)      $  (2,745,887)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                            171,119             121,324
         Amortization of deferred compensation                                                  2,957,809                   -
         Issuance of common stock for services                                                    134,664                   -
         Changes in operating assets and liabilities:
             Accounts receivable, net                                                            (574,475)           (431,155)
             Other receivables                                                                    371,684                   -
             Inventories                                                                          (97,471)           (163,805)
             Other current assets                                                              (1,699,383)             78,924
             Other assets                                                                          29,536             (13,744)
             Accounts payable                                                                     726,911             723,045
             Accrued liabilities                                                                  339,942             (95,001)
             Accrued marketing development                                                        (56,291)                  -
             Accrued sales returns and other allowances                                           222,250              23,952
             Deferred revenue                                                                      58,050             202,345
                                                                                            -------------       -------------
                 Net cash used in operating activities                                         (9,921,330)         (2,300,002)
                                                                                            -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash payment to Caldera, Inc. in asset acquisition                                                 -         (14,963,826)
     Purchase of property and equipment                                                          (601,366)           (193,342)
     Acquisition of investment in non-marketable security                                      (2,000,000)                  -
                                                                                            -------------       -------------
                 Net cash used in investing activities                                         (2,601,366)        (15,157,168)
                                                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from majority stockholder under convertible promissory note                             -           2,086,331
     Borrowings from majority stockholder                                                         300,000                   -
     Repayment of borrowings from majority stockholder                                           (300,000)                  -
     Proceeds from long-term debt                                                                       -              11,202
     Repayments of long-term debt                                                                  (9,460)                  -
     Proceeds from common shares upon incorporation                                                     -          15,481,000
     Proceeds from sale of common stock, net of offering costs                                 73,390,235                   -
     Proceeds from sale of Series B convertible preferred stock, net of offering costs         29,790,674                   -
     Proceeds from exercise of common stock options                                               176,484                   -
                                                                                            -------------       -------------
                 Net cash provided by financing activities                                    103,347,933          17,578,533
                                                                                            -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      90,825,237             121,363
CUMULATIVE TRANSLATION ADJUSTMENT                                                                 (11,957)             (3,532)
CASH AND CASH EQUIVALENTS, beginning of period                                                    121,989              75,586
                                                                                            -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                                    $  90,935,269       $     193,417
                                                                                            =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                     CALDERA SYSTEMS, INC.

                                          (unaudited)



                                                                                               Six Months Ended April 30,
                                                                                                 2000                1999
                                                                                            --------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for interest                                                             $        547        $          -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of common shares and the acquisition of a license fee for
         non-marketable securities                                                          $  1,999,497        $          -

     Conversion of 6,596,146 shares of common stock to 6,596,146
         shares of Series A convertible preferred stock                                     $      6,596        $          -

     Conversion of 6,596,146 shares of Series A convertible preferred stock and
         5,000,000 shares of Series B convertible preferred stock to 11,596,146
         shares of common stock                                                             $     11,596        $          -

     Dividends related to Series B convertible preferred stock                              $ 12,252,717        $          -

     Issuance of common shares in exchange for investment in Lineo, Inc.                    $ 10,000,000        $          -

     Distribution to majority stockholder for fair value of shares issued in
         excess of the carryover basis of the investment in Lineo, Inc.                     $ (9,999,999)       $          -

     Distribution to majority stockholder for license rights                                $   (450,849)       $          -




     See accompanying notes to condensed consolidated financial statements.

                              CALDERA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

        Caldera Systems, Inc. ("Caldera"), was incorporated as a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. Caldera develops and markets software and provides related services that enable the development, deployment and management of Linux-based specialized servers and Internet devices that extend the eBusiness infrastructure. Caldera sells and distributes its software and related products indirectly through solutions providers, which include distributors, value-added resellers ("VARs"), original equipment manufactures ("OEMs"), systems integrators, and directly to end-user customers. These sales occur throughout the United States and in certain international locations.

(2) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Caldera Systems, Inc. and subsidiary (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 declared effective by the SEC on March 20, 2000, are adequate to make the information presented not misleading.

        The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three and six-month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

        The condensed consolidated financial statements include the accounts of Caldera and its wholly owned subsidiary, Caldera Deutschland GmbH ("Caldera GmbH"), after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds.

INVENTORIES

        Inventories consist primarily of completed products and raw materials. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of April 30, 2000 and October 31, 1999, inventories consisted of raw materials of approximately $113,000 and $79,400, respectively, and finished goods of approximately $153,900 and $90,000, respectively.

        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

REVENUE RECOGNITION

        The Company generates revenue from software and related products sold indirectly through distributors and solutions providers and directly to end-users. The Company also generates services revenue from training royalties and tuition fees, consulting fees, and customer support fees.

        Revenue from the sale of software and related products is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEMs require a binding purchase order. Sales to resellers for which payment is considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which the Company does not have historical experience are accounted for as consignments and the revenue is recognized once sell-through verification has been received and payments from customers become due. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of the Company's initial software sales is certain telephone and e-mail technical support services the Company provides at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, the Company accrues the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements are deferred and recognized over the period of the contract or as the services are provided.

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

        If other significant post-delivery vendor obligations exist or if a product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred. To date, the Company has not shipped any software and related products subject to acceptance terms or subject to other post-delivery vendor obligations. Additionally, the Company has not recognized revenue on any contracts with customers that may include customer cancellation or termination clauses that indicate a demonstration period or otherwise incomplete transaction.

        The Company also offers its customers consulting, training and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. These services revenue are recognized as the services are performed.

        Sales to certain distributors are subject to agreements allowing for rights of return and price protection. Allowances for estimated future returns, price protection, stock rotations, and other customer incentives, are provided at the time of sale based on the Company's policies and historical experience. At April 30, 2000 and October 31, 1999, allowances for returns, price protection and stock rotations totaled approximately $391,300 and $169,000, respectively, and are reflected as current liabilities in the accompanying condensed consolidated balance sheets.

NET LOSS PER COMMON SHARE

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98, ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock. For the three and six month periods ended April 30, 2000, their were 11,692,123 and 9,556,210 common share equivalents that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(3) INITIAL PUBLIC OFFERING

        On March 20, 2000, we completed the sale of an aggregate of 5.0 million shares of our common stock at a price of $14.00 per share in a firm commitment underwritten public offering. The offering was affected pursuant to a Registration Statement on Form S-1 (Registration No. 333-94351), which was declared effective on March 20, 2000 by the United States Securities and Exchange Commission. The underwriters exercised there over allotment option for an additional 750,000 shares of our common stock, at $14.00 per share, on April 17, 2000.

        We received $80.5 million in proceeds from this offering, of which $5.6 million was paid to underwriters in connection with the underwriting fee, and approximately

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

$3.0 million was paid in connection with offering expenses such as printing, filing and legal and accounting.

(4) SOFTWARE LICENSE AGREEMENTS WITH SUN MICROSYSTEMS, INC.

        In January 2000, the Company and Sun Microsystems, Inc. ("Sun"), an investor in the Company's Series B preferred stock, entered into certain software license agreements. Pursuant to one of the software license agreements, the Company agreed to pay Sun a nonrefundable payment in the amount of $1,250,000. During the three months ended April 30, 2000, the Company made the required payments to Sun and recorded the payment as a prepaid expense. Under the agreements, the Company will receive access to certain of Sun's technologies as well as participate with Sun in various marketing activities. The Company is expensing the portion of the fee allocated to the technology ratably over the length of the agreements and is expensing the portion of the fee allocated to the marketing activities as they occur.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

EVERGREEN INTERNET, INC.

        In January 2000, the Company and Evergreen Internet, Inc. ("Evergreen") entered into a master agreement which sets forth the terms and conditions of a business alliance. The Company agreed to acquire 370,370 shares of common stock of Evergreen for $2,000,000 and Evergreen agreed to transfer an additional 222,222 shares of its common stock to the Company in exchange for 200,000 shares of the Company's common stock. The Company has recorded its investment in Evergreen at cost, based on the cash consideration paid by the Company and the estimated fair market value of the Company's common stock on the date of the agreement of $8.00 per share. The total investment of $3.6 million is included in the caption Investments in Non-marketable Securities - Non-affiliates in the accompanying April 30, 2000 condensed consolidated balance sheet.

TROLL TECH AS

        In December 1999, the Company and The Canopy Group ("Canopy"), the Company's majority stockholder, entered into an agreement with Troll Tech AS and its stockholders. Pursuant to the agreement, the Company agreed to acquire 159 shares of common stock of Troll Tech in exchange for 106,356 shares of the Company's common stock and Canopy agreed to acquire 398 shares of common stock of Troll Tech in exchange for $1,000,000. The Company has recorded its investment in Troll Tech's common stock at $399,999, based on the cash price per share paid by Canopy. The Company determined that the cash price per share paid by Canopy is the most reliable evidence of the value of Troll Tech's common stock. The difference between the estimated fair value of the 106,356 shares of the Company's common stock at $8.00 per share of $850,848 and the $399,999 investment has been reflected as a distribution to Canopy. The total investment of $399,999 is included in the caption Investments in Non-marketable Securities
- Non-affiliates in the accompanying April 30, 2000 condensed consolidated balance sheet.

LINEO, INC.

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

        In January 2000, the Company and Lineo, Inc. ("Lineo") entered into a stock purchase and sale agreement. Pursuant to the stock purchase agreement, the Company agreed to purchase 3,238,437 shares of common stock of Lineo in exchange for 1,250,000 shares of the Company's common stock. Because Lineo is also majority owned by Canopy, the investment in Lineo has been accounted for as a transaction between entities under common control with the transfer being reflected in the condensed consolidated financial statements at Lineo's carry over basis. At the date of the agreement, Lineo had a stockholders' deficit. Accordingly, the investment has been recorded at a nominal value of $1.00 because the Company does not have any obligation to provide additional funding to Lineo. The Company has recorded the estimated fair value of its common stock issued to Lineo at $10.0 million with the difference between the $10.0 million and the $1.00 investment recorded as a distribution to Canopy. The total investment of $1.00 is included in the caption Investments in Non-marketable Securities - Affiliate in the accompanying April 30, 2000 condensed consolidated balance sheet.

(6) STOCKHOLDERS' EQUITY

CONVERSION OF COMMON SHARES INTO SERIES A PREFERRED SHARES

        Prior to the offering of Series B shares discussed below, on December 30, 1999, the Company entered into a Conversion Agreement with its two major stockholders, Canopy and MTI Technology Corporation ("MTI"). These two stockholders held 99 percent of the outstanding shares of the Company's common stock at December 30, 1999. Pursuant to the Conversion Agreement, the Company converted 6,596,146 shares of outstanding common stock held by Canopy and MTI into 6,596,146 shares of Series A preferred shares.

ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

        On December 30, 1999, the Company's board of directors authorized the issuance of 5,000,000 shares of Series B convertible preferred stock at $6.00 per share. As of January 10, 2000, the 5,000,000 shares had been sold for net proceeds of $29,790,674. Each share of Series B convertible preferred stock was immediately convertible to one share of common stock upon issuance. During the six months ended April 30, 2000, the Company recorded a dividend related to the Series B convertible preferred stock in the amount of $10.0 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the conversion price of $6.00 per share and the estimated fair value of the common stock of $8.00 per share for financial reporting purposes based on the estimated price range for the Company's IPO. The Company's board of directors determined that the $6.00 per share price for the Series B preferred stock represented their estimate of the fair value of the Series B preferred stock at the time sold and that the Series B preferred shares were not issued for other consideration or goods and services.

WARRANT AGREEMENT BETWEEN CANOPY AND SERIES B PREFERRED STOCKHOLDER

        In connection with the Series B preferred stock offering, Canopy and Egan-Managed Capital, L.P. ("EMC"), one of the investors in the Series B preferred stock

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

offering, entered into a letter agreement wherein Canopy agreed to purchase the shares of Series B convertible preferred stock purchased by EMC in the event that EMC did not receive a warrant in a satisfactory form to EMC to purchase 416,667 shares of the Company's common stock from Canopy. On March 13, 2000, Canopy sold to EMC a warrant for $10,000 to purchase 416,667 shares of the Company's common stock held by Canopy at $5.98 per share for a two-year period. Since the sale of this warrant directly related to the issuance of the Series B preferred stock, the Company has accounted for this transaction as if the Company had sold the warrant to EMC with an offsetting contribution to capital. Accordingly, the Company recorded the fair value of the warrant of $2,252,717, determined using the Black-Scholes option-pricing model, as a beneficial conversion feature reflected as a dividend related to the Series B preferred stock during the three-month and six-month periods ended April 30, 2000. Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $8.00 per share; risk-free interest rate of 6 percent; expected dividend yield of 0 percent; volatility of 118 percent; and expected exercise life of two years.

STOCK-BASED COMPENSATION

        The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the intrinsic fair value of the Company's common stock. During the six months ended April 30, 2000, the Company granted 3,858,137 stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in $6,790,261 in deferred compensation. This deferred compensation has been recorded as a component of stockholders' equity and will be expensed consistent with the vesting of the underlying stock options. Amortization of deferred compensation amounted to $1,414,942 and $2,957,809, respectively, during the three-month and six-month periods ended April 30, 2000.

        As a result of an option agreement between Canopy and Ralph J. Yarro III, which was subsequently rescinded, the Company expensed a one-time compensation charge of $372,000 during the three-month period ended April 30, 2000. The option agreement allowed Mr. Yarro to purchase shares of the Company's common stock directly from Canopy. No shares were purchased under the agreement. Mr. Yarro is the president and chief executive officer of Canopy and the Chairman of the Company's board of directors.

(7) COMMITMENTS AND CONTINGENCIES

OPERATING LEASE AGREEMENTS

        On March 30, 2000, the Company entered into an operating lease agreement whereby the Company will lease 5,146 square feet of office space for $8,255 per month. This lease is for a term of five years and commences on June 1, 2000.

        On April 5, 2000 the Company entered into an amended operating lease agreement whereby the Company will lease additional office space adjacent to its current

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

corporate offices. The amendment requires additional lease payments of approximately $34,934 per month, and the lease expires December 2002. The lease may be terminated at an earlier date in accordance with the provisions of the original lease agreement.

LITIGATION

        The Company is a party to certain legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

(8) SEGMENT INFORMATION

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes disclosures related to components of a company for which separate financial information is available and evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. The Company has determined that it does not have any separately reportable operating segments. However, the Company does sell software and related products in geographic locations outside of the United States.

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)


        Revenue attributed to individual countries based on the location of sales to unaffiliated customers for the three-month and six-month periods ended April 30, 2000 and 1999 is as follows:

                                    Three Months Ended April 30,   Six Months Ended April 30,
                                        2000           1999           2000          1999
                                    ------------     -----------   ----------    ------------
Revenue:
  United States                      $1,054,518      $ 516,429     $1,445,228    $1,027,731
  Asia pacific                          142,150          9,513        184,073        24,341
  Europe                                 88,308         10,872        182,633        21,636
  Other countries                        76,158          6,795        102,399         8,114
                                    -----------      ---------     ----------    ----------
    Total revenue                    $1,361,134      $ 543,609     $1,914,333    $1,081,822
                                    ===========      =========     ==========    ==========


(9) SUBSEQUENT EVENT

        Subsequent to April 30, 2000, Canopy transferred 1,761,563 shares of Lineo's common stock held by Canopy to Caldera Systems. As a result of this transaction, the Company currently holds a total of 5,000,000 shares of Lineo's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing as well as our Form S-1 registration statement filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this quarterly filing.

OVERVIEW

        We began operations in 1994 as Caldera, Inc. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit that was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly-formed corporation. Caldera Systems, Inc. has operated as a separate legal entity engaged in developing and marketing Linux software since September 1, 1998. Since September 1, 1998, we have invested heavily in the expansion of our sales, marketing and professional services organizations to support our long-term growth strategy. As a result, our employee headcount has increased from 28 at September 1, 1998 to 193 at April 30, 2000. We have incurred net losses in each fiscal period since inception and as of April 30, 2000, had an accumulated deficit of $45.6 million.

        Substantially all of our revenue is derived from sales of Linux products and related services. We expect that for the foreseeable future the majority of our revenue will continue to be derived from sales of our eDesktop and eServer products. Related product sales are comprised of shipments of incomplete box units or documentation materials that customers request from time to time.

        Historically, we have experienced substantial fluctuations in our revenue from period to period relating to the introduction of new products and new versions of our existing products. Upon our announcement of an expected release date for new products or upgrades, we often experience a significant decrease in sales of our existing products. Additionally, we often experience the strongest sales for a new product during the first 30 days after its introduction as we fill advance orders from our distribution channels.

        We recognize revenue in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, or SOP 97-2 and Statement of Position 98-9, or SOP 98-9. Accordingly, revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEMs and VARs require a binding purchase order. Sales to resellers for which payment is considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which we do not have historical experience are accounted for as consignment sales and the revenue is recognized once sell-through verification is received and payments from customers become due. During the six months ended April 30, 2000, approximately 18 percent of our product revenue was derived on a sell-through basis. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of our initial software sales is certain telephone and e-mail technical support services we provide at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, we accrue the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements are deferred and recognized over the period of the contract or as the services are provided.

        If other significant post-delivery vendor obligations exist or if a product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred. To date, we have not shipped any software and related products subject to acceptance terms or subject to other post-delivery vendor obligations. Additionally, we have not recognized revenue on any contracts with customers that may include customer cancellation or termination clauses that indicate a demonstration period or otherwise incomplete transaction.

        We also offer our customers consulting, training and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. These services revenue are recognized as the services are performed.

        Software and related products revenue is comprised of revenue from the sale of software and other products such as shipments of incomplete box units or documentation materials. Services revenue is comprised of training royalties and tuition fees, consulting fees and customer support fees.

        Cost of software and related products revenue primarily consists of our costs for production, packaging, fulfillment and shipment of our product offerings. Additionally, royalties paid to third parties for inclusion of their software products in our product offerings are included in these costs.

        Included in sales and marketing expenses are the following: advertising, channel promotions, marketing development funds, promotional activities, public relations, trade show and personnel-related expenses such as salaries, benefits, commissions, recruiting fees, travel and entertainment expenses.

        Research and development expenses consist of payroll and related costs for software engineers, technical writers, quality assurance and research and development management personnel and the costs of materials used by these employees in the development of new or enhanced product offerings. Also included are the costs associated with outside contractors.

        General and administrative expenses are composed of professional fees, salaries and related costs for accounting, administrative, finance, human resources, information systems and legal personnel as well as costs associated with implementing and expanding our internal information and management reporting systems.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Revenue

        Our revenue was $1.4 million for the three-month period ended April 30, 2000 and $544,000 for the three-month period ended April 30, 1999. During each of these three-month periods, our revenue was generated primarily from the sale of software and related products. Revenue from international customers was approximately 23 percent of total revenue for the three-month period ended April 30, 2000 and five percent of total revenue for the three-month period ended April 30, 1999.

        Software and Related Products. Our software and related products revenue was $1.1 million for the three-month period ended April 30, 2000 and $482,000 for the three-month period ended April 30, 1999, an increase of $641,000, or 133%. The increase during the three-month period ended April 30, 2000 is primarily attributed to the release of eDesktop 2.4, which started shipping during March 2000. We had a new product release of OpenLinux late in the three-month period ended April 30, 1999, which did not impact software and related products revenue until the subsequent three-month period.

        Services. Our services revenue was $238,000 for the three-month period ended April 30, 2000 and $62,000 for the three-month period ended April 30, 1999, an increase of $176,000, or 285%. The increase in services revenue over the same quarter of the prior year was primarily attributed to our increased education and training-related offerings. During the three-month period ended April 30, 2000, we increased our marketing efforts for these programs.

Cost of Revenue

        Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $733,000 for the three-month period ended April 30, 2000 and $269,000 for the three-month period ended April 30, 1999, an increase of $465,000, or 173%. Cost of software and related products revenue as a percentage of software and related products revenue was 65% for the three-month period ended April 30, 2000 and 56% for the three-month period ended April 30, 1999. The increase of 9 percentage points was due in part to increases in the costs of product packaging as well as for royalty charges on software and related products sold in some international locations.

        Cost of Services Revenue. Our cost of services revenue was $349,000 for the three-month period ended April 30, 2000 and $136,000 for the three-month period ended April 30, 1999, an increase of $213,000, or 157%. The increase was primarily due to hiring additional employees and other internal costs to increase our services and support offerings capabilities.

Operating Expenses

        Sales and Marketing. Our sales and marketing expenses were $3.8 million for the three-month period ended April 30, 2000 and $914,000 for the three-month period ended April 30, 1999, an increase of $2.9 million, or 321%. The increase was primarily attributed to additional sales and marketing salaries and benefits expense as headcount totals increased significantly, additional advertising and related costs and tradeshow participation and related expenses. We expect our sales and marketing expenses to continue to increase as the Company continues to grow.

        Research and Development. Our research and development expenses were $1.3 million for the three-month period ended April 30, 2000 and $554,000 for the three-month period ended April 30, 1999, an increase of $761,000, or 137%. The increase in research and development expenses was primarily attributed to additional employees for software development and quality assurance.

        General and Administrative. Our general and administrative expenses were $1.4 million for the three-month period ended April 30, 2000 and $396,000 for the three-month period ended April 30, 1999, an increase of $1.0 million, or 260%. The increase in expenses was attributed to increased salaries and benefits for additional general and administrative and information systems employees. Other increases in general and administrative costs were legal and accounting fees and increased facilities and related costs consistent with our growth in headcount and overall business.

        On April 5, 2000 the Company entered into an amended operating lease agreement whereby the Company will lease additional office space adjacent to its current corporate offices. The amendment requires additional lease payments of approximately $34,934 per month, and the lease expires December 2002. The lease may be terminated at an earlier date in accordance with the provisions of the original lease agreement.

        Amortization of Deferred Compensation. In connection with stock options granted to employees during the three-month period ended April 30, 2000, we recorded deferred compensation of $1.3 million. During the three-month period ended April 30, 2000, we amortized $1.4 million of deferred compensation. During the three-month period ended April 30, 1999, there was no amortization of deferred compensation since there were no stock options granted to employees at exercise prices less than the fair market value of our common stock.

Other Income (Expense), net

        Other income (expense), net consists primarily of interest expense on borrowings and interest income received on cash reserves. Interest expense was $0 during the three-month period ended April 30, 2000 and $20,000 during the three-month period ended April 30, 1999. Other income was $748,000 during the three-month period ended April 30, 2000 and $0 during the three-month period ended April 30, 1999. The increase is primarily related to interest income on the proceeds received from our initial public offering during March 2000.

Provision for Income Taxes

        For the three-month periods ended April 30, 2000 and 1999, our subsidiary, Caldera GmbH, incurred income tax expense of $15,000 and $9,000, respectively.

Dividends Related to Convertible Preferred Stock

        During the three-month period ended April 30, 2000, we recorded a preferred stock dividend of $2.3 million for a warrant that was sold to Egan-Managed Capital by Canopy. On March 13, 2000, Canopy sold to EMC a warrant for $10,000, which allows EMC to purchase 416,667 shares of the Company's common stock held by Canopy at $5.98 per share for a two-year period. The estimated fair value of the warrant was calculated at the date the warrant agreement was executed using the Black-Scholes option-pricing model.

SIX-MONTH PERIODS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Revenue

        Our revenue was $1.9 million for the six-month period ended April 30, 2000 and $1.1 million for the six-month period ended April 30, 1999. During each of these six-month periods, our revenue was generated primarily from the sale of software and related products. Revenue from international customers were approximately 25 percent of total revenue for the six-month period ended April 30, 2000 and five percent of total revenue for the six-month period ended April 30, 1999.

        Software and Related Products. Our software and related products revenue was $1.5 million for the six-month period ended April 30, 2000 and $990,000 for the six-month period ended April 30, 1999, an increase of $528,000, or 53%. The increase during the six-month period ended April 30, 2000 is primarily attributed to the release of eDesktop 2.4, which started shipping during March 2000.

        Services. Our services revenue was $397,000 for the six-month period ended April 30, 2000 and $92,000 for the six-month period ended April 30, 1999, an increase of $305,000, or 332%. The increase in services revenue over the six-month period of the prior year was primarily attributed to our increased education and training-related offerings, as well as the increased effectiveness of our marketing efforts for these programs.

Cost of Revenue

        Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $1.0 million for the six-month period ended April 30, 2000 and $489,000 for the six-month period ended April 30, 1999, an increase of $539,000, or 110%. Cost of software and related products revenue as a percentage of software and related products revenue was 68% for the six-month period ended April 30, 2000 and 49% for the six-month period ended April 30, 1999. The increase of 19 percentage points was due to the recording of an inventory reserve, increases in certain fixed costs and royalties on the sale of our software and related products in certain international locations.

        Cost of Services Revenue. Our cost of services revenue was $605,000 for the six-month period ended April 30, 2000 and $188,000 for the six-month period ended April 30, 1999, an increase of $416,000, or 221%. The increase was primarily due to hiring additional employees and other internal costs to increase our service and support offering capabilities.

Operating Expenses

        Sales and Marketing. Our sales and marketing expenses were $5.9 million for the six-month period ended April 30, 2000 and $1.3 million for the six-month period ended April 30, 1999, an increase of $4.6 million, or 343%. The increase in expense was primarily attributed to additional sales and marketing salaries and benefits expense as headcount totals increased significantly, additional advertising and related costs, tradeshows and related expenses, increases in marketing development to build and expand our distribution channels, and initial costs related to the establishment of our electronic Linux Marketplace.

        Research and Development. Our research and development expenses were $2.3 million for the six-month period ended April 30, 2000 and $945,000 for the six-month period ended April 30, 1999, an increase of $1.3 million, or 141%. The main increase in research and development expenses was attributed to additional employees for software development and quality assurance. Other increases were for product localization in various international locations as well as for strategic development.

        General and Administrative. Our general and administrative expenses were $2.5 million for the six-month period ended April 30, 2000 and $669,000 for the six-month period ended April 30, 1999, an increase of $1.8 million, or 274%. The increase was primarily attributed to increased salaries and benefits for additional general and administrative and information systems employees. Other increases in general and administrative costs were for legal and accounting fees and increased facilities costs.

        Amortization of Deferred Compensation. In connection with stock options granted to employees during the six-month period ended April 30, 2000, we recorded deferred compensation of $6.8 million. During the six-month period ended April 30, 2000, we amortized $3.0 million of deferred compensation. During the six-month period ended April 30, 1999 there was no amortization of deferred compensation since there were no stock options granted to employees at exercise prices less than the fair market value of our common stock.

Other Income (Expense), net

        Other income (expense), net consists primarily of interest expense on borrowings and interest income received on cash reserves. Interest expense was $1,000 during the six-month period ended April 30, 2000 and $188,000 during the six-month period ended April 30, 1999. Other income (expense) was $861,000 during the six-month period ended April 30, 2000 and ($7,000) during the six-month period ended April 30, 1999. The increase is primarily related to interest income on the proceeds received from the issuance of Series B preferred stock and our initial public offering.

Provision for Income Taxes

        For the six-month periods ended April 30, 2000 and 1999, our subsidiary, Caldera GmbH, incurred income tax expense of $27,000 and $14,000, respectively.

Dividends Related to Convertible Preferred Stock

        During the six-month period ended April 30, 2000, we recorded preferred stock dividends of $12.3 million. The preferred stock dividends comprised (i) a warrant that was sold to Egan-Managed Capital by Canopy and (ii) a beneficial conversion feature related to the issuance of 5.0 million shares of Series B convertible preferred stock. The estimated fair market value of the warrant was determined to be $2.3 million using the Black-Scholes option-pricing model, and the value of the beneficial conversion feature was determined to be $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception as a separate legal entity in August 1998, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

        As of April 30, 2000, we had cash and equivalents of $90.9 million and working capital of $90.7 million. Increases in cash and equivalents and working capital from October 31, 1999 were the result of net proceeds received from our Series B preferred stock offering completed in January 2000 and net proceeds received from our initial public offering completed in March 2000. Cash used in operations and our $2.0 million cash investment in Evergreen Internet, Inc. partially offset these increases in cash and equivalents.

        Our net cash used in operations during the six-month period ended April 30, 2000 was $9.9 million. Cash used in operations was primarily attributed to the net loss of $12.5 million. We also paid $1.25 million to Sun Microsystems, Inc. for certain rights to license software. These uses of cash were partially offset by non-cash charges for the amortization of deferred compensation, depreciation and amortization, and common stock issued for services.

        Our investing activities have historically consisted of purchases of property and equipment and certain intangible assets. During the six-month period ended April 30, 2000, cash used in investing activities was $2.6 million. During the six-month period ended April 30, 2000, we invested $2.0 million in the common stock of Evergreen Internet, Inc., a strategic partner. We anticipate that we will experience an increase in the level of our capital expenditures, lease commitments and investment activities as we grow our operations.

        Subsequent to April 30, 2000, Canopy transferred 1,761,563 shares of Lineo's common stock held by Canopy to Caldera Systems. As a result of this transaction, the Company currently holds a total of 5,000,000 shares of Lineo's common stock.

        Our financing activities provided $103.3 million during the six-month period ended April 30, 2000. The primary source of cash during the six-month period ended April 30, 2000, was from the net proceeds of $29.8 million received in connection with our Series B preferred stock issuance in December 1999 and net proceeds of $71.9 million received in connection with our initial public offering in March 2000. We also received $1.5 million from a stock subscription receivable.

        As of April 30, 2000, we had no outstanding debt obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB delayed the effective date of SFAS 133 for one year, to apply to fiscal quarters of all years beginning after June 15, 2000. We do not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

        In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 during the first quarter of fiscal year 2001. Although management is currently evaluating the impact, if any, of SAB 101, management does not presently believe it will have a material impact on the Company's results of operations, financial position or liquidity.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25")". This interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. Although management is currently evaluating the impact, if any, of this interpretation, management does not presently believe it will have a material impact on the Company's results of operations, financial position or liquidity.

YEAR 2000 COMPLIANCE

        Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our products and services are primarily developed in the United States and marketed in North America, and to a lesser extent in Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our revenues are currently denominated in U.S. dollars, a strengthening of the U.S. dollar could make our Linux products less competitive in foreign markets.

        Our German subsidiary, Caldera Deutschland, GmbH, performs research and development activities for us. This subsidiary is currently our only foreign operation. To date, foreign currency fluctuations have had little effect on our business because only our German subsidiary's contracts, payables and receivables are denominated in a foreign currency. As of April 30, 2000, the assets of Caldera Deutschland were approximately $572,000. All other transactions of our business are denominated in the U.S. dollar. As time passes and as management sees fit, more transactions in Europe and Asia may be denominated in local currencies. As we expand operations in Europe and Asia, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. We have not revised our current business practices or modified any of our products to conform to Europe's conversion to the euro. Additionally, we have not engaged in any foreign currency hedging activities.

        The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities that we invest in may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, we will invest in a broad range of short-term fixed income securities with varying maturities. These instruments may include money market instruments, tax-exempt municipal funds, notes, and bonds, and US government security backed instruments. The company does not borrow money for short-term investments purposes. As of April 30, 2000, all of our cash and cash equivalents were in money market or equivalent accounts.

RISK FACTORS

                         RISKS RELATED TO OUR OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY.

        Although we began operations in 1994, during the past 12 months we have substantially revised our business plan to focus on Linux for eBusiness, made additions to our product line and hired a significant number of new employees, including key members of our management team. We recently developed and released our server product, eServer, and have made available for shipping our eBusiness framework product, eBuilder. Our historical sales have been primarily from our OpenLinux products, including OpenLinux 2.3 (renamed eDesktop because of its focus on the desktop environment), which were historically developed for first-time Linux users who predominantly have experience using Windows desktop environments. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux software. In particular, you must consider that our business model is based on an expectation that demand for Linux-based servers and applications will increase materially in the business community, which at present significantly favors Microsoft and other non-Linux operating systems. These risks also include our ability to:

      -     broaden awareness of the Caldera Systems brand;

      - maintain our current, and develop new, strategic relationships with technology partners and solutions providers;

      -     attract, integrate and retain qualified management personnel;

      - attract, integrate and retain qualified personnel for the expansion of our sales, professional services, engineering, marketing and customer support organizations;

      - continue to develop and upgrade product offerings tailored for business;

      -     respond effectively to competitive pressures; and

      - generate revenues from the sale of our software products, services, education programs and training.

        If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful.

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE.

        We have never been profitable and do not expect to achieve profitability until at least fiscal year 2002. If our revenue declines or grows at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenue to achieve or sustain profitability or generate positive cash flow. For the six months ended April 30, 2000, we incurred a net loss of approximately $12.5 million. As of April 30, 2000, we had incurred total net losses of approximately $42.1 million since the inception of our business in 1994. We expect to continue to incur net losses because we anticipate incurring significant expenses in connection with developing our products, hiring and training employees, expanding our market reach and building awareness of our brand. We forecast our future expense levels based on our operating plans and our estimates of future revenue. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. FLUCTUATIONS IN OUR OPERATING RESULTS OR THE FAILURE OF OUR OPERATING RESULTS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

        Our quarterly operating results have varied in the past and we expect them to fluctuate significantly in the future due to a variety of factors that could affect our revenue or our expenses in any particular quarter. Historically, we have experienced substantial fluctuations in our software and related products revenue from period to period relating to the introduction of new products and new versions of our existing products. For example, revenue from software and related products for the three-month period ended January 31, 1999 were approximately $508,000. Software and related products revenue decreased to approximately $482,000 during the three-month period ended April 30, 1999 but increased to approximately $1.0 million during the three-month period ended July 31, 1999. Software and related products revenue decreased to approximately $775,000 during the three-month period ended October 31, 1999, further decreased to approximately $395,000 during the three-month period ended January 31, 2000 and then increased to approximately $1.1 million for the three-month period ending April 30, 2000. These quarterly revenue fluctuations were primarily due to the fluctuation of sales of our OpenLinux products, and these fluctuations in revenue can be expected to continue as a result of fluctuating sales of all of our products, including our new product offerings.

        Upon our announcement of an expected release date for a new product or upgrade, we often experience a significant decrease in sales of our existing products. Additionally, we often experience the strongest sales for a new product during the first 30 days after its introduction as we fill advance orders from our distribution channel. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

      - the interest level of electronic solutions providers in recommending our Linux business solutions to end users;

      - the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

      - changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux environment in particular;

      -     the magnitude and timing of marketing initiatives;

      - changing business attitudes toward Linux as a viable operating system alternative to other competing systems;

      - the maintenance and development of our strategic relationships with technology partners and solution providers;

      -     the attraction, retention and training of key personnel; and

      -     our ability to manage our anticipated growth and expansion.

        As a result of the factors listed above and elsewhere, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. In addition, we plan to increase our operating expenses to expand our sales and marketing, administration, consulting and training, maintenance and technical support and research and development groups. If revenue falls below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

WE RELY ON OUR INDIRECT SALES CHANNEL FOR DISTRIBUTION OF OUR PRODUCTS, AND ANY DISRUPTION OF OUR CHANNEL AT ANY LEVEL COULD ADVERSELY AFFECT THE SALES OF OUR PRODUCTS.

        We have a two-tiered distribution channel through which the majority of our sales occur. As of April 30, 2000, we had approximately 35 distributors worldwide who purchased directly from us. These distributors in turn sell to approximately 4,000 retail outlets in the United States and approximately 900 equivalent sites internationally. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. Some electronic solutions providers also purchase eBusiness solutions through our distributors, and we anticipate they will continue to do so as we expand our product offerings for eBusiness. Because we usually sell indirectly through distributors to electronic solutions providers, we cannot control the relationships through which they purchase our products. In turn we do not control the presentation of our products by electronic solutions providers to end-users. Therefore, our distribution channel could be affected by disruptions in the relationships between our distributors and electronic solutions providers or between electronic solutions providers and end users. Also, distributors and electronic solutions providers may choose not to emphasize use of our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales. However, to our knowledge, none of our international distributors engages in discounting or other business practices unique to their respective geographic regions that materially affects or could materially affect our results of operations, although they could do so in the future.

        In particular, we are highly dependent on our relationships with our distribution partners, such as Frank Kasper & Associates, Ingram Micro, Navarre Corporation and Tech Data, domestically, and MediaGold in Europe, for the distribution of our products. Sales to all distributors accounted for approximately 77% of our total software and related products revenue for the six-month period ended April 30, 2000. We plan to continue to develop relationships with new distributors to introduce product and service offerings into new markets, including into foreign countries. If any of these distribution partners do not provide opportunities for growth or become closed to us, or if we are unable to create new distribution channels for new markets, we will be required to seek alternative channels of distribution for our products and services. We may be unable to do so, in which case our business would suffer.

WE ARE HIGHLY DEPENDENT UPON OUR STRATEGIC RELATIONSHIPS WITH OUR TECHNOLOGY PARTNERS AND THE LOSS OF ANY OF THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS.

        We depend on our alliances with our technology partners such as Citrix Systems, Evergreen Internet, Fujitsu, IBM, Novell and Sun Microsystems. These relationships encompass product integration, two-way technology transfers, joint marketing to electronic service providers and revenue-generating initiatives in areas such as product bundles, training and education and third-level technical support, relating to modification of the operating system code, for our partners. We expect that these relationships will create opportunities for our products and services in business markets in which we otherwise might not have access. If we are unable to maintain these relationships, we will not be able to develop and deploy our products in certain segments of the business community and our product development and sales will not grow.

        In addition, our existing strategic relationships with technology partners do not, and any future strategic relationships may not, afford us any exclusive marketing development or distribution rights. As a result, the companies with which we have strategic alliances are free to pursue alternative technologies and to develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support, or that our partners will not choose to open source products into which we have invested significant time and resources, thereby reducing the value of our rights in these products.

        In particular we rely on our relationship with Evergreen Internet from whom we license the rights to significant components of our eBuilder product. Evergreen Internet has the right to terminate our license at any time after January 1, 2003. If Evergreen Internet terminates our license or fails to provide necessary support for our development and marketing efforts, including providing necessary upgrades to eBuilder, we may be unable to provide products integral to our eBusiness solutions.

              RISKS RELATING TO LINUX AND OUR OPEN SOURCE SOFTWARE

WE RELY ON INDEPENDENT DEVELOPERS IN THE OPEN SOURCE COMMUNITY, SUCH AS LINUS TORVALDS, IN ORDER TO RELEASE UPGRADES OF OUR LINUX-BASED PRODUCTS.

        Many of the components of our software products, including the Linux kernel, the core of the Linux operating system, are developed by independent developers in the open source community and are available for inclusion in our products without cost. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers have in the past developed and upgraded the Linux kernel. Neither Mr. Torvalds nor any significant contributor to the Linux kernel is an employee of ours, and none of these individuals are required to further update the Linux kernel. If these independent developers and others in the open source community do not further develop the Linux kernel and other open source software included in our products on a timely basis, or at all, our ability to enhance our product offerings will suffer. As a consequence, we will be forced to rely to a greater extent on our own development efforts or license commercial software products as replacements, which would increase our expenses and delay enhancements to our products. For example, in the past we have sometimes been unable to upgrade all open source components of a product in connection with a proposed release because enhancements had not yet been made by these independent developers. Any failure on the part of the kernel developers to further develop and enhance the kernel could also stifle the development of additional Linux applications.

OUR BUSINESS MODEL, WHICH RELIES ON A COMBINATION OF OPEN SOURCE SOFTWARE AND PROPRIETARY TECHNOLOGY, IS UNPROVEN.

        Our business model incorporates as integral elements of our product offerings both commercial products and open source software. We know of no company that has built a profitable business based in whole or in part on open source software. By incorporating open source components in our product offerings, we face many of the same risks that other open source companies experience, including the inability to offer warranties and indemnities on products and services. In addition, by developing products based on proprietary technology that is not freely downloadable we may run counter to the perception of Linux as an open source model and alienate the Linux community. For example, our business model has been criticized by some members of the open source software community on various Web-based forums, including online articles, electronic bulletin boards and online chat rooms. Others have asserted that we are trying to dominate the market for Linux operating systems much like other companies have been able to dominate traditional software markets. Our critics argue that our business model, if successful, would fragment the Linux community, resulting in a less cohesive and cooperative development process. Negative reaction such as this, if widely shared by our customers, developers or the open source community, could harm our reputation, diminish our brand and decrease our revenue. Our business will fail if we are unable to successfully implement our business model.

        Our business model also depends upon incorporating contributions from the open source community into products that we open source. The viability of our product offerings depends in large measure upon the efforts of the open source community in enhancing products and making them compatible for use across multiple software and hardware platforms. There are no guarantees that these products will be embraced by the open source community such that programmers will contribute sufficient resources for their development. If the open source community does not embrace products that we view as integral to providing eBusiness solutions, we will be required to devote significant resources to develop these products on our own.

OUR RELIANCE ON INDEPENDENT THIRD PARTIES WHO DEVELOP MOST OF THE SOFTWARE INCLUDED IN OUR PRODUCTS COULD RESULT IN DELAYS OR UNRELIABLE PRODUCTS AND DAMAGE TO OUR REPUTATION.

        Our products consist of many different software components and applications, most of which are developed by independent third parties over whom we have limited or no control. While we use rigid engineering standards in testing the products or applications that we integrate in our products, we cannot guarantee that we have selected or will select in the future the most reliable components available in the market or that we will successfully integrate the many components of our products. In addition, if any of these third-party products are not reliable or available, we may have to develop them ourselves, which would significantly increase our development expenses and delay our time to market. Our customers could be dissatisfied if any of these products fail to work as designed or if adequate support is not provided, which could damage our reputation and lead to potential litigation.

BUSINESSES MAY NOT ADOPT OUR LINUX PRODUCTS DUE TO THE SCARCITY OF SOFTWARE APPLICATIONS FOR LINUX OPERATING SYSTEMS AND THE LACK OF LINUX STANDARDS FOR THESE APPLICATIONS.

        Businesses will not adopt our Linux products if sufficient Linux applications are not available to meet their needs. For example, widely used software products such as Microsoft Office, Intuit Quicken, Adobe and others have not been developed for use with Linux operating systems, such as OpenLinux. Since software applications meeting business needs are readily available for operating systems currently favored by the business community, such as Windows NT and Unix, businesses may not adopt our Linux products even if they perceive the Linux operating system to offer performance advantages over their current operating systems. In addition, no standards for compatibility among the several versions of Linux currently in the market have been widely adopted. Many software developers will be unlikely to develop products for Linux if they will not be compatible with the majority of Linux versions. If these developers decide not to develop applications that meet the needs of eBusiness, demand for our products and services may decline or fail to grow.

THE MARKET FOR LINUX BUSINESS SOLUTIONS MAY NOT GROW AS WE ANTICIPATE.

        Our strategy for marketing Linux solutions to businesses depends in part upon our belief that many businesses will follow a trend away from the use of networked computers linked by centralized servers and move toward the use of distributed applications through thin appliance servers, or specialized servers, Internet access devices and application service providers. We also are relying on electronic solutions providers making these technologies available on Linux and on Linux then becoming a desirable operating system under these circumstances. We also plan to market our Linux products for use on these specialized servers and Internet access devices, which we believe will become widely used for eBusiness. However, if businesses, which at present favor Microsoft and other non-Linux operating systems, do not adopt these trends in the near future, or if Linux is not viewed as a desirable operating system in connection with these trends, a significant market for our products may not develop. Factors that may keep businesses from adopting these trends include:

      -     costs of installing and implementing new hardware devices;

      -     costs of porting legacy systems into new platforms;

      - security concerns regarding manipulation of data through application service providers;

      -     limited adoption of Linux among businesses generally;

      -     previous significant investments in competing systems;

      -     lack of adequate Linux-trained professionals and support services;

      -     lack of standards among Linux products and applications; and

      - lack of acceptance of the Internet as a medium for distributing business applications.

        Even if these trends toward distributed applications are adopted, if the development of Linux products and Linux applications is not sufficient to meet the needs of eBusiness, a significant market for Linux business solutions such as ours may not materialize.

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE COULD BE PREVENTED FROM SELLING OR DEVELOPING OUR PRODUCTS IF THE GNU GENERAL PUBLIC LICENSE AND SIMILAR LICENSES UNDER WHICH ARE PRODUCTS ARE DEVELOPED AND LICENSED ARE NOT ENFORCEABLE.

        The Linux kernel and certain other components of our products have been developed and licensed under the GNU General Public License and similar licenses. These licenses state that any program licensed under them may be liberally copied, used, modified and distributed freely, so long as all modifications are also freely made available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary. It is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux operating systems, or significant portions of them, may not be liberally copied, modified or distributed freely, would have the effect of preventing us from selling or developing our products, unless we are able to negotiate a license to use the software or replace the affected portions. These licenses could be expensive, which could impair our ability to price our products competitively.

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, PARTICULARLY BECAUSE OUR PRODUCTS ARE COMPRISED OF MANY DISTINCT SOFTWARE COMPONENTS DEVELOPED BY THOUSANDS OF INDEPENDENT PARTIES.

        We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control and who, themselves, might not have the same financial resources as us to pay damages to a successful litigant. Claims of infringement could require us to re-engineer our products or seek to obtain licenses from third parties in order to continue offering our products. In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim could place a significant strain on our financial resources and harm our reputation.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS.

        While much of the code for our products is open source, our success depends significantly on our ability to protect our trademarks, trade secrets and certain proprietary technology contained in our products. We rely on a combination of copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. Some trademarks that have been registered in the United States have been licensed to us, and we have other trademark applications pending in the United States. Effective trademark protection may not be available in every country in which we intend to offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technologies. For example, on March 15, 2000 we received a letter from counsel of a third party demanding that we immediately stop using the term eServer in connection with our products. The third party alleges that it is the owner of the trademark ESERVER and several related marks. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. If we do not enforce and protect our intellectual property, our business may suffer substantial harm.

BECAUSE WE DO NOT OWN THE LINUX TRADEMARK, WE MAY BE PROHIBITED FROM USING IT IN CONNECTION WITH OUR PRODUCTS, WHICH COULD DAMAGE OUR BRAND AWARENESS.

        We use the term, Linux, as part of the name of several of our products, including OpenLinux. We also use Linux in our advertising and marketing materials and in our product documentation and for other commercial uses. However, we have no ownership of or contractual right to use the Linux trademark. In September 1999, our trademark applications in the United States for "OpenLinux(TM)" and "Linux for Business(TM)" were rejected. If the "Linux" trademark is invalidated through a legal action, or if we are prohibited from using it, our reputation and brand awareness could suffer. Also, because we do not control the use of this trademark, use by others could lead to confusion about the source, quality, reputation and dependability of Linux in general, which could negatively affect the market for Linux products.

WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

        We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on our Web site and the other sites linked to it. These types of claims have been brought, sometimes successfully, against providers of online services in the past. We could also be sued for the content that is accessible from our Web site and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues and the value of your investment could be materially adversely affected.

                      OTHER RISKS RELATING TO OUR BUSINESS

WE MUST ACHIEVE RAPID MARKET PENETRATION OF OUR PRODUCTS IN ORDER TO COMPETE SUCCESSFULLY.

        Because the Linux and eBusiness markets are new and emerging, companies that are early in providing products and solutions for these markets will have an advantage in building awareness and consumer loyalty. Therefore, in order for us to successfully market our products on a wide scale, we must rapidly achieve market penetration. For example, if we are unable to demonstrate the viability of our products through rapid growth:

      - software developers will be less likely to develop applications for our products;

      -     we will be unable to achieve economies of scale;

      - we will be less able to negotiate favorable terms with distributors and other partners; and

      - customers will be less likely to devote resources to purchasing and implementing our products if they are not seen as an industry standard.

        We may lack the economic and managerial resources necessary to promote this growth. Also, the fact that we rely almost entirely on the success of a few principal products affects our ability to penetrate diversified markets. In addition, while we believe our process of self-hosting results in superior products, it requires time and resources that may delay new product releases and upgrades. These delays could affect our ability to take advantage of market opportunities on a timely basis.

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

        We believe that broad recognition and a favorable audience perception of the Caldera Systems brand will be essential to our success. If our brand does not achieve broad recognition as the leading provider of Linux solutions for eBusiness, our success will be limited. We intend to build brand recognition through advertising our products and services and by marketing www.calderasystems.com as a premier online resource for eBusiness solutions. During the six months ended April 30, 2000, we spent approximately $578,000 for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Caldera Systems brand and awareness of our products and services. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brand, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging Linux market, as well as the broader market for the provision of eBusiness solutions.

OUR STRATEGY TO PROVIDE SOLUTIONS FOR eBUSINESS DEPENDS UPON OUR ABILITY TO SUCCESSFULLY INTRODUCE PRODUCTS TAILORED FOR eBUSINESS.

        To date, practically all of our sales revenue has come from retail sales of OpenLinux, which is designed to assist the first-time Linux user who may be familiar with a Windows, desktop environment. However, our business model is targeted toward using Linux solutions to facilitate eBusiness. In order for our strategy of providing Linux solutions for eBusiness to be successful, we must provide products that meet the needs of solutions providers and their eBusiness customers. We recently developed our server product, OpenLinux eServer, and have made available for shipping our eBusiness framework product, eBuilder. These new products, which are our primary eBusiness products, may not be adopted by solutions providers and their customers for any number of reasons, including lack of customer awareness of our company and our products, malfunction of the products and failure to meet needs of eBusiness. If our eBusiness products are not successful, we will fail to execute our strategy and our sales may not grow.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING AND MARKETING OUR EDUCATION AND TRAINING SERVICES, IN WHICH CASE OUR REVENUE AND BRAND AWARENESS COULD SUFFER.

        We depend upon our education and training services as a source of revenue and to broaden awareness of Linux and our products. Our ability to develop and market successfully our Linux courses could be adversely affected if we do not:

      - develop and maintain relationships with our Caldera Open Learning Providers;

      -     develop a sufficient variety of course selections;

      -     adequately update the content of our courses;

      -     competitively price our course offerings; and

      -     translate and localize our courses for use internationally.

        In order to accomplish these objectives, we plan to significantly increase investment of resources for the expansion of our education and training services. If we are unsuccessful in developing and marketing our Linux courses, we may be unable to recoup our investments in these services.

THE NETWORK SOLUTIONS AND OPERATING SYSTEMS INDUSTRIES ARE INTENSELY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH PROVIDERS OF SOLUTIONS FOR MODULAR COMPUTING, PROVIDERS OF LINUX OPERATING SYSTEMS AND OTHER MORE ESTABLISHED OPERATING SYSTEMS.

        We face direct competition in the area of software for specialized servers or Internet access devices from Berkeley Software Design, Inc., Microsoft and a joint venture involving Compaq and The Santa Cruz Operation. VA Linux and Wind River provide similar solutions embedded into their hardware offerings. In addition, Sun Microsystems has announced plans to open source its Solaris Unix operating system in an attempt to attract more developers to that platform. Many of these competitors are large, well-established companies that have significantly greater financial resources, more extensive marketing and distribution capabilities, larger development staffs and more widely recognized brands and products than we have.

        We also compete with other providers of Linux operating systems, particularly, Corel, MacMillan, Red Hat, SuSE and TurboLinux. Many of these competitors, such as Red Hat, have more established customer bases and stronger brand names than we do. Also, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our eBusiness products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could easily produce competing versions of Linux. In particular, distributors of UNIX operating systems could leverage their existing service organizations, due to the fact that Linux and UNIX operating systems share many common features.

        We compete with providers of other, more established operating systems. AT&T, Compaq, Hewlett-Packard, IBM, Microsoft, Novell, Olivetti, Sun Microsystems, The Santa Cruz Operation and Unisys are each providers of competing operating systems, which, in most cases, are more established among business users. We also compete for services revenue with a number of companies that provide technical support and other professional services to users of Linux operating systems, including some original equipment manufacturers with which we have agreements. Many of these companies have larger and more experienced service organizations than we have, and have the benefit of being earlier market entrants.

OUR COMPETITIVE POSITION COULD DECLINE IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING TO ACQUIRE BUSINESSES OR TECHNOLOGIES THAT ARE STRATEGIC FOR OUR

SUCCESS, OR OTHERWISE EXECUTE OUR BUSINESS STRATEGY, OR IF WE FAIL TO SUCCESSFULLY INTEGRATE ANY ACQUISITIONS WITH OUR CURRENT BUSINESS.

        We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

        If appropriate opportunities arise, we intend to acquire businesses, technologies, services or products that we believe are strategic for our success. The market for eBusiness solutions such as Linux products is new and is rapidly evolving and our competitive position could decline if we are unable to identify and acquire businesses or technologies that are strategic for our success in this market. We do not have any present agreement or understanding relating to any material acquisition or investment.

        We have not acquired a controlling interest in any third-party to date. If we acquire businesses, products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, effecting acquisitions could require us to use a significant amount of cash or cause us to engage in debt financing with terms that could materially affect our ability to engage in other capital expenditures and impede our intended growth. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. In addition, acquisitions and investments may have negative effects on our reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles. Any of these acquisition-related risks or costs could harm our business, financial condition and operating results.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY MANAGE GROWTH.

        We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow. We had 28 employees when we began operations as a separate legal entity in September 1998. As of April 30, 2000, the number had increased to 193. We expect that the number of our employees will continue to increase for the foreseeable future.

        Our planned growth entails risk. If we do not expand our operations in an efficient manner, our expenses could grow disproportionately to revenue or our revenue could decline or grow more slowly than expected, either of which could negatively affect the value of your investment. Our current and anticipated future growth, combined with the requirements we will face as a public company, will place a significant strain on our management, systems and resources. Our key personnel have limited experience managing this type of growth. We also need to improve our financial and managerial controls and reporting systems and procedures and to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. If we do not succeed in these efforts, it could reduce our revenue and the value of your investment.

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR INTERNATIONAL EXPANSION, OUR BUSINESS MAY NOT GROW AS ANTICIPATED AND SUBSTANTIAL RESOURCES MAY BE DRAINED.

        A key component of our growth strategy is to expand our presence in foreign markets. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized products and support. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, we may not be successful in marketing and distributing our products because we have little experience in these markets.

        Some of the factors that may impact our ability to initiate and maintain successful operations in foreign markets include:

      - hiring and successful supervision of employees in foreign jurisdictions;

      -     language and cultural differences;

      - the inability to find necessary partners for the successful distribution of our products in foreign jurisdictions;

      -     varying technology standards and capabilities;

      -     compliance with foreign laws with which we are not familiar;

      - issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property;

      - differences in reliability of telecommunications infrastructure and Internet access;

      - export controls that may prevent us from shipping our products into and from some markets;

      -     potentially adverse tax consequences;

      - restrictions against repatriation of earnings from our foreign operations;

      - unexpected changes in trading policies, including the imposition of tariffs and taxes;

      - unexpected changes in regulatory requirements, including laws and regulations governing the conduct of commerce, and the collection of personal data, on the Internet; and

      - general political and economic trends, including potential economic recessions in foreign markets, and fluctuations in foreign currency.

        If we are unable to profitably operate in foreign markets, our business may not grow as anticipated, substantial resources could be drained and our stock price could suffer.

WE COULD LOSE REVENUE AS A RESULT OF SOFTWARE ERRORS OR DEFECTS.

        Software programs frequently contain errors or defects, especially when first introduced or when new versions are released. We could, in the future, lose revenue as a result of errors or defects in our software products. We cannot assure you that errors will not be found in new products or releases. Although we have both product liability and errors and omissions insurance, we might incur losses in excess of the dollar limits or beyond the scope of coverage of our policies. While we test our products prior to release, the fact that most of the components of our software offerings are developed by independent parties over whom we exercise no supervision or control makes it particularly difficult to identify and remedy any errors or defects that could exist. Any errors could result in loss of revenue, or delay in market introduction or acceptance, diversion of development resources, damage to our reputation or increased service costs.

OUR CURRENT AND POTENTIAL CUSTOMERS MAY FIND IT DIFFICULT TO HIRE AND TRAIN QUALIFIED EMPLOYEES TO HANDLE INSTALLATION AND IMPLEMENTATION OF OUR PRODUCTS, WHICH COULD NEGATIVELY AFFECT SALES OF OUR PRODUCTS TO NEW CUSTOMERS AND LEAD TO DISSATISFACTION AMONG CURRENT CUSTOMERS.

        There are limited numbers of individuals that are trained and qualified to manage Linux systems, including OpenLinux and our other products. End users and our distribution partners may lack the resources to hire or train such qualified personnel to install and implement our products, which could lead to dissatisfaction with our product among end users and deter potential end users from purchasing our product.

DUE TO THE COMPETITIVE LABOR MARKETS, WE MAY NOT BE ABLE TO RECRUIT AND RETAIN SUFFICIENT QUALIFIED PROFESSIONALS NECESSARY FOR OUR GROWTH.

        In order to grow as we anticipate, we need to hire professionals to develop and market our products and provide technical support, education and training and other services to our customers. Competition for qualified professionals in the software industry is intense, and we may be unable to recruit and retain sufficient professionals to grow as we anticipate. In addition, because we are not located in a major metropolitan area, many potential candidates may be unwilling to relocate to our headquarters in Orem, Utah.

OUR MANAGEMENT TEAM IS NOT COMPLETE AND HAS ONLY RECENTLY BEGUN WORKING
TOGETHER.

        Our business is highly dependent on our ability to acquire necessary members of our management team and on our management team's ability to work together effectively. Several members of our management, including our Chief Financial Officer, Senior Vice President of Sales and Marketing and our Vice President of Sales, have been employed by us for a relatively short period of time. In addition, we have recently hired a Vice President Legal Affairs who has not yet started employment for the Company. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis. Our failure to find qualified individuals to fill these positions and the failure of our management team to work together effectively could negatively offset efficient decision-making, product development, sales and marketing efforts and the management of our financial and other resources, which would negatively impact our operating results.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

        The loss or departure of any of our officers or key employees could harm our ability to implement our business plan and could lower our revenue. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Ransom H. Love, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team, but may elect to do so in future periods.

IF WE FAIL TO MANAGE TECHNOLOGICAL CHANGE EFFECTIVELY, DEMAND FOR OUR PRODUCTS AND SERVICES WILL SUFFER.

        The market for eBusiness solutions is in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

      - our technology or systems may become obsolete upon the introduction of alternative technologies;

      - the technological life cycles of our products have been historically short and are difficult to accurately estimate;

      - we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

      - the price of the products and services we provide may decline as rapidly as, or more rapidly than, the cost of any competitive alternatives.

        We may not be able to effectively respond to the technological requirements of the changing market for eBusiness solutions. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for those technologies. If we do not develop and introduce new products and services and achieve market acceptance in a timely manner, demand for our products and services will drop and our business will suffer.

A SINGLE STOCKHOLDER WILL BE ABLE TO EXERT SIGNIFICANT CONTROL OVER CALDERA SYSTEMS, INC.

        Raymond J. Noorda has beneficial ownership of approximately 71% of our outstanding common stock. As a result, Mr. Noorda will be able to determine the outcome of actions that require stockholder approval. For example, Mr. Noorda could elect all of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and control changes in management.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We will have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The shares of our common stock currently outstanding will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

                     RISKS RELATED TO OUR INTERNET STRATEGY

IF WE FAIL TO PROMOTE AND ENHANCE OUR WEB SITE EFFECTIVELY, BROAD MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES COULD BE IMPAIRED.

        Our strategy for promoting and enhancing the www.calderasystems.com Web site is critical to the development of a Linux community of education, support and software applications providers. This community is in turn critical for broad market acceptance of our products and services. Our success in promoting and enhancing our Web site will depend on our ability to provide high quality content, features and functionality. If we fail to promote our Web site successfully or if visitors to our Web site do not perceive our services to be useful, current or of high quality, market acceptance of our products and services could be significantly impaired.

THE GROWTH OF OUR BUSINESS WILL BE DIMINISHED IF THE INTERNET IS NOT ACCEPTED AS A MEDIUM FOR COMMERCE AND BUSINESS NETWORKING APPLICATIONS.

        An important part of our business strategy is to develop and market our products for the support of secure business networks hosted on the Internet. In addition, we plan to sell our products and provide a significant amount of technical support and education via our Web site. If the Internet is not accepted as a medium for commerce and business networking applications, demand for our products and services will be diminished. A number of factors may inhibit Internet usage, including:

      -     inadequate network infrastructure;

      -     lack of knowledge and training on Internet use and benefits;

      -     consumer concerns for Internet privacy and security;

      -     lack of availability of cost-effective, high-speed service;

      -     interruptions in Internet commerce caused by unauthorized users;

      -     changes in government regulation relating to the Internet; and

      -     Internet taxation.

        If Internet usage grows, the infrastructure may not be able to support the demands placed on it by that growth and its performance and reliability may decline. Web sites have experienced interruptions as a result of delays or outages throughout the Internet infrastructure. If these interruptions continue, Internet usage may decline.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITE AND NEGATIVELY AFFECT OUR BRAND.

        The continuing and uninterrupted performance of our computer systems is critical to our success. Our customers and other members of the eBusiness community who access our Web site for technical support, news, educational resources and business solutions, may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruptions or failures would reduce our ability to provide adequate customer service and undermine our reputation in the eBusiness community. Substantially all of our communications hardware and computer hardware operations are located in our facilities in Orem, Utah. Our Web site is hosted in Salt Lake City, Utah. Fire, earthquakes, power loss, telecommunications failures, break-ins and similar events could negatively affect the operation of our Web site. Computer viruses, electronic break-ins or other similar disruptive problems could also harm our Web site. Our Web site in the past has experienced, and could experience in the future, slower response times or other problems for a variety of reasons, including delays or malfunctions as a result of third-party distributors on which we rely. Any of these occurrences and any resulting dissatisfaction among our customers and members of the eBusiness community could negatively affect the Caldera Systems brand image. Our insurance policies, including our business interruption insurance, may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have a formal disaster recovery plan.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 20, 2000, we completed the sale of an aggregate of 5.0 million shares of our common stock at a price of $14.00 per share in a firm commitment underwritten public offering. The offering was affected pursuant to a Registration Statement on Form S-1 (Registration No. 333-94351), which was declared effective on March 20, 2000 by the United States Securities and Exchange Commission. The lead underwriters for this offering included Robertson Stephens, Bear, Stearns & Co. Inc, Wit Soundview, and First Security Van Kasper. The underwriters exercised there over allotment option for an additional 750,000 shares of our common stock, at $14.00 per share, on April 17, 2000.

We received $80.5 million in proceeds from this offering, of which $5.6 million was paid to underwriters in connection with the underwriting fee, and approximately $3.0 million was paid in connection with offering expenses such as printing, filing and legal and accounting.

We anticipate using the proceeds generated from this offering for general corporate purposes, including sales and marketing activities, product development and support, and hiring of additional personnel. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products, although we have no present agreement or understanding with respect to any material acquisition or investment. We have not determined the amount of net proceeds to be used specifically for each of the foregoing purposes. Accordingly, our management will have broad discretion to spend flexibly in applying the net proceeds of this offering. We have invested the net proceeds of this offering in interest-bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended April 30, 2000, the following matters were submitted to the stockholders of Caldera Systems, Inc., a Utah Corporation ("Caldera Systems Utah"). Caldera Systems Utah merged into the Company on March 6, 2000 for the purpose of changing its state of incorporation to Delaware.

      1. On March 1, 2000 prior to the Company's initial public offering, the stockholders of Caldera Systems Utah, acting by written consent, approved the Company's 2000 Employee Stock Purchase Plan to among other things (a) initially reserve 500,000 shares of Common Stock for issuance thereunder, (b) provide for an automatic annual increase in the number of shares of Common Stock reserved for issuance thereunder in the amount of the lesser of 750,000 shares, 1% of the Company's outstanding capital stock or such lesser number of shares as the Company's Board of Directors may determine, approved the Company's entering into indemnification agreements with its officers and directors, and approved the reincorporation merger of the Company (as Caldera Systems Utah) with and into a subsidiary incorporated in the State of Delaware.

      2. On March 6, 2000, prior to the Company's initial public offering, Caldera Systems Utah, the Company's then sole stockholder, acting by written consent, approved (i) the amendment and restatement of the Company's Certificate of Incorporation and (ii) the reincorporation merger of Caldera Systems Utah with and into a subsidiary incorporated in the State of Delaware, with the Company as the surviving corporation.

      3. On March 10, 2000, prior to the Company's initial public offering, the stockholders of Caldera Systems Utah, acting by written consent, approved an amendment and restatement of the Company's 1999 Omnibus Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

            10.1  Distribution Agreement dated February 8, 2000 between the
                  Registrant and Frank Kasper & Associates, Inc.

            10.2 Second Amendment to Lease Agreement dated April 5, 2000 between the Registrant and EsNet Properties, L.C.

            10.3  Lease Agreement dated October 9, 1997 between Caldera, Inc.
                  and EsNet Properties, L.C.


            10.4  Master Lease dated March 30, 2000 between the Registrant and
                  106th South Business Park L.C.

            27.1  Financial Data Schedule.

      (b) Caldera Systems, Inc. did not file any reports on Form 8-K during the three months ended April 30, 2000.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 13, 2000                       CALDERA SYSTEMS, INC.

                                           By:   /s/    Alan J. Hansen
                                              ---------------------------------
                                              Alan J. Hansen
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX




EXHIBIT                           DESCRIPTION
-------                           -----------

10.1           Distribution Agreement dated February 8, 2000 between the
               Registrant and Frank Kasper & Associates, Inc.

10.2 Second Amendment to Lease Agreement dated April 5, 2000 between the Registrant and EsNet Properties, L.C.

10.3           Lease Agreement dated October 9, 1997 between Caldera, Inc.
               and EsNet Properties, L.C.

10.4           Master Lease dated March 30, 2000 between the Registrant and
               106th South Business Park L.C.

27.1           Financial Data Schedule.