Form 10-Q
period 2000-07-31
CALDERA SYSTEMS INC
filed 2000-09-14
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2000
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________

                         Commission file number _______

                              CALDERA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     87-0617393
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

                             240 West Center Street
                                Orem, Utah 84057
              (Address of principal executive office and zip code)

                                 (801) 765-4999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X] NO [ ]

As of September 14, 2000, 39,036,847 shares of the Registrant's common stock were outstanding.

                              CALDERA SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                      Page Number
                                                                                      -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 31, 2000 and
           October 31, 1999..............................................................  3

         Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the three and nine months ended
           July 31, 2000 and 1999........................................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2000 and 1999...........................................  5

         Notes to Condensed Consolidated Financial Statements............................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations................................................................. 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................... 25

         Risk Factors.................................................................... 26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................... 42

Item 2.  Changes in Securities and Use of Proceeds....................................... 42

Item 3.  Defaults Upon Senior Securities................................................. 42

Item 4.  Submission of Matters to a Vote of Security Holders............................. 42

Item 5.  Other Information............................................................... 43

Item 6.  Exhibits and Reports on Form 8-K................................................ 43

Item 7.  Signatures...................................................................... 43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CALDERA SYSTEMS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           July 31,           October 31,
                                                                            2000                 1999
                                                                        --------------      --------------
                                                                         (unaudited)
                             ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $   28,757,215      $      121,989
    Available-for-sale securities                                           56,462,090                  --
    Accounts receivable, net of allowance for doubtful
      accounts of $302,500 and $90,000, respectively                         1,518,045             670,043
    Stock subscriptions receivable                                           1,500,000           1,500,000
    Other receivables                                                            6,552             375,000
    Inventories                                                                317,187             169,409
    Other current assets                                                     1,669,324              33,524
                                                                        --------------      --------------
      Total current assets                                                  90,230,413           2,869,965
                                                                        --------------      --------------
PROPERTY AND EQUIPMENT:
    Computer equipment                                                       1,063,498             609,665
    Furniture and fixtures                                                   1,263,130             675,181
    Leasehold improvements                                                     316,708              86,973
                                                                        --------------      --------------
                                                                             2,643,336           1,371,819
    Less accumulated depreciation and amortization                            (989,313)           (652,399)
                                                                        --------------      --------------
      Net property and equipment                                             1,654,023             719,420
                                                                        --------------      --------------
INVESTMENTS IN NON-MARKETABLE SECURITIES:
    Affiliate                                                                1,966,174                  --
    Non-affiliates                                                           3,999,497                  --
                                                                        --------------      --------------
                                                                             5,965,671                  --
                                                                        --------------      --------------
OTHER ASSETS, net                                                              104,073             124,430
                                                                        --------------      --------------
      Total assets                                                      $   97,954,180      $    3,713,815
                                                                        ==============      ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                    $    2,293,243      $    1,309,255
    Accrued liabilities                                                      1,712,393             450,157
    Accrued marketing development                                               76,078             172,900
    Accrued sales returns and other allowances                                 484,146             169,000
    Deferred revenue                                                            67,803              38,080
    Current portion of long-term debt                                               --               3,698
    Related party payables                                                      31,500              48,933
                                                                        --------------      --------------
      Total current liabilities                                              4,665,163           2,192,023
                                                                        --------------      --------------
LONG-TERM DEBT, net of current portion                                              --               5,762
                                                                        --------------      --------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 25,000,000 shares authorized                 --                  --
    Common stock, $0.001 par value; 75,000,000 shares authorized,
      39,036,847 and 26,607,329 shares outstanding, respectively                39,037              26,607
    Additional paid-in capital                                             151,863,065          16,160,312
    Stock subscriptions receivable                                                  --          (1,500,000)
    Deferred compensation                                                   (5,896,447)         (2,734,934)
    Accumulated comprehensive income (loss)                                    454,903              (4,365)
    Accumulated deficit                                                    (53,171,541)        (10,431,590)
                                                                        --------------      --------------
      Total stockholders' equity                                            93,289,017           1,516,030
                                                                        --------------      --------------
      Total liabilities and stockholders' equity                        $   97,954,180      $    3,713,815
                                                                        ==============      ==============


     See accompanying notes to condensed consolidated financial statements.

                              CALDERA SYSTEMS, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                                                   Three Months Ended July 31,          Nine Months Ended July 31,
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
REVENUE:
      Software and related products                              $    631,173      $  1,007,536      $  2,148,867      $  1,997,527
      Services                                                        556,561            87,026           953,200           178,857
                                                                 ------------      ------------      ------------      ------------
        Total revenue                                               1,187,734         1,094,562         3,102,067         2,176,384
                                                                 ------------      ------------      ------------      ------------
COST OF REVENUE:
      Software and related products                                   463,783           768,549         1,491,918         1,257,694
      Services                                                        766,517           208,735         1,371,101           397,025
                                                                 ------------      ------------      ------------      ------------
        Total cost of revenue                                       1,230,300           977,284         2,863,019         1,654,719
                                                                 ------------      ------------      ------------      ------------
GROSS (DEFICIT) MARGIN                                                (42,566)          117,278           239,048           521,665
                                                                 ------------      ------------      ------------      ------------
OPERATING EXPENSES:
      Sales and marketing (exclusive of non-cash compensation
        of $418,700, $10,182, $1,324,532 and $10,182,
        respectively)                                               4,625,353         1,024,631        10,503,694         2,351,597
      Research and development (exclusive of non-cash
        compensation of $240,904, $5,920, $845,767 and $5,920,
        respectively)                                               1,111,167           655,325         3,391,111         1,600,581
      General and administrative (exclusive of non-cash
        compensation of $383,338, $7,578, $1,830,452 and
        $7,578, respectively)                                       1,985,687           510,808         4,490,393         1,179,768
      Amortization of deferred compensation                         1,042,942            23,680         4,000,751            23,680
                                                                 ------------      ------------      ------------      ------------
        Total operating expenses                                    8,765,149         2,214,444        22,385,949         5,155,626
                                                                 ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                               (8,807,715)       (2,097,166)      (22,146,901)       (4,633,961)
                                                                 ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
      Interest expense                                                     --           (54,095)             (547)         (241,785)
      Other income (expense)                                        1,288,444             5,303         2,149,652            (2,189)
                                                                 ------------      ------------      ------------      ------------
        Other income (expense), net                                 1,288,444           (48,792)        2,149,105          (243,974)
                                                                 ------------      ------------      ------------      ------------
LOSS BEFORE INCOME TAXES                                           (7,519,271)       (2,145,958)      (19,997,796)       (4,877,935)

PROVISION FOR INCOME TAXES                                            (11,440)          (11,300)          (38,590)          (25,210)
                                                                 ------------      ------------      ------------      ------------
NET LOSS                                                         $ (7,530,711)     $ (2,157,258)     $(20,036,386)     $ (4,903,145)
                                                                 ============      ============      ============      ============
DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK                 $         --      $         --      $(12,252,717)     $         --
                                                                 ============      ============      ============      ============
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $ (7,530,711)     $ (2,157,258)     $(32,289,103)     $ (4,903,145)
                                                                 ============      ============      ============      ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                      $      (0.19)     $      (0.13)     $      (1.05)     $      (0.30)
                                                                 ============      ============      ============      ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                           39,036,847        16,231,895        30,822,422        16,078,148
                                                                 ============      ============      ============      ============
OTHER COMPREHENSIVE LOSS:
      Net loss                                                   $ (7,530,711)     $ (2,157,258)     $(32,289,103)     $ (4,903,145)
      Unrealized gain on available-for-sale securities                457,995                --           457,995                --
      Foreign currency translation adjustment                          13,230             1,007             1,273            (3,443)
                                                                 ------------      ------------      ------------      ------------
COMPREHENSIVE LOSS                                               $ (7,059,486)     $ (2,156,251)     $(31,829,835)     $ (4,906,588)
                                                                 ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                  CALDERA SYSTEMS, INC

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                               Nine Months Ended July 31,
                                                                                                  2000             1999
                                                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 $(20,036,386)     $ (4,903,145)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                              372,022           167,960
       Amortization of deferred compensation                                                    4,000,751            23,680
       Issuance of common stock for services                                                      134,664                 -
       Accrued interest converted to equity                                                             -           167,267
       Changes in operating assets and liabilities:
          Accounts receivable, net                                                               (848,002)         (427,713)
          Other receivables                                                                       368,448          (375,000)
          Inventories                                                                            (147,778)         (183,123)
          Other current assets                                                                 (1,635,800)           75,232
          Other assets                                                                            (12,976)           (7,789)
          Accounts payable                                                                        966,555         1,006,303
          Accrued liabilities                                                                   1,262,236           213,371
          Accrued marketing development                                                           (96,822)                -
          Accrued sales returns and other allowances                                              315,146            43,474
          Deferred revenue                                                                         29,723            98,196
                                                                                             ------------      ------------
            Net cash used in operating activities                                             (15,328,219)       (4,101,287)
                                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payment to Caldera, Inc. in asset acquisition                                                  -       (14,963,826)
    Purchase of property and equipment                                                         (1,271,517)         (336,922)
    Purchase of available-for-sale securities                                                 (56,005,368)                -
    Acquisition of investment in non-marketable security                                       (2,000,000)                -
                                                                                             -------------     ------------
            Net cash used in investing activities                                             (59,276,885)      (15,300,748)
                                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from majority stockholder under convertible promissory note                              -         4,819,000
    Borrowings from majority stockholder                                                          300,000                 -
    Repayment of borrowings from majority stockholder                                            (300,000)                -
    Proceeds from long-term debt                                                                        -            11,202
    Repayments of long-term debt                                                                   (9,460)           (1,442)
    Proceeds from issuance of common shares upon incorporation                                          -        15,481,000
    Proceeds from sale of common stock, net of offering costs                                  73,281,359                 -
    Proceeds from sale of Series B convertible preferred stock, net of offering costs          29,790,674                 -
    Proceeds from exercise of common stock options                                                176,484                 -
                                                                                             ------------      ------------
            Net cash provided by financing activities                                         103,239,057        20,309,760
                                                                                             ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      28,633,953           907,725
CUMULATIVE TRANSLATION ADJUSTMENT                                                                   1,273            (3,442)
CASH AND CASH EQUIVALENTS, beginning of period                                                    121,989            75,586
                                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                                     $ 28,757,215      $    979,869
                                                                                             ============      ============


See accompanying notes to condensed consolidated financial statements.

                             CALDERA SYSTEMS, INC.

                                  (unaudited)


                                                                                            Nine Months Ended July 31,
                                                                                            2000                 1999
                                                                                      --------------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                           $          547      $           --
     Cash paid for income taxes                                                       $       41,031      $           --
     Unrealized gain on available-for-sale securities                                 $      457,995      $           --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of common shares for a note receivable                                  $           --      $    6,000,000

     Issuance of common shares and the acquisition of a license fee for               $    1,999,497      $           --
        non-marketable securities

     Conversion of 6,596,146 shares of common stock to 6,596,146
        shares of Series A convertible preferred stock                                $        6,596      $           --

     Conversion of 6,596,146 shares of Series A convertible preferred stock and
        5,000,000 shares of Series B convertible preferred stock to 11,596,146
        shares of common stock                                                        $       11,596      $           --

     Dividends related to Series B convertible preferred stock                        $   12,252,717      $           --

     Issuance of common shares in exchange for investment in Lineo, Inc.              $   10,000,000      $           --

     Distribution to majority stockholder for fair value of shares issued in
        excess of the carryover basis of the investment in Lineo, Inc.                $   (9,999,999)     $           --

     Distribution to majority stockholder for license rights                          $     (450,849)     $           --

     Contribution of additional shares of Lineo, Inc. from majority stockholder       $    1,966,173      $           --


     See accompanying notes to condensed consolidated financial statements.

                              CALDERA SYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS


         Caldera Systems, Inc. ("Caldera"), was incorporated as a Utah corporation on August 21, 1998, and was reincorporated as a Delaware corporation on March 6, 2000. Caldera develops and markets software and provides related services that enable the development, deployment and management of Linux-based specialized servers and Internet devices that extend the eBusiness infrastructure. Caldera sells and distributes its software and related products indirectly through distributors and solutions providers, which include value-added resellers ("VARs"), original equipment manufactures ("OEMs"), systems integrators, as well as directly to end-user customers. These sales occur throughout the United States and in certain international locations.

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

         The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three and nine months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.

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

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


PRINCIPLES OF CONSOLIDATION

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

AVAILABLE FOR-SALE-SECURITIES

         Available for-sale-securities include investments with lives in excess of three months. These investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are recorded as a component of comprehensive income.

INVENTORIES

          Inventories consist primarily of completed products and raw materials. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of July 31, 2000 and October 31, 1999, inventories consisted of raw materials of approximately $231,900 and $79,400, respectively, and finished goods of approximately $85,300 and $90,000, respectively.

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

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


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

         The Company also offers its customers consulting, training and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. Services revenue is recognized as the services are performed.

         Sales to certain distributors are subject to agreements allowing for rights of return and price protection. Allowances for estimated future returns, price protection, stock rotations, and other customer incentives, are provided at the time of sale based on the Company's policies and historical experience. At July 31, 2000 and October 31, 1999, allowances for returns, price protection and stock rotations totaled approximately $484,100 and $169,000, respectively, and are reflected as current liabilities in the accompanying condensed consolidated balance sheets.

NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock. For the three and nine months ended July 31, 2000, there were 4,184,794 and 7,659,524 common share equivalents that were not included in the computation of diluted net loss

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(3) INITIAL PUBLIC OFFERING

                  On March 20, 2000, the Company completed the sale of an aggregate of 5.0 million shares of common stock at a price of $14.00 per share in a firm commitment underwritten public offering. The offering was affected pursuant to a Registration Statement on Form S-1 (Registration No. 333-94351), which was declared effective on March 20, 2000 by the United States Securities and Exchange Commission. On April 17, 2000, the underwriters exercised their over allotment option for an additional 750,000 shares of our common stock.

         We received $80.5 million in proceeds from this offering, of which $5.6 million was paid to the underwriters as underwriting discounts and commissions and approximately $3.0 million was paid for direct offering expenses.

(4) SOFTWARE LICENSE AGREEMENTS WITH SUN MICROSYSTEMS, INC.

         In January 2000, the Company and Sun Microsystems, Inc. ("Sun"), an investor in the Company's Series B preferred stock, entered into certain software license agreements. Pursuant to one of the software license agreements, the Company agreed to pay Sun a nonrefundable payment in the amount of $1,250,000. During the nine months ended July 31, 2000, the Company made the required payments to Sun and recorded the payments as prepaid license fees and marketing expense. Under the agreements, the Company has access to certain of Sun's technologies as well as participates with Sun in various marketing activities. The Company is expensing the portion of the fee allocated to the technology ratably over the length of the agreements and is expensing the portion of the fee allocated to the marketing activities as they occur.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

EVERGREEN INTERNET, INC.

         In January 2000, the Company and Evergreen Internet, Inc. ("Evergreen") entered into a master agreement which sets forth the terms and conditions of a business alliance. The Company agreed to acquire 370,370 shares of common stock of Evergreen for $2,000,000 and Evergreen agreed to transfer an additional 222,222 shares of its common stock to the Company in exchange for 200,000 shares of the Company's common stock. The Company has recorded its investment in Evergreen at cost, based on the cash consideration paid by the Company and the estimated fair market value of the Company's common stock on the date of the agreement of $8.00 per share. The total investment of $3.6 million is included in the caption Investments in Non-marketable Securities - Non-affiliates in the accompanying July 31, 2000 condensed consolidated balance sheet.

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


TROLL TECH AS

         In December 1999, the Company and The Canopy Group ("Canopy"), the Company's majority stockholder, entered into an agreement with Troll Tech AS and its stockholders. Pursuant to the agreement, the Company agreed to acquire 159 shares of common stock of Troll Tech in exchange for 106,356 shares of the Company's common stock and Canopy agreed to acquire 398 shares of common stock of Troll Tech in exchange for $1,000,000. The Company has recorded its investment in Troll Tech's common stock at $399,999, based on the cash price per share paid by Canopy. The Company determined that the cash price per share paid by Canopy is the most reliable evidence of the value of Troll Tech's common stock. The difference between the estimated fair value of the 106,356 shares of the Company's common stock at $8.00 per share of $850,848 and the $399,999 investment has been reflected as a distribution to Canopy. The total investment of $399,999 is included in the caption Investments in Non-marketable Securities
- Non-affiliates in the accompanying July 31, 2000 condensed consolidated balance sheet.

LINEO, INC.

         In January 2000, the Company and Lineo, Inc. ("Lineo") entered into a stock purchase and sale agreement. Pursuant to the stock purchase agreement, the Company agreed to purchase 3,238,437 shares of common stock of Lineo in exchange for 1,250,000 shares of the Company's common stock. Because Lineo is also majority owned by Canopy, the investment in Lineo has been accounted for as a transaction between entities under common control with the transfer being reflected in the condensed consolidated financial statements at Lineo's carry over basis. At the date of the agreement, Lineo had a stockholders' deficit. Accordingly, the investment was recorded at a nominal value of $1.00 because the Company does not have any obligation to provide additional funding to Lineo. The Company has recorded the estimated fair value of the shares of its common stock issued to Lineo at $10.0 million with the difference between the $10.0 million and the $1.00 investment recorded as a distribution to Canopy.

         On May 11, 2000, Canopy transferred 1,761,563 shares of Lineo's common stock held by Canopy to Caldera Systems. This transfer has been reflected as a capital contribution by Canopy at Lineo's carry over basis of $1,966,173. As a result of this transaction, the Company currently holds a total of 5,000,000 shares of Lineo's common stock. The total investment of $1,966,174 is included in the caption Investments in Non-marketable Securities - Affiliate in the accompanying July 31, 2000 condensed consolidated balance sheet.

(6) STOCKHOLDERS' EQUITY

CONVERSION OF COMMON SHARES INTO SERIES A PREFERRED SHARES

         Prior to the offering of Series B shares discussed below, on December 30, 1999, the Company entered into a Conversion Agreement with its two major stockholders,

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


Canopy and MTI Technology Corporation ("MTI"). These two stockholders held 99 percent of the outstanding shares of the Company's common stock at December 30, 1999. Pursuant to the Conversion Agreement, the Company converted 6,596,146 shares of outstanding common stock held by Canopy and MTI into 6,596,146 shares of Series A preferred shares.

ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

         On December 30, 1999, the Company's board of directors authorized the issuance of 5,000,000 shares of Series B convertible preferred stock at $6.00 per share. During January 2000, the 5,000,000 shares were sold for net proceeds of $29,790,674. Each share of Series B convertible preferred stock was immediately convertible to one share of common stock upon issuance. During the nine months ended July 31, 2000, the Company recorded a dividend related to the Series B convertible preferred stock in the amount of $10.0 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the conversion price of $6.00 per share and the estimated fair value of the common stock of $8.00 per share for financial reporting purposes based on the estimated price range for the Company's IPO. The Company's board of directors determined that the $6.00 per share price for the Series B preferred stock represented their estimate of the fair value of the Series B preferred stock at the time sold and that the Series B preferred shares were not issued for other consideration or goods and services.

WARRANT AGREEMENT BETWEEN CANOPY AND SERIES B PREFERRED STOCKHOLDER

         In connection with the Series B preferred stock offering, Canopy and Egan-Managed Capital, L.P. ("EMC"), one of the investors in the Series B preferred stock offering, entered into a letter agreement wherein Canopy agreed to purchase the shares of Series B convertible preferred stock purchased by EMC in the event that EMC did not receive a warrant in a satisfactory form to EMC to purchase 416,667 shares of the Company's common stock from Canopy. On March 13, 2000, Canopy sold to EMC a warrant for $10,000 to purchase 416,667 shares of the Company's common stock held by Canopy at $5.98 per share for a two-year period. Since the sale of this warrant directly related to the issuance of the Series B preferred stock, the Company has accounted for this transaction as if the Company had sold the warrant to EMC with an offsetting contribution to capital. Accordingly, the Company recorded the fair value of the warrant of $2,252,717, determined using the Black-Scholes option-pricing model, as a beneficial conversion feature reflected as a dividend related to the Series B preferred stock during the nine months ended July 31, 2000. Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $8.00 per share; risk-free interest rate of 6 percent; expected dividend yield of 0 percent; volatility of 118 percent; and expected exercise life of two years.

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


STOCK-BASED COMPENSATION

         The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock. During the nine months ended July 31, 2000, the Company granted 3,858,137 stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in $6,790,261 in deferred compensation. This deferred compensation has been recorded as a component of stockholders' equity and will be expensed consistent with the vesting of the underlying stock options. Amortization of deferred compensation amounted to $1,042,942 and $4,000,751, respectively, during the three and nine months ended July 31, 2000.

         During the nine months ended July 31, 1999, the Company granted 1,455,338 stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in $181,917 in deferred compensation. For the three and nine months ended July 31, 1999, amortization of deferred compensation was $23,680.

         As a result of an option agreement between Canopy and Ralph J. Yarro III, which was subsequently rescinded, the Company expensed a one-time compensation charge of $372,000 during the nine months ended July 31, 2000. The option agreement allowed Mr. Yarro to purchase shares of the Company's common stock directly from Canopy. No shares were purchased under the agreement. Mr. Yarro is the president and chief executive officer of Canopy and the Chairman of the Company's board of directors.

(7) COMMITMENTS AND CONTINGENCIES

OPERATING LEASE AGREEMENTS

         On March 30, 2000, the Company entered into an operating lease agreement whereby the Company will lease 5,146 square feet of office space for $8,255 per month. This lease is for a term of five years and commences on June 1, 2000.

         On April 5, 2000, the Company entered into an amended operating lease agreement whereby the Company will lease additional office space adjacent to its current corporate offices. The amendment requires additional lease payments of approximately $34,934 per month, and the lease expires December 2002. The lease may be terminated at an earlier date in accordance with the provisions of the original lease agreement.

LITIGATION

         The Company is a party to certain legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


SEVERANCE AGREEMENTS

         During July and August 2000, the Company entered into Severance Agreements with certain members of management. The agreements are only in effect upon a change of control and termination or effective termination of employment with the Company. Change of control is defined as: (1) any person or entity who becomes the beneficial owner of 51 percent or more of the Company's common stock, (2) sale of substantially all of the Company's assets, (3) approval of a merger or consolidation in which at least 50 percent of the voting securities are acquired, and (4) certain changes in the composition of the Company's board of directors. Specific provisions for Senior Vice Presidents and Executive Officers include but are not limited to the following; salary and bonus payments equal to 150 percent of the then current annual base salary and bonuses, 18 months of accelerated vesting on outstanding stock options and continuating insurance benefits for a period up to six months. Specific provisions for Vice Presidents include but are not limited to the following; salary and bonus payments equal to 100% of the then current annual base salary and bonuses, 12 months of accelerated vesting on outstanding stock options and continuating insurance benefits for a period of six months.

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

         Revenue attributed to individual countries based on the location of sales to unaffiliated customers for the three and nine months ended July 31, 2000 and 1999 is as follows:

                         Three Months Ended July 31, Nine Months Ended July 31,
                             2000          1999          2000         1999
                         --------------------------  --------------------------
      Revenue:
       United States     $  712,547      $1,018,070   $2,157,775     $2,045,801
       Asia pacific         258,802          37,033      442,875         61,374
       Europe               158,481          34,515      341,114         56,151
       Other countries       57,904           4,944      160,303         13,058
                         ----------      ----------   ----------     ----------
         Total revenue   $1,187,734      $1,094,562   $3,102,067     $2,176,384
                         ==========      ==========   ==========     ==========

(9) SUBSEQUENT EVENTS

PROPOSED ACQUISITION OF THE SANTA CRUZ OPERATION'S SERVER SOFTWARE AND PROFESSIONAL SERVICES DIVISIONS

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


         On August 1, 2000 and as amended on September 13, 2000, Caldera Systems, Inc., Caldera, Inc. ("New Caldera"), and The Santa Cruz Operation, Inc. ("SCO") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). As a result of the transactions proposed by the Reorganization Agreement (the "Reorganization"), (i) a newly formed, wholly owned subsidiary of New Caldera will be merged with and into Caldera, with Caldera being the surviving corporation, and all outstanding Caldera securities will be converted, on a share for share basis, into New Caldera securities having identical rights, preferences and privileges, with New Caldera assuming any and all outstanding options and other rights to purchase shares of capital stock of Caldera (with all such New Caldera securities issued to former Caldera security holders initially representing in the aggregate a fully-diluted interest in New Caldera equal to approximately 71.4% in New Caldera); (ii) SCO and certain of its subsidiaries will contribute to New Caldera, all of the capital stock held of certain contributed companies and certain assets in consideration for the issuance by New Caldera to SCO of shares of common stock of New Caldera, $0.001 par value ("New Caldera Common Stock") (the "Acquisition"); (iii) New Caldera will assume all options to acquire common stock held by employees (except for three officers) hired or retained by Caldera and such options will be converted into options to purchase New Caldera Common Stock (the "New Caldera Options"); and (iv) SCO will receive shares of New Caldera Common Stock (including shares reserved for New Caldera Options) representing in the aggregate a fully diluted equity interest in New Caldera equal to approximately 28.6% of New Caldera and $7,000,000 in cash. In conjunction with the Reorganization Agreement, The Canopy Group, Inc., a major stockholder of Caldera has agreed to loan $18 million to SCO and Caldera has agreed to loan $7 million to SCO. Each of these loans will be secured by the assets of SCO.

         In addition, certain stockholders of SCO and certain stockholders of Caldera have entered into Voting Agreements to vote in favor of the Reorganization and against certain other matters (the "Voting Agreements"). The Reorganization is intended to constitute a reorganization under Section 351 of the Internal Revenue Code of 1986, as amended, and to be accounted for as a purchase transaction. Consummation of the Reorganization is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of Caldera, shareholders of SCO and certain regulatory bodies.

         The combination will be accounted for under the purchase method of accounting. The purchase price of the contributed assets, or the aggregate merger consideration, including direct costs of the combination, will be allocated to the assets acquired, including in-process research and development, and liabilities assumed based upon their estimated fair values. The excess purchase consideration will be allocated to goodwill.

PROPOSED SALE OF COMMON STOCK OF LINEO, INC. TO METROWERX HOLDINGS

         On August 31, 2000, the Company, Canopy and Metrowerx Holdings, Inc. ("Metrowerx"), an affiliate of Motorola, Inc., entered into a Stock Purchase and Sale Agreement whereby the Company and Canopy will sell 2.0 million and 1.0 million shares, respectively, of common stock of Lineo, Inc., to Metrowerx at $7.50 per share. The sale will

                              CALDERA SYSTEMS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


close upon the receipt of certain required regulatory approvals and the completion of other closing conditions.

         In conjunction with the sale of the common stock of Lineo, the Company also entered into a stockholder agreement among and between Canopy, Lineo, Inc. and certain other stockholders of Lineo which provides for a right of first refusal for the benefit of Metrowerx with respect to Lineo shares held by the Company and other Lineo stockholders. The Company has also agreed to indemnify Metrowerx up to an amount equal to the amount of proceeds received by the Company for any damages sustained by Metrowerx as a result of breaches by the Company under the stock purchase and sale agreement and the stockholder agreement or for breaches by Lineo under a warrant agreement between Lineo and Metrowerx.

         The difference between the $7.50 per share price and the Company's per share carrying value will be recorded as a contribution to equity.

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

OVERVIEW

         We began operations in 1994 as Caldera, Inc. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit that was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly-formed corporation. Caldera Systems, Inc. has operated as a separate legal entity engaged in developing and marketing Linux software since September 1, 1998. Since September 1, 1998, we have invested heavily in the expansion of our sales, marketing and professional services organizations to support our long-term growth strategy. As a result, our employee headcount has increased from 28 at September 1, 1998 to 209 at July 31, 2000. We have incurred net losses in each fiscal period since inception and as of July 31, 2000, had an accumulated deficit of $53.2 million.

         On August 1, 2000 and as amended on September 13, 2000, Caldera Systems, Inc., Caldera, Inc. ("New Caldera"), and The Santa Cruz Operation, Inc. ("SCO") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). As a result of the transactions proposed by the Reorganization Agreement (the "Reorganization"), (i) a newly formed, wholly owned subsidiary of New Caldera will be merged with and into Caldera, with Caldera being the surviving corporation, and all outstanding Caldera securities will be converted, on a share for share basis, into New Caldera securities having identical rights, preferences and privileges, with New Caldera assuming any and all outstanding options and other rights to purchase shares of capital stock of Caldera (with all such New Caldera securities issued to former Caldera security holders initially representing in the aggregate a fully-diluted interest in New Caldera equal to approximately 71.4% in New Caldera); (ii) SCO and certain of its subsidiaries will contribute to New Caldera, all of the capital stock held of certain contributed companies and certain assets in consideration for the issuance by New Caldera to SCO of shares of common stock of New Caldera, $0.001 par value ("New Caldera Common Stock") (the "Acquisition"); (iii) New Caldera will assume all options to acquire common stock held by employees (except for three officers) hired or retained by Caldera and such options will be converted into options to purchase New Caldera Common Stock (the "New Caldera Options"); and (iv) SCO will receive shares of New Caldera Common Stock (including shares reserved for New Caldera Options) representing in the aggregate a fully diluted equity interest in New Caldera equal to approximately 28.6% of New Caldera and $7,000,000 in cash. In conjunction with the Reorganization Agreement, The Canopy Group, Inc., a major stockholder of Caldera has agreed to loan $18 million to SCO and Caldera has agreed to loan $7 million to SCO. Each of these loans will be secured by the assets of SCO.

         In addition, certain stockholders of SCO and certain stockholders of Caldera have entered into Voting Agreements to vote in favor of the Reorganization and against certain other matters.

         Substantially all of our current revenue is derived from sales of Linux products and related services. We expect that until the closing of the combination, the majority of our revenue will continue to be derived from sales of our eDesktop and eServer products. Subsequent to the closing of the Combination, the majority of our revenue will be derived from sales of combined products resulting from the integration of our Linux products with the Unix based server products and related applications that we would acquire in conjunction the acquisition of the Server and Professional Services Divisions. Related product sales are comprised of shipments of incomplete box units or documentation materials that customers request from time to time.

         Historically, we have experienced substantial fluctuations in our revenue from period to period relating to the introduction of new products and new versions of our existing products. Upon our announcement of an expected release date for new products or upgrades, we often experience a significant decrease in sales of our existing products. Additionally, we often experience the strongest sales for a new product during the first 30 days after its introduction as we fill advance orders from our distribution channel partners.

         We recognize revenue in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, or SOP 97-2 and Statement of Position 98-9, or SOP 98-9. Accordingly, revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEMs and VARs require a binding purchase order. Sales to resellers for which payment is considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which we do not have historical experience are accounted for as consignment sales and the revenue is recognized once sell-through verification is received and payments from customers become due. During the nine months ended July 31, 2000, approximately 15 percent of our product revenue was derived on a sell-through basis. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of our initial software sales is certain telephone and e-mail technical support services we provide at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, we accrue the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements are deferred and recognized over the period of the contract or as the services are provided.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED JULY 31, 2000 AND JULY 31, 1999

Revenue

         Our revenue was $1.2 million for the three-month period ended July 31, 2000 and $1.1 million for the three-month period ended July 31, 1999. During the three-month period ended July 31, 2000, approximately 53 percent of our revenue was generated evenly from the sale of software and related products. During the three-month period ended July 31, 1999, our revenue was primarily generated from the sale of software and related products. Revenue from international customers was approximately 40 percent of total revenue for the three-month period ended July 31, 2000, and 7 percent of total revenue for the three-month period ended July 31, 1999.

         Software and Related Products. Our software and related products revenue was $631,000 for the three-month period ended July 31, 2000 and $1.0 million for the three-month period ended July 31, 1999, a decrease of $376,000, or 37%. The decrease during the three-month period ended July 31, 2000 is primarily attributed to the release of OpenLinux 2.2, which started shipping during the three-month period, ended July 31, 1999.

         Services. Our services revenue was $557,000 for the three-month period ended July 31, 2000 and $87,000 for the three-month period ended July 31, 1999, an increase of $470,000, or 540%. The increase in services revenue over the same quarter of the prior year was primarily attributed to our increased education and training-related offerings as well as from promotional fees received from our electronic Linux marketplace program. During the three-month period ended July 31, 2000, we continued to increase our marketing efforts for our services.

Cost of Revenue

         Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $464,000 for the three-month period ended July 31, 2000 and $769,000 for the three-month period ended July 31, 1999, a decrease of $305,000, or 40%. Cost of software and related products revenue as a percentage of software and related products revenue was 73% for the three-month period ended July 31, 2000 and 76% for the three-month period ended July 31, 1999.

         Cost of Services Revenue. Our cost of services revenue was $767,000 for the three-month period ended July 31, 2000 and $209,000 for the three-month period ended July 31, 1999, an increase of $558,000, or 267%. The increase was primarily due to additional employees and other internal costs to increase our services and support offerings capabilities as well as all costs incurred from our electronic Linux marketplace program.

Operating Expenses

         Sales and Marketing. Our sales and marketing expenses were $4.6 million for the three-month period ended July 31, 2000 and $1.0 million for the three-month period ended July 31, 1999, an increase of $3.6 million, or 351%. The increase was primarily attributed to additional sales and marketing salaries and benefits as headcount totals increased significantly, additional advertising and related costs and tradeshow participation. We expect our sales and marketing expenses to continue to increase as the Company continues to grow.

         Research and Development. Our research and development expenses were $1.1 million for the three-month period ended July 31, 2000 and $655,000 for the three-month period ended July 31, 1999, an increase of $456,000, or 70%. The increase in research and development expenses was primarily attributed to payroll costs and related benefits for additional employees for software development and quality assurance.

         General and Administrative. Our general and administrative expenses were $2.0 million for the three-month period ended July 31, 2000 and $511,000 for the three-month period ended July 31, 1999, an increase of $1.5 million, or 289%. The increase in expenses was mainly attributed to increased salaries and benefits for additional general and administrative employees and increased facilities and related costs consistent with our growth in headcount and overall business.

         Amortization of Deferred Compensation. In connection with stock options granted to employees, we amortized $1.0 million of deferred compensation during the three-month period ended July 31, 2000. During the three-month period ended July 31, 1999, we amortized $24,000 of deferred compensation.

Other Income (Expense), net

         Other income (expense), net consists primarily of interest expense on borrowings and interest income received on cash reserves. Interest expense was $0 during the three-month period ended July 31, 2000, and $54,000 during the three-month period ended July 31, 1999. Other income was $1.3 million during the three-month period ended July 31, 2000, and $5,000 during the three-month period ended July 31, 1999. The increase is primarily related to interest income on the proceeds received from our initial public offering during March 2000.

Provision for Income Taxes

         For the three-month periods ended July 31, 2000 and 1999, our subsidiary, Caldera GmbH, incurred income tax expense of $11,000 and $11,000, respectively.

NINE-MONTH PERIODS ENDED JULY 31, 2000 AND JULY 31, 1999

Revenue

         Our revenue was $3.1 million for the nine-month period ended July 31, 2000 and $2.2 million for the nine-month period ended July 31, 1999. During each of these six-month periods, our revenue was generated primarily from the sale of software and related products. Revenue from international customers was approximately 30 percent of total revenue for the nine-month period ended July 31, 2000, and 6 percent of total revenue for the nine-month period ended July 31, 1999.

         Software and Related Products. Our software and related products revenue was $2.1 million for the nine-month period ended July 31, 2000 and $2.0 million for the nine-month period ended July 31, 1999, an increase of $151,000, or 8%. The primary component of software and related product revenue for the nine months ended July 31, 2000 was derived from sales of eDesktop and eServer products.

         Services. Our services revenue was $953,000 for the nine-month period ended July 31, 2000 and $179,000 for the nine-month period ended July 31, 1999, an increase of $774,000, or 433%. The increase in services revenue over the nine-month period of the prior year was primarily attributed to our increased education and training-related offerings, promotional fees received from our electronic Linux marketplace program and the increased effectiveness of our marketing efforts for these programs.

Cost of Revenue

         Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $1.5 million for the nine-month period ended July 31, 2000 and $1.3 million for the nine-month period ended July 31, 1999, an increase of $234,000, or 19%. Cost of software and related products revenue as a percentage of software and related products revenue was 69% for the nine-month period ended July 31, 2000 and 63% for the nine-month period ended July 31, 1999. The increase of 6 percentage points was due to decreases in sales prices while the costs have remained fixed.

         Cost of Services Revenue. Our cost of services revenue was $1.4 million for the nine-month period ended July 31, 2000 and $397,000 for the nine-month period ended July 31, 1999, an increase of $974,000, or 245%. The increase was primarily due to payroll and related benefits costs from hiring additional employees and other internal costs to increase our service and support offering capabilities as well as all costs incurred from our electronic Linux marketplace program.

Operating Expenses

         Sales and Marketing. Our sales and marketing expenses were $10.5 million for the nine-month period ended July 31, 2000 and $2.4 million for the nine-month period ended July 31, 1999, an increase of $8.1 million, or 347%. The increase in expense was primarily attributed to additional sales and marketing salaries and benefits as headcount totals increased significantly, advertising, tradeshows and related expenses, increases in marketing development to build and expand our distribution channels, and initial costs related to the establishment of our electronic Linux marketplace.

         Research and Development. Our research and development expenses were $3.4 million for the nine-month period ended July 31, 2000 and $1.6 million for the nine-month period ended July 31, 1999, an increase of $1.8 million, or 112%. The main increase in research and development expenses was attributed to payroll and related costs for additional employees for software development and quality assurance. Other increases were for product localization in various international locations as well as for strategic development.

         General and Administrative. Our general and administrative expenses were $4.5 million for the nine-month period ended July 31, 2000 and $1.2 million for the nine-month period ended July 31, 1999, an increase of $3.3 million, or 281%. The increase was primarily attributed to increased salaries and benefits for additional general and administrative employees and increased facilities and related costs.

         Amortization of Deferred Compensation. During the nine-month period ended July 31, 2000, we amortized $4.0 million of deferred compensation. During the nine-month period ended July 31, 1999 we amortized $24,000 of deferred compensation.

Other Income (Expense), net

         Other income (expense), net consists primarily of interest expense on borrowings and interest income received on cash and cash equivalents. Interest expense was $1,000 during the nine-month period ended July 31, 2000 and $242,000 during the nine-month period ended July 31, 1999. Other income (expense) was $2.1 million during the nine-month period ended July 31, 2000 and ($2,000) during the nine-month period ended July 31, 1999. The increase is primarily related to interest income on the proceeds received from the issuance of Series B preferred stock and our initial public offering.

Provision for Income Taxes

         For the nine-month periods ended July 31, 2000 and 1999, our subsidiary, Caldera GmbH, incurred income tax expense of $39,000 and $25,000, respectively.

Dividends Related to Convertible Preferred Stock

         During the nine-month period ended July 31, 2000, we recorded preferred stock dividends of $12.3 million. The preferred stock dividends comprised (i) a warrant that was sold to Egan-Managed Capital by Canopy and (ii) a beneficial conversion feature related to the issuance of 5.0 million shares of Series B convertible preferred stock. The estimated fair market value of the warrant was determined to be $2.3 million using the Black-Scholes option-pricing model, and the value of the beneficial conversion feature was determined to be $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception as a separate legal entity in August 1998, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

         As of July 31, 2000, we had cash and equivalents of $28.8 million and working capital of $84.1 million. Increases in cash and equivalents and working capital from October 31, 1999 were the result of net proceeds received from our Series B preferred stock offering completed in January 2000 and net proceeds received from our initial public offering completed in March 2000. Cash used in operations, our investment in available for sale securities and our $2.0 million cash investment in Evergreen Internet, Inc. partially offset these increases in cash and equivalents.

         Our net cash used in operations during the nine-month period ended July 31, 2000 was $15.3 million. Cash used in operations was primarily attributed to the net loss of $20.0 million. We also paid $1.25 million to Sun Microsystems, Inc. for certain rights to license software. These uses of cash were partially offset by non-cash charges for the amortization of deferred compensation, depreciation and amortization, and common stock issued for services.

         Our investing activities have historically consisted of purchases of property and equipment and certain intangible assets. During the nine-month period ended July 31, 2000, cash used in investing activities was $59.3 million, of which $56.0 million was used to purchase short-term investments to maximize the yield on our available cash balances. We anticipate that we will experience an increase in the level of our capital expenditures, lease commitments and investment activities as we grow our operations.

         Our financing activities provided $103.2 million during the nine-month period ended July 31, 2000. The primary source of cash during the nine-month period ended July 31, 2000, was from the net proceeds of $29.8 million received in connection with the

Series B preferred stock issuance in January 2000 and net proceeds of $71.8 million received in connection with our initial public offering in March 2000. We also received $1.5 million from a stock subscription receivable.

         Subsequent to July 31, 2000, we received an additional $1.5 million on a stock subscription receivable from MTI.

         As of July 31, 2000, we had no outstanding debt obligations.

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

         Our German subsidiary, Caldera Deutschland, GmbH, performs research and development activities for us. This subsidiary is currently our only foreign operation. To date, foreign currency fluctuations have had little effect on our business because only our German subsidiary's contracts, payables and receivables are denominated in a foreign currency. As of July 31, 2000, the assets of Caldera Deutschland were approximately $840,000. All other transactions of our business are denominated in the U.S. dollar. As time passes and as management sees fit, more transactions in Europe and Asia may be denominated in local currencies. As we expand operations in Europe and Asia, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. We have not revised our current business practices or modified any of our products to conform to Europe's conversion to the euro. Additionally, we have not engaged in any foreign currency hedging activities.

         The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities that we invest in may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, we will invest in a broad range of short-term fixed income securities with varying maturities. As of July 31, 2000, we have invested in money market instruments, tax-exempt municipal funds, notes, and bonds, and US government security backed instruments. The company does not borrow money for short-term investment purposes.

RISK FACTORS

                         RISKS RELATED TO OUR OPERATIONS


WE HAVE A LIMITED OPERATING HISTORY.

         Although we began operations in 1994, during the past 18 months we have substantially revised our business plan to focus on Linux for eBusiness, made additions to our product line and hired a significant number of new employees, including key members of our management team. We recently developed and released our server product, eServer. Our historical sales have been primarily from our OpenLinux products, including OpenLinux 2.3 (renamed eDesktop because of its focus on the desktop environment), which were historically developed for first-time Linux users who predominantly have experience using Windows desktop environments. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux software. These risks also include our ability to:

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

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE.

         We have never been profitable and do not expect to achieve profitability until at least fiscal year 2002. If our revenue declines or grows at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenue to achieve or sustain profitability or generate positive cash flow. For the nine months ended July 31, 2000, we incurred a net loss of approximately $20.0 million. As of July 31, 2000, we had incurred total net losses of approximately $49.6 million since the inception of our business in 1994. We expect to continue to incur net losses because we anticipate incurring significant expenses in connection with developing our products, hiring and training employees, expanding our market reach and building awareness of our brand. We forecast our future expense levels based on our operating plans and our estimates of future revenue. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. FLUCTUATIONS IN OUR OPERATING RESULTS OR THE FAILURE OF OUR OPERATING RESULTS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

         Our quarterly operating results have varied in the past and we expect them to fluctuate significantly in the future due to a variety of factors that could affect our revenue or our expenses in any particular quarter. Historically, we have experienced substantial fluctuations in our software and related products revenue from period to period relating to the introduction of new products and new versions of our existing products. For example, revenue from software and related products for the three-month period ended January 31, 1999 were approximately $508,000. Software and related products revenue decreased to approximately $482,000 during the three-month period ended April 30, 1999 but increased to approximately $1.0 million during the three-month period ended July 31, 1999. Software and related products revenue decreased to approximately $775,000 during the three-month period ended October 31, 1999, further decreased to approximately $395,000 during the three-month period ended January 31, 2000 and then increased to approximately $1.1 million for the three-month period ending April 30, 2000. Software and related products revenue then decreased to approximately $631,000 during the three-month period ended July 31, 2000. These quarterly revenue fluctuations were primarily due to the fluctuation of sales of our OpenLinux products, and these fluctuations in revenue can be expected to continue as a result of fluctuating sales of all of our products, including our new product offerings.

         Upon our announcement of an expected release date for a new product or upgrade, we often experience a significant decrease in sales of our existing products. Additionally, we often experience the strongest sales for a new product during the first 30 days after its introduction as we fill advance orders from our distribution channel partners. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

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

         We have a two-tiered distribution channel through which the majority of our sales occur. As of July 31, 2000, we had approximately 38 distributors worldwide who purchased directly from us. These distributors in turn sell to approximately 4,000 retail outlets in the United States and approximately 900 equivalent sites internationally. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. Some electronic solutions providers also purchase eBusiness solutions through our distributors, and we anticipate they will continue to do so as we expand our product offerings for eBusiness. Because we usually sell indirectly through distributors to electronic solutions providers, we cannot control the relationships through which they purchase our products. In turn we do not control the presentation of our products by electronic solutions providers to end-users. Therefore, our distribution channel could be affected by disruptions in the relationships between our distributors and electronic solutions providers or between electronic solutions providers and end users. Also, distributors and electronic solutions providers may choose not to emphasize use of our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales. However, to our knowledge, none of our international distributors engages in discounting or other business practices unique to their respective geographic regions that materially affects or could materially affect our results of operations, although they could do so in the future.

         In particular, we are highly dependent on our relationships with our distribution partners, such as Frank Kasper & Associates, Ingram Micro, Navarre Corporation and Tech Data, domestically, and MediaGold in Europe, for the distribution of our products. Sales to all distributors accounted for approximately 67% of our total revenue for the nine-month period ended July 31, 2000. We plan to continue to develop relationships with new distributors to introduce product and service offerings into new markets, including into foreign countries. If any of these distribution partners do not provide opportunities for growth or become closed to us, or if we are unable to create new distribution channels for new markets, we will be required to seek alternative channels of distribution for our products and services. We may be unable to do so, in which case our business would suffer.

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

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

         We believe that broad recognition and a favorable audience perception of the Caldera Systems brand will be essential to our success. If our brand does not achieve broad recognition as the leading provider of Linux solutions for eBusiness, our success will be limited. We intend to build brand recognition through advertising our products and services and by marketing www.calderasystems.com as a premier online resource for eBusiness solutions. During the nine months ended July 31, 2000, we spent approximately $1.0 million for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Caldera Systems brand and awareness of our products and services. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brand, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging Linux market, as well as the broader market for the provision of eBusiness solutions.

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

         We face direct competition in the area of software for specialized servers or Internet access devices from Berkeley Software Design, Inc. and Microsoft. VA Linux and Wind River provide similar solutions embedded into their hardware offerings. In addition, Sun Microsystems has announced plans to open source its Solaris Unix operating system in an attempt to attract more developers to that platform. Many of these competitors are large, well-established companies that have significantly greater financial resources, more extensive marketing and distribution capabilities, larger development staffs and more widely recognized brands and products than we have.

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

         We compete with providers of other, more established operating systems. AT&T, Compaq, Hewlett-Packard, IBM, Microsoft, Novell, Olivetti, Sun Microsystems, and Unisys are each providers of competing operating systems, which, in most cases, are more established among business users. We also compete for services revenue with a number of companies that provide technical support and other professional services to users of Linux operating systems, including some original equipment manufacturers with which we have agreements. Many of these companies have larger and more experienced service organizations than we have, and have the benefit of being earlier market entrants.

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

         On August 1, 2000, Caldera Systems, Inc., Caldera, Inc., and The Santa Cruz Operation, Inc. entered into an Agreement and Plan of Reorganization. The transactions contemplated by this agreement are subject to various closing conditions and there can be no assurance that the transaction will close.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY MANAGE GROWTH.

         We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow. We had 28 employees when we began operations as a separate legal entity in September 1998. As of July 31, 2000, the number had increased to 209. We expect that the number of our employees will continue to increase for the foreseeable future.

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

OUR MANAGEMENT TEAM IS NOT COMPLETE AND HAS ONLY RECENTLY BEGUN WORKING
TOGETHER.

         Our business is highly dependent on our ability to acquire necessary members of our management team and on our management team's ability to work together effectively. Several members of our management, including our Chief Financial Officer, Senior Vice President of Sales and Marketing, Vice President of Sales and Vice President Legal Affairs, have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team and have had only limited experience managing a rapidly growing company on either a public or private basis. Our failure to find qualified individuals to fill these positions and the failure of our management team to work together effectively could negatively offset efficient decision-making, product development, sales and marketing efforts and the management of our financial and other resources, which would negatively impact our operating results.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 20, 2000, we completed the sale of an aggregate of 5.0 million shares of our common stock at a price of $14.00 per share in a firm commitment underwritten public offering. The offering was affected pursuant to a Registration Statement on Form S-1 (Registration No. 333-94351), which was declared effective on March 20, 2000 by the United States Securities and Exchange Commission. The lead underwriters for this offering included Robertson Stephens, Bear, Stearns & Co. Inc, Wit Soundview, and First Security Van Kasper. On April 17, 2000, the underwriters exercised there over allotment option for an additional 750,000 shares of our common stock, at $14.00 per share.

We received $80.5 million in proceeds from this offering, of which $5.6 million was paid to underwriters as underwriting discounts and commissions and approximately $3.0 million was paid in connection with direct offering expenses.

We anticipate using the proceeds generated from this offering for general corporate purposes, including sales and marketing activities, product development and support, and hiring of additional personnel. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. We have not determined the amount of net proceeds to be used specifically for each of the foregoing purposes. Accordingly, our management will have broad discretion to spend flexibly in applying the net proceeds of this offering. We have invested the net proceeds of this offering in interest-bearing securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1. During the three months ended July 31, 2000, the following matters were submitted to the stockholders of the Company:

                  On or about August 1, 2000, we circulated an information statement of Form 14C describing stockholder action purporting to increase the number of shares authorized under the Company's stock option plan. Notwithstanding any information to the contrary contained therein, this action will not become effective unless and until it has been submitted to a vote of the stockholders of the Company at a duly called meeting of the stockholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1     Amendment No. 1 to the 1998 Stock Option Plan

                  27.1     Financial Data Schedule

         (b) Caldera Systems, Inc. did not file any reports on Form 8-K during the three months ended July 31, 2000:

ITEM 7.   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 2000                      CALDERA SYSTEMS, INC.

                                               By: /s/ Alan J. Hansen
                                                   -----------------------------
                                                   Alan J. Hansen
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.1          Amendment No. 1 to the 1998 Stock Option Plan

 27.1          Financial Data Schedule