Form 10-K
period 2000-10-31
CALDERA INTERNATIONAL INC/UT
filed 2001-01-29
CIK 1102542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________ .

                         Commission file number: 0-29911

                              CALDERA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   87-0617393
      (State of incorporation)                        (I.R.S. Employer
                                                     Identification No.)
       240 WEST CENTER STREET
           OREM, UTAH 84057                             (801) 765-4999
    (Address of principal executive                (Registrant's telephone
      offices, including zip code)                number, including area code)

              SECURITIES PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (Common Stock) beneficially owned by non-affiliates of the Registrant, as of January 24, 2001, was approximately $32,967,000 based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.

         The number of shares of the Registrant's Common Stock (par value $0.001) outstanding as of January 24, 2001 was 39,669,552.

                       Documents Incorporated by Reference

         Portions of the Registrant's definitive proxy statement relating to the Registrant's 2001 Annual Meeting of Stockholders, to be filed prior to February 28, 2001, are incorporated by reference in Part III of this Form 10-K where indicated.


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.
Item 1.           Business                                                                                    4
Item 2.           Properties                                                                                 29
Item 3.           Legal Proceedings                                                                          30
Item 4.           Submission of Matters to a Vote of Security Holders                                        30

PART II.
Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters                  30
Item 6.           Selected Financial Data                                                                    30
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               31
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                 44
Item 8.           Financial Statements and Supplementary Data                                                46
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       81

PART III.
Item 10.          Directors and Executive Officers of the Registrant                                         81
Item 11.          Executive Compensation                                                                     82
Item 12.          Security Ownership of Certain Beneficial Owners and Management                             82
Item 13.          Certain Relationships and Related Transactions                                             82

PART IV.
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                            82
Signatures                                                                                                   86

PART I

ITEM 1. BUSINESS

         The following discussion of Caldera's business contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in this Item 1, and the other documents we file with the Securities and Exchange Commission, including our recent filings on Form 10-Q and Form S-4 and amendments thereto.

OVERVIEW

         Caldera enables the development, deployment and management of Linux specialized servers and internet access devices that simplify computing. Our Linux software products and service offerings are specifically designed to meet the complex needs of eBusiness, or business over the internet. During 1999 and 2000, our OpenLinux technology received many awards and recognitions, including Linux Magazine's Emperor Award, Internetweek's Best of the Best, Network World's Blue Ribbon Award, CNET Editors' Choice Award, Highest Rated Linux Distribution by VarBusines in 2000 Annual Report Card, The Linux Show's Best Distribution of Millennium, Linux Journal's Product of the Year award at Comdex and Network Computing's Well-Connected Award for Best Network Operating System. We facilitate the adoption of Linux by providing educational programs designed to help our customers to develop, deploy and administer Linux systems. We embrace the open source model and participate as a key member of many open source industry standards and partner initiatives, including Linux Professional Institute, Linux Standards Base and Linux International Group. We primarily distribute our products and services through our indirect distribution channel model. Our customers include AST Computers, Cendant, First International Computers, Gates/Arrow, IBM, Ingram Micro, MediaGold, MTI Technology Corporation, Navarre Corporation, Support Net and Tech Data.

         Fiscal information relating to each of our geographic segments for fiscal years 2000, 1999 and 1998 is presented in Note 14, "Segment Information" in the Notes to our Consolidated Financial Statements, included elsewhere in this Form 10-K.

INDUSTRY BACKGROUND

         The internet has accelerated the introduction of processes for managing information, providing services and solutions and handling customers and has changed the way software applications are developed and deployed. These processes enable companies to utilize the internet to extend their businesses closer to their customers, partners and suppliers and to communicate more effectively with employees. The internet has also enabled and accelerated a trend towards distributed software applications. With a distributed application, instead of installing and running software on an individual desktop, end-users can access the application from remote locations using the internet. The internet makes the physical location of a software application or service irrelevant to the end-user. Rather than individually installing programs on a number of PCs, businesses can use the internet to allow end users to access a single server maintaining the software. As a result of this trend, application service providers, or ASPs, have emerged. An ASP is a service provider that centrally hosts services and software applications and leases them to companies. These companies can access these applications for a fee through the internet, rather than buying and installing the programs. However, operating under previous computing models, many companies have already invested tremendous amounts of capital in their existing legacy computer systems and applications. Therefore, new software applications must be developed to allow seamless integration between existing legacy systems and applications being offered by ASPs over the internet.

         Another trend in distributed applications is the advent of thin appliance servers, or specialized servers. These specialized servers perform specific applications, such as file and print sharing, secure internet services, backup services and electronic mail services. Companies are realizing that they can deploy efficient, discrete applications on specialized servers and do not need to install massive, costly, multi-functional systems merely to install a new application or add a particular function. Companies have started using specialized servers to administer the new eBusiness software applications that are emerging. Having separate servers for each application improves performance and increases stability, while decreasing overall operating and maintenance costs.

         In addition, the proliferation of information on the internet has driven the need to customize information for individual use. As a result, manufacturers have developed ways to separate the visual elements of a standard PC program from its computing functions, allowing most of the computing function to be performed remotely. This has facilitated the creation of alternative internet access devices for individuals, such as personal digital assistants, internet-capable cellular telephones and television set-top boxes. These internet access devices are far less costly than personal computers and allow more users access to the internet and the ability to participate in eBusiness. Internet devices are becoming popular worldwide as a way of getting businesses and consumers connected to the new eBusiness economy.

         The trend towards distributed software applications and specialized servers and the proliferation of internet access devices have increased companies' ability to conduct eBusiness and consumers' access to eBusiness. The dynamic and fast changing nature of eBusiness requires an operating system, the software that enables a computer and its various components to interact, that can change with the accelerated evolution of eBusiness. The optimal operating system must enable companies to connect specialized servers and internet access devices to the internet network to conduct eBusiness. It must be customizable to adapt to the changing software applications environment, shifting hardware infrastructures and emergence of new internet access devices. It must be scalable to accommodate the growing number of users and the ways that they access the internet. The optimal operating system must be highly stable and easy to maintain to minimize overall operating and maintenance costs. It must allow for rapid deployment and development and be easily upgradeable to keep pace with the changing needs of eBusiness. Finally, this operating system must interface with existing systems and embrace open technical and communications standards like Java and extensible mark-up language, or XML, to take full advantage of the internet.

         Linux is an operating system well suited for eBusiness. The term open source applies to software that has its internal source code open to the public for viewing, copying, examining and modification. As a result, the Linux source code is available for download over the internet. Open source code allows thousands of developers around the world to continually collaborate to improve and enhance the software. The internet has facilitated and greatly enhanced this collaborative environment. Benefits of Linux include:

     - comprehensive internet functionality;

     - flexibility and customizability;

     - high scalability;

     - stability;

     - interoperability with multiple systems and networks;

     - multi-appliance capability, including internet access devices;

     - low acquisition and maintenance costs; and

     - compliance with technical and communications standards.

         Despite these benefits, Linux as an open source system is not without drawbacks. Linux has not yet been widely adopted by business due to:

     - the absence of Linux products tailored for business;

     - the fragmentation of Linux offerings;

     - inadequate education and training;

     - the lack of proper distribution channels for Linux solutions;

     - the lack of technical knowledge and support;

     - difficulty in management and deployment; and

     - the limited number of applications available for use on Linux.

         Historically, business users have lacked a Linux solution that suits their needs. For Linux to fully support eBusiness, a solution must consist not only of advanced technology but also should be enhanced and tailored for business. This solution must promote the benefits of Linux for eBusiness and provide the proper education and training to facilitate adoption. Proper distribution channels are required to facilitate access to the business user. The Linux for eBusiness solution must be able to accommodate business applications and be able to interoperate properly with the diverse environment of internal corporate information systems and the internet. It must have the flexibility to be maintained centrally or managed remotely. Finally, a solution must adhere and conform to commercial standards to incorporate the latest technological advancement and ensure wide acceptance.

THE CALDERA SYSTEMS SOLUTION

         We develop and market software based on the Linux operating system and provide related services that enable the development, deployment and management of Linux specialized servers and internet access devices that simplify computing. We believe that our Linux solution is a comprehensive solution for eBusiness. Key benefits of our solution include:

         Focused business framework. We believe we were the first to tailor Linux open source code from various sources into sound, discrete products that are usable, deployable and manageable for eBusiness. Our development team consists of experienced Linux engineers and business professionals. We develop our products by first carefully choosing the Linux features that are the most relevant and useful for eBusiness. Then we assemble the code so that it is logically arranged and works together as seamless applications in which source and binary code match for logic and order. Our products are then tested for quality and performance. This enhances reliability and reduces the need for technical support when used under strenuous business conditions. This process, known as self-hosting, is unique in the Linux community and accounts for the high levels of stability and performance of our products. Our products are also designed to be interoperable with multiple platforms to enable businesses to make efficient use of existing information technology investments.

         Effective distribution channel. We provide products and services to the people who serve the business community. Most of our products that are purchased by corporate information systems departments are sold through our distribution channel to electronic solution providers. We define electronic solution providers to include value added resellers, or VARs, original equipment manufacturers, or OEMs, internet service providers, or ISPs, corporate information technology managers and partners, ranging from independent local technical specialists to large system integrator organizations, that offer value-added solutions for eBusiness. Business customers often rely on solution providers to recommend which technology to purchase. We provide solution providers with products, third-party applications, education, training and tools to effectively facilitate or offer a Linux solution for eBusiness. Solution providers benefit from the lower maintenance and support costs necessary to maintain our Linux solution. We offer our services to solution providers on a worldwide basis.

         Comprehensive product offerings. We believe that our OpenLinux technology is the most advanced for eBusiness. OpenLinux is the technology foundation on which we are able to build multiple products that perform different tasks. Each product has specific components that can be modified. For example, our desktop product can be modified to perform client specific functions such as running business automation applications or accessing the internet as an email client on hand-held appliances. Our server product contains modular components that can be configured to run specialized servers such as an email server or a web site server. We continually enhance the OpenLinux technology through our development centers in Germany and the United States. As a result, we are able to incorporate the latest Linux enhancements or modifications into our products. Our business experience enables us to build relevant business enhancements to Linux through add-on segments of code that connect to the core source code. These enhancements include web administration applications, the Caldera Systems open administration system, and an easy-to-use Linux installation wizard. We also offer our products in multiple language versions.

         Complementary value-added services. In order for businesses to implement our product offerings, we provide a wide range of valuable services. We believe that our service offerings provide significant benefits for eBusiness. These service offerings include:

     - Technical Support -- Our technical support provides assistance during installation and operation of OpenLinux;

     - Consulting and Custom Development -- Our consultants have extensive technological and business knowledge, which allows us to assist our electronic solution provider customers in implementing Linux solutions;

     - Hardware Optimization and Certification -- Our consultants can optimize OpenLinux for a specific hardware platform and provide a rigorous testing and certification process; and

     - Documentation -- We provide consistent and up-to-date documentation on Linux that is not readily available in the open source development community.

         Comprehensive, distribution-neutral education and training. Many companies are delivering different versions of Linux called distributions. We provide a comprehensive distribution-neutral training program for Linux. Our courses focus on educating and training the business community on Linux's benefits for business use. We offer a comprehensive set of courses designed to prepare students to develop, deploy and manage Linux in a business environment, including system, network and internet administration and programming. A student who has successfully completed our courses will be proficient with the leading distributions of

Linux. We offer high-quality instructor-led training through our own training center at our headquarters and also offer our educational programs indirectly through our Caldera Open Learning Providers around the world.

         Business community catalyst and open source advocate. We believe we were the first Linux provider to introduce an open source operating system designed for the business environment. By demonstrating to key information technology companies such as Corel and Netscape that open source systems can work well with proprietary systems, we believe that we have sparked the interest of more conservative technology adopters and accelerated acceptance of Linux for business use. We help port, or convert, business applications to the Linux platform and offer ways to incorporate those products into existing systems. We are a major driver of Linux standards based initiatives such as Linux Professional Institute, or LPI, an independent organization dedicated to the establishment of professional certification standards for Linux professionals, and Linux Standards Base, or LSB, an initiative that is designed to standardize application development for the Linux platform. An application that meets all the criteria for LSB should work on all compliant distributions of Linux. If LSB is widely adopted, we believe it will significantly reduce the fragmentation of Linux.

         We fully embrace the open source model and continuously contribute tools and technology to the open source community. We give away CD ROMs containing our Linux operating system at trade shows and allow it to be freely downloaded from the internet to encourage interest. We foster multiple development projects over the internet and help each project progress smoothly.

SOFTWARE PRODUCTS

         We develop, market and support Linux products and solutions specifically designed to meet the complex needs of eBusiness. According to PC Data, during 1999, Caldera was third in sales of Linux operating systems in the United States, both in terms of units sold and aggregate dollar amount. Our products and solutions integrate both commercial and open source software products developed by third parties and us. For example, we have included applications that we have open sourced, such as Linux wiZARD (LIZARD), our award-winning graphical Linux step-by-step installation tool. We apply development and testing procedures to the open source code included in our products similar to those procedures applied to commercial products. This process known as self-hosting is unique in the Linux community and accounts for the high levels of stability and performance of our products. Our rigorous development procedures result in a highly consistent product that enables easier and more rapid customization, integration and support of our solutions. Our products are designed to work both individually and together to provide a rapidly expandable platform as enterprises extend their eBusiness infrastructure.

OpenLinux eDesktop 2.4

         We first released our principal product, OpenLinux, a Linux operating system, in calendar year 1995. In March, 2000, we began shipping our newest update of OpenLinux, OpenLinux eDesktop 2.4. OpenLinux eDesktop 2.4 is an integrated and pre-tested collection of approximately 300 business-relevant third-party software components, which provide for a variety of functions that can be utilized either on a single desktop computer or in a networked environment. We have historically developed OpenLinux for the first-time Linux user, which predominantly has come from a Windows desktop environment. OpenLinux eDesktop 2.4 is currently available for the Intel and Sun SPARC platforms. Examples of some of the key components of OpenLinux eDesktop 2.4 and the functions they perform include:


     Open Source Component                                     Function
     ---------------------                                     --------
KDE                                                      Graphical desktop
Linux Kernel (Version 2.2.10)                            Operating system core
LIZARD                                                   Installation software
Netscape Communicator 4.61                               Web browser
Apache                                                   Web server
Sendmail                                                 E-mail routing software


     Commercial Components                                     Function
     ---------------------                                     --------
StarOffice 5.1 (personal edition)                   Suite of office applications
Corel WordPerfect 8.0 (personal edition)            Word processor
PartitionMagic                                      Hard-drive partitioning
BootMagic                                           Boot-up manager
Applixware 4.4.2 office suite (trial version)       Suite of office applications


OpenLinux eServer 2.3

         OpenLinux eServer 2.3 is targeted at solution providers, system integrators and resellers who provide specialized, thin and high-end servers to their customers. eServer supports server-oriented hardware. It is a component-based server operating system designed for OEMs, solution providers, system integrators and resellers and makes Linux server solutions easy to install, configure and operate. It is readily customizable and, in particular, has been developed for use by AST Computers, Fujitsu and Motorola. OpenLinux eServer 2.3 has been shipped to strategic partners such as Fujitsu, IBM and Motorola and began shipping in late January 2000. Examples of some of the key components of OpenLinux eServer 2.3 and the functions they perform include:


         Component                                           Function
         ---------                                           --------
Webmin                                                   Remote administration tool
Linux Kernel (Version 2.2.14)                            Operating system core
BIND 8 DNS server                                        Domain Name server
DHCP server                                              Configuration Protocol server
Apache                                                   Web server
Sendmail                                                 E-mail routing software
FTP server                                               FTP server
INN                                                      News server
Squid                                                    Web proxy server
PPP                                                      Dial-in server
SAMBA                                                    File and print server
Majordomo                                                List management server
MySQL Database software                                  Database software
IBM Visual Age Java                                      Programming language


Volution

         Volution is a comprehensive Linux management solution that reduces the cost of ownership of implementing and managing Linux systems. Volution does so by enabling secure, remote management of multiple Linux systems through a browser. It enables administrators to manage the network with policies, without having to individually manage each system. Volution is distribution-neutral, and designed to work with all major Linux distributions, and provides broad management functions. Volution provides the capabilities for administrators to effectively manage their systems through hardware and software inventory, electronic software distribution, health monitoring of Linux systems, printer configuration and scheduled scripted actions. Volution began shipping in late January 2001.

SERVICES

Linux Education and Training Services

         Our educational programs and products are designed to help our customers learn to develop, deploy and administer Linux systems. Our courses provide preparation for Linux certification tests being provided by the Linux Professional Institute, an independent organization. We provide a comprehensive training program for Linux.

         We provide Linux training through our training center in Orem, Utah and through 94 Caldera Open Learning Providers located in the United States and abroad. Caldera Open Learning Providers are independent centers that we have authorized to provide courses that we have developed. Currently, we offer eight separate courses relating to Linux training and network administration, which are categorized by their educational objective. The three categories of courses we provide allow multiple educational tracks, including:

     - Linux certification;

     - system administration; and

     - Linux developer training.

eBusiness Consulting, Custom Development and Optimization Services

         Our eBusiness consulting services stem from our experience testing and integrating software products to work in a Linux environment. We assist ISVs and solution providers by helping them in creating customized internet solutions that they can then pass along as products and solutions for their customers. Examples of the eBusiness consulting services we provide include:

     - Customization and optimization of our products to support a client's proprietary system or configuration.

     - Assessment services relating to the proposed migration of a client's software for use with Linux.

     - Porting services for customers migrating their software to Linux. Fees are billed on a daily, weekly or monthly basis.

Technical Support

         Customers who purchase OpenLinux products through our distribution channels are entitled to 90 days or five incidents of e-mail or internet technical support at no additional charge. We support solution providers with second-tier support. Customers seeking additional technical support directly from us may enter into service agreements that best suit their needs. Examples of our service plans include:

     - yearly-unlimited telephone support agreements for $950 per system;

     - yearly-unlimited e-mail support agreements for $495 per system;

     - pay-as-you-go support agreements starting at $150 per incident;

     - telephone support for up to 5, 10 or 20 calls ranging in price from $625 to $1,500 per call pack; and

     - 7 day, 24 hour telephone support available at a 50% premium to the base rates.

AWARDS AND RECOGNITION

         Caldera Systems and its products have received several recognitions and awards, including:

     - CNET Editor's Choice Award (October 2000);

     - Network World Blue Ribbon Award (September 2000);

     - Linux Magazine's Emperor Award (May 2000);

     - PC ONLiNE Testsieger's (April 2000);

     - Listing in Upside Magazine's Millennium 2000 eBusiness 150 (March 2000);

     - Andover.net Dave Central's Best of Linux winner (February 2000);

     - Linux Magazine's Cool Product Award (February 2000);

     - PC Direct (Ziff-Davis) Best Buy 2000 award (January 2000);

     - Internetweek's Best of the Best award for best software for 1999 (December 1999);

     - The Linux Show's Best Distribution of Millennium (December 1999);

     - Linux Journal's Product of the Year award at Comdex (November 1999);

     - Listing in PC Magazine's Top 100 Technology Companies That Are Changing the World (October 1999);

     - Linuxworld Editor's Choice Award: Best Client and Distribution (August
       1999);

     - Network Computing's Well-Connected Award for Best Networked Operating System (May 1999); and

     - MikroPC's Product of the Year Award (1999).

CUSTOMERS

         We sell our products primarily through indirect channels. Our customers include:

AST Computers                                        Ingram Micro
Cendant                                              MediaGold
First International Computers                        MTI Technology Corporation
Frank Kasper & Associates                            Navarre Corporation
Gates/Arrow                                          Support Net
IBM                                                  Tech Data

         Navarre Corporation and Frank Kasper & Associates each accounted for more than 10% of our revenue in fiscal 1999. Navarre Corporation was the only customer that accounted for more than 10% of our revenue in the year ended October 31, 2000. Substantially all of the revenue we have received from these two parties reflects revenue from sales of our Linux products.

STRATEGIC TECHNOLOGY ALLIANCES

         We have business alliances with key global industry partners, including Citrix Systems, Fujitsu, IBM, Intel, Novell, Oracle and Sun Microsystems. These relationships encompass product integration, two-way technology transfers, channel partnerships and revenue generating initiatives in areas of product bundles, training and education, consulting and third-level technical support for our partners. The objectives of these partnerships include:

     - providing complete hardware and software Linux solutions;

     - licensing our education materials to be used in our partners' training centers;

     - supporting our partners' Linux engineering efforts as well as their end-user customers; and

     - mutually developing our sales and distribution channel by coordinating marketing initiatives in creating demand for our products.

         In November 1999, we entered into a contributor agreement with Intel to port OpenLinux products, including OpenLinux eServer, to Intel's IA64 platform. In addition we will be porting the Java Development Toolkit and Java Runtime Environment to the IA64 platform.

         These relationships are non-exclusive, leaving us opportunities to explore other strategic partnerships on a global level. In particular, in January 2000, we entered into license agreements with Sun Microsystems which allow us to create and commercially distribute applications developed utilizing Java2 Standard Edition for Linux, Java HotSpot Performance engine, EmbeddedJava and PersonalJava for use on the Itanium (Merced), PowerPC, Sun x86, and UltraSPARC processors. These licenses are non-exclusive. In connection with the licenses relating to the Java2 Standard Edition and the Java HotSpot Performance Engine, we paid Sun Microsystems $1.3 million.

PROPOSED AGREEMENT TO ACQUIRE THE SANTA CRUZ OPERATION, INC. SERVER AND PROFESSIONAL SERVICES DIVISIONS

         In August 2000, we entered into a reorganization agreement with The Santa Cruz Operation, Inc., or SCO. The reorganization agreement provides for a combination in which Caldera International, a new entity, would purchase SCO's server and professional services groups by issuing to SCO and its employees who join Caldera International approximately 18.2 million shares, or approximately 28.6% on a fully diluted basis, of Caldera International's common stock (including approximately 2.0 million shares reserved for employee options assumed or replaced by Caldera International for options currently held by SCO employees joining Caldera International) and paying $7 million cash to SCO. In the combination, each share of Caldera Systems common stock would be exchanged for a share of Caldera International common stock.

         The server and professional services groups of SCO operate as a provider of server software and related support for networked business computing, and is a leading provider of UNIX server operating systems through their UnixWare line of products. If the combination closes, Caldera International will have a new strategy based upon the integration of Unix and Linux products into broad-based business solutions. It is currently not known if and when the combination will occur. The closing of the combination remains subject to ongoing regulatory review and approval by the shareholders of SCO and the stockholders of Caldera.

         In conjunction with the signing of the reorganization agreement, Caldera and The Canopy Group, Inc., our majority stockholder, agreed to loan to SCO $7 million and $18 million, respectively. If the combination is completed, our advance to SCO would be forgiven and would be treated by Caldera International and SCO as the cash portion of the consideration to SCO for the server and professional services groups. On January 26, 2001, we loaned the $7.0 million to SCO.

INDUSTRY PARTICIPATION

         We participate as a key member of many industry standard, partner and open source initiatives, including the following:

     - Linux Professional Institute, an independent organization dedicated to the establishment of professional certification standards for Linux professionals;

     - Linux Standards Base, a Linux community initiative dedicated to addressing problems and defining standards associated with the many versions of Linux distributions currently in the marketplace;

     - Linux Internationalization Group, a voluntary Linux community working group, of which we are one of the founding members, dedicated to addressing interoperability, internationalization and localization of Linux applications in the international context;

     - IA64 Linux Project, an Intel-sponsored initiative to port the Linux kernel to the Intel Itanium processor;

     - Distributed Management Task Force, an independent organization including most of the largest software and systems vendors in the world, dedicated to creating new standards for computer systems management. We are working with this task force to incorporate into our OpenLinux products commonality standards already in place among enterprise-level businesses; and

     - Java, Sun Microsystem's proprietary software programming language. We plan to incorporate standards that will allow the majority of current Java applications to run on Linux and to provide for developers to create new applications in Java for use on Linux.

SALES, MARKETING AND DISTRIBUTION

         Our focus on Linux for eBusiness enables us to promote the development, deployment, and management of Linux appliances and devices that facilitate the eBusiness infrastructure. Our primary strategy has been to distribute our products and services through our indirect distribution channel model.

         The majority of our revenue comes from distributors. As of October 31, 2000, we had approximately 38 distributors worldwide who purchase directly from us. These distributors in turn sell to approximately 4,000 retail outlets in the United States and approximately 900 equivalent sites internationally. On a worldwide level, we utilize over 700 VARs to promote technology and service integration of our products and solutions to their end-user business customers.

         For the fiscal year ended October 31, 1999, our distributor channel represented 74% of our total software and related products revenue and included distributors such as Frank Kasper & Associates, Ingram Micro, Navarre Corporation and Tech Data, domestically, and MediaGold in Europe. Sales through this distributor channel represented 85% of our total software and related products revenue for the year ended October 31, 2000. We plan to continue to recruit new distributors to introduce OpenLinux technology into new markets, including into foreign countries with language specific products.

         We sell directly to OEM partners, including AST Computers in the United States and First International Computers in Taiwan. These arrangements are typically royalty-based and our revenue is determined by volume of OpenLinux products shipped on our partners' hardware or bundled together in distribution.

         Our marketing efforts support our sales and distribution efforts, promotions and product introductions and include marketing development funds to push OpenLinux products. Pull marketing, apart from delivering quality products and services needed in the marketplace, is focused on branding, solutions, advertising, tradeshows, press releases, white papers and marketing literature. We focus our marketing on public relations and press relations extensively to communicate the progress we are making in the business arena. In particular, our marketing strategy consists of:

     - branding "Linux for eBusiness" through public relations announcements and advertising;

     - announcing technology and solution awards;

     - creating an effective partner program to generate brand awareness and promote our products; and

     - increasing public awareness through speaking engagements at strategic tradeshows and conferences worldwide and participating in technology forums.

         Our web site, www.calderasystems.com, is focused on strengthening our Linux for eBusiness strategy. In addition to allowing visitors to download free software, our web team is expanding our current web strategy of branding, direct sales through our online store and linking customers to channel partners. Through our web site, we plan to join together ISVs, hardware partners, customers, channel players, developers, ISPs and other Linux players who want to connect for business reasons and to generate royalties based on introductions, advertising and transactions.

COMPETITION

         The market for eBusiness solutions is emerging rapidly and is therefore intensely competitive, characterized by rapidly changing technology and evolving standards. We expect competition to increase both from existing competitors and new market entrants. We face direct competition in the area of specialized servers from other providers of solutions for specialized servers. We also face competition from traditional, non-Linux operating systems, other Linux operating systems, technical support providers and professional services organizations.

         Cygnus Solutions, VA Linux and Wind River provide solutions embedded into their hardware offerings. In addition, Sun Microsystems has announced plans to open source its

Solaris Unix operating system in an attempt to attract more developers to the platform. Many of these competitors are large, well-established companies with significantly greater financial resources, more extensive marketing and distribution capabilities, larger development staffs and more widely recognized brands and products.

         Companies currently offering competitive non-Linux operating systems include providers of hardware-independent multi-user operating systems for Intel platforms, such as Microsoft, IBM and Novell. They also include providers of proprietary versions of the UNIX operating system, such as AT&T, Compaq, Hewlett-Packard, IBM, Olivetti, Sun Microsystems and Unisys. These competitors often bundle their operating systems with their hardware products, creating an additional barrier for us to overcome in penetrating their customer bases. There are also significantly more user applications available for competing operating systems, such as Windows NT and UNIX, than there are for Linux operating systems.

         In the Linux operating system market, our competitors include Corel, MacMillan, Red Hat, SuSE and TurboLinux. In addition, IBM and Sun Microsystems have announced plans to invest significant resources into the development of Linux. Several of these competitors have established customer bases, strong brand names and continue to attract new customers. Red Hat, in particular, has had more visibility and a stronger brand. In addition, this market is not characterized by the traditional barriers to entry that are found in most other markets, due to the open source nature of our products. For example, anyone can readily download the Linux kernel and packages from the internet, optimize and add value to it, and thereafter market their own version of the Linux operating system. Similarly, anyone can copy, modify and freely redistribute the open source components of OpenLinux. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our product, however, is specifically suited for and targeted toward the requirements of business. In addition, our education and training program is more pervasive and our distribution channel is more developed and mature. We believe that these three key advantages give us a competitive advantage in the Linux operating system market.

         We also compete for service revenue with a number of companies that provide technical support and other professional services to users of Linux operating systems, including some original equipment manufacturers with which we have agreements. Many of these companies have larger and more experienced service organizations than we do. We also may face competition on this front from companies with larger customer bases and greater financial resources and name recognition, such as Corel, Cygnus Solutions and Sun Microsystems, which have indicated interest in the Linux operating systems market.

         Based upon these market factors, we believe that the most significant criteria affecting the competitive landscape for our products include:

     - networking capability;

     - distribution strength;

     - market perception of vendor;

     - education and training;

     - ease of customization;

     - commercial development process;

     - product performance, functionality and price;

     - education and training;

     - ease of use;

     - breadth of hardware compatibility;

     - quality of support and customer services;

     - strength of relationships in the open source community; and

     - availability of user applications.

         We believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability and breadth of hardware compatibility. To solidify and improve our competitive ability, our near-term strategy is to strengthen our existing strategic relationships and enter into new ones in an effort to enhance our name recognition, expand our distribution capabilities and attract more attention to the open source movement, which in turn should create additional incentives for software developers to write more applications for OpenLinux.

SOFTWARE ENGINEERING AND DEVELOPMENT

         We have invested and will continue to invest in the development of innovative new product features and technologies in response to the evolving market for Linux solutions and input from key customers. We seek to deliver consistently strong Linux products targeted at specific usage as opposed to the more traditional one-size-fits-all Linux distribution in which the customer may be required to re-build the kernel to attain the proper configuration. This product segmentation of eServer and eDesktop allows us to tailor the delivery of the product to work optimally as installed off the CD, yet continue to provide customization, one of the essential values of Linux.

         One of our key strategies has been to focus on identifying and removing the traditional barriers for mass deployment of Linux operating systems (e.g., installation, system configuration and management). The delivery of the award-winning LIZARD installation system, initially shipped in OpenLinux 2.2 in April 1999, successfully paved the way for a much broader base of users to experience Linux with a much lower learning curve. Going forward, we intend to continue to apply this philosophy as we work toward addressing the broader issues of system configuration management and administration, specifically as it pertains to the deployment of eServer-based information appliances and eDesktop platforms. Our latest component of this architecture, the LUI (Linux Unattended Install) was developed in cooperation with a large European University to allow many systems (eServer or eDesktop) to be installed and upgraded without requiring direct user interaction. We intend to introduce new components with each subsequent product.

         Our major commitment in the area of research is how to extract the management aspects of individual systems, new and legacy applications to enable the deployment, management and administration of platforms and applications to be handled from anywhere on the network. Leveraging Linux, open source and open standard technologies is a way of providing necessary infrastructure components. We believe that contributing back to Linux much of our research will facilitate more of an industry standard as well as industry cooperation.

         Our product development process is modeled to standard, commercial software engineering practices. We apply these practices to both documentation and procedures to ensure consistent product quality. As a result, we are able to offer our platform products to OEM customers in several configurations without significant effort. We are also able to move our platform products efficiently to new processor platforms as new business opportunities arise.

         As of October 31, 2000, we employed an in-house engineering staff of 63 in addition to maintaining a contract consulting arrangement with a Japanese firm for product development needs specific to the Japanese market. The engineering staff consists of two primary teams, the U.S. Engineering group located near corporate headquarters in Utah and the European group located in Erlangen, Germany. Our staff members possess a broad range of both Linux and other industry experience.

INTELLECTUAL PROPERTY

         Our success depends significantly on our ability to protect our trademarks, trade secrets, and certain proprietary technology. To accomplish this, we rely primarily on a combination of trademark and copyright laws and trade secrets. We also require that our employees and consultants sign confidentiality and nondisclosure agreements. We generally regulate access to and distribution of our documentation and other proprietary information.

         Certain components of OpenLinux have been developed and made available for licensing under the GNU General Public License and similar licenses, which generally allow any person or organization to copy, modify and distribute the software. The only restriction is that any resulting or derivative work must be made available to the public under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the open source nature of our software products and the licenses under which we develop and distribute them, our collection of trademarks constitutes our most important intellectual property.

         We own the registered trademark "CALDERA(R)" and also have license rights relating to "CALDERA SYSTEMS(TM)", a pending trademark application. In September 1999, the United States Trademark Office, or USTO, rejected our applications for "OpenLinux(TM)" and "Linux for Business(TM)". We filed our response with respect to the rejection of the "OpenLinux" trademark on March 28, 2000. Our trademark application for "Linux for Business" was suspended on April 24, 2000, pending disposition of prior applications. We have recently been informed by the USTO that resolution of these applications will remain pending until a determination has been made by the USTO as to the treatment of LINUX related trademark applications generally. In Europe, the European Community Trade Marks Office has approved our application for registration of the trademark "OpenLinux(TM)".

         Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted and in the future may attempt to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our trade name and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming. The loss of any material trademark or trade name could have a significant negative effect on our business, operating results and financial condition.

         We do not believe that our products infringe the rights of third parties. However, our products are comprised of many distinct software components, developed by many independent parties, and therefore third parties have in the past asserted, and may in the future assert infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual rights. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a negative effect on our business, operating results and financial condition.

GOVERNMENT REGULATION

         Our success depends on the Linux operating systems industry, which in turn depends on increased use of the internet for eBusiness and other commercial and personal activities. Laws and regulations have been proposed in the United States and Europe to address privacy and security concerns related to the collection and transmission of information over the internet. The United States Congress recently enacted internet laws regarding children's privacy and the transmission of sexually explicit material. The Federal Trade Commission, or FTC, may reconsider regulations that may require companies to:

     - give adequate notice to consumers regarding information collection and disclosure practices;

     - provide consumers with the ability to have personal, identifying information deleted from a company's database;

     - clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's website; and

     - obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

         Under the proposed FTC regulations, businesses that violate the regulations could face monetary fines. At the international level, the European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data from individuals in EU member countries. This EU directive could affect internet businesses elsewhere that have users in one or more EU member countries.

         The proposed FTC regulations, if adopted, or the EU directive, as adopted, could adversely affect the ability of internet businesses to collect demographic and personal information from users, which could have an adverse effect on the ability of internet businesses to target product offerings and attract advertisers. Any of these developments could harm the results of operations and financial condition of internet businesses and impair the growth of the internet.

         In addition to government regulations related to internet privacy concerns, it is possible that any number of additional laws and regulations may be adopted with respect to the internet covering issues such as obscenity, freedom of expression, pricing, content and quality of products and services, copyright and other intellectual property issues and taxation. As an example, a number of proposals have been made at the federal and local level and by various foreign governments to impose taxes on the sale of goods and services and other internet activities. Recently, the U.S. Internet Tax Information Act was enacted, which places a three-year moratorium on new state and local taxes on internet commerce. However, the moratorium does not prevent the U.S. federal government or foreign governments from adopting laws that impose taxes on internet commerce.

         The law of the internet still remains largely unsettled, even in areas where legislative action has already been undertaken. The passage of new laws or changes to existing laws intended to address use of the internet could create uncertainty in the marketplace, increase the cost of doing business on the internet, increase legal liabilities from doing business on the internet or in some other manner have a negative impact on internet commerce and substantially impair its growth. In addition, the growth and development of the market for online commerce may initiate more stringent consumer protection laws, both in the United States and abroad, which may impose additional restrictions on companies conducting business online.

         Since many of our customers conduct much of their business over the internet, if use of the internet decreases, our customers may see a decreased demand for their products. In that event, our customers may purchase fewer licenses for our products, which would cause our license and services revenue to fall.

EMPLOYEES

         As of October 31, 2000, we had a total of 178 employees. Of the total employees, 63 were in software engineering, 50 in sales and marketing, 19 in customer service and technical support, 11 in operations and 35 in finance and administration. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

RISK FACTORS

We are a new company with a limited operating history, which may make it difficult for you to assess the risks related to our business

         Although we began operations in 1994, during the past 24 months we have substantially revised our business plan to focus on Linux for eBusiness, or business conducted over the internet, made additions to our product line and hired a significant number of new employees, including key members of our management team. In January 2000, we released our server product, eServer. Our historical sales have been primarily from our OpenLinux products, including OpenLinux 2.3 (renamed eDesktop because of its focus on the desktop environment), which were historically developed for first-time Linux users who predominantly have experience using Windows desktop environments. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties facing a company like ours, operating with an unproven business model in a new and rapidly evolving market such as the market for Linux software. These risks also include our ability to:

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

     - generate revenue from the sale of software products, services, education and training.

         If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful.

We have not been profitable and we expect our losses to continue

         We have never been profitable and do not expect to achieve profitability until at least fiscal year 2002. If our revenue declines or grows at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenue to achieve or sustain profitability or generate positive cash flow. For the year ended October 31, 2000, we incurred a net loss of approximately $26.9 million. As of October 31, 2000, we had incurred total net losses of approximately $56.5 million since the inception of our business in 1994. We expect to continue to incur net losses because we anticipate incurring significant expenses in connection with developing our products, hiring and training employees, expanding our market reach and building awareness of our brand. We forecast our future expense levels based on our operating plans and our estimates of future revenue. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers.

You should not rely on our quarterly operating results as an indication of our future results because they are subject to significant fluctuations. Fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price.

         Our quarterly operating results have varied in the past and we expect them to fluctuate significantly in the future due to a variety of factors that could affect revenue or expenses in any particular quarter. Historically, we have experienced substantial fluctuations in our software and related products revenue from period to period relating to the introduction of new products and new versions of our existing products. For example, revenue from software and related products for the quarter ended January 31, 1999 was approximately $508,000. Software and related products revenue decreased to approximately $482,000 during the quarter ended April 30, 1999 but increased to approximately $1.0 million during the quarter ended July 31, 1999. Software and related products revenue decreased to approximately $775,000 during the quarter ended October 31, 1999, further decreased to approximately $395,000 during the quarter ended January 31, 2000 and then increased to approximately $1.1 million for the quarter ended April 30, 2000. Software and related products revenue then decreased to approximately $631,000 during the quarter ended July 31, 2000 and then increased to approximately $845,000 for the quarter ended October 31, 2000. These quarterly revenue fluctuations were primarily due to the fluctuation of sales of our OpenLinux products, and these fluctuations in revenue can be expected to continue as a result of fluctuating sales of all of our products, including our new product offerings.

         Upon announcement of an expected release date for a new product or upgrade, we often experience a significant decrease in sales of our existing products. Additionally, we often experience the strongest sales for a new product during the first 30 days after its introduction as we fill advance orders from our distribution channel. Fluctuations in quarterly operating results could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

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

     - the attraction, retention and training of key personnel; and

     - our ability to manage anticipated growth and expansion.

         As a result of the factors listed above and elsewhere, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. In addition, we plan to increase our operating expenses to expand our sales and marketing, administration, consulting and training, maintenance and technical support and research and development groups. If revenue falls below expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

We rely on our indirect sales channel for distribution of our products, and any disruption of our channel at any level could adversely affect the sales of our products

         We have a two-tiered distribution channel through which the majority of our sales occur. As of October 31, 2000, we had approximately 38 distributors worldwide who purchased directly from us. These distributors in turn sell to approximately 4,000 retail outlets in the United States and approximately 900 equivalent sites internationally. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. Some electronic solutions providers also purchase eBusiness solutions through our distributors, and we anticipate they will continue to do so as we expand our product offerings for eBusiness. Because we usually sell indirectly through distributors to electronic solutions providers, we cannot control the relationships through which they purchase our products. In turn we do not control the presentation of our products by electronic solutions providers to end-users. Therefore, our distribution channel could be affected by disruptions in the relationships between our distributors and electronic solutions providers or between electronic solutions providers and end users. Also, distributors and electronic solutions providers may choose not to emphasize use of our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales. However, to our knowledge, none of our international distributors engages in discounting or other business practices unique to their respective geographic regions that materially affects or could materially affect our results of operations, although they could do so in the future.

         In particular, we are highly dependent on our relationships with our distribution partners, such as Frank Kasper & Associates, Ingram Micro, Navarre Corporation and Tech Data, domestically, and MediaGold in Europe, for the distribution of our products. Sales to all distributors accounted for approximately 59% of our total revenue for the year ended October 31, 2000. We plan to continue to develop relationships with new distributors to introduce product and service offerings into new markets, including into foreign countries. If any of these distribution partners do not provide opportunities for growth or become closed to us, or if we are unable to create new distribution channels for new markets, we will be required to seek alternative channels of distribution for our products and services. We may be unable to do so, in which case our business would suffer.

Our business model, which relies on a combination of open source software and proprietary technology, is unproven

         Our business model incorporates as integral elements of our product offerings both commercial products and open source software. We know of no company that has built a profitable business based in whole or in part on open source software. By incorporating open source components in our product offerings, we face many of the same risks that other open source company's experience, including the inability to offer warranties and indemnities on products and services. In addition, by developing products based on proprietary technology that is not freely downloadable, we may run counter to the perception of Linux as an open source model and alienate the Linux community. Negative reaction, if widely shared by our customers, developers or the open source community, could harm our reputation, diminish our brand and decrease our revenue. Our business will fail if we are unable to successfully implement our business model.

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

The sales cycle for our products is long and we may incur substantial non-recoverable expenses; we devote significant resources to sales that may not occur when anticipated or at all

         The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, lasting from three to nine months. These direct sales also represent our largest orders. Therefore, our revenue for a period is likely to be affected by the timing of larger orders, which makes the related revenue difficult to predict. Our revenue for a quarter could be reduced if large orders forecasted for a certain quarter are delayed or are not realized. The cycle factors that could delay or defer an order, include:

     - time needed for technical evaluations of our software by customers;

     - customer budget restrictions;

     - customer internal review and testing procedures; and

     - engineering work needed to integrate our software with the customer's systems.

Because our products have relatively short life cycles, we must develop and introduce new products to sustain our level of sales

         Our software products have a limited life cycle and it is difficult to estimate when they will become obsolete. If we do not develop and introduce new products before our existing products have completed their life cycles, we will not be able to sustain our level of sales. In addition, to succeed, many customers must adopt our new products early in the product's life cycle. Therefore, if we do not attract sufficient customers early in a product's life, we may not realize the amount of revenue that we anticipate for the product. We cannot be sure that we will continue to be successful in marketing our key products.

We rely on independent developers in the open source community, such as Linus Torvalds, in order to release upgrades of our Linux-based products

         Many of the components of our software products, including the Linux kernel, the core of the Linux operating system, are developed by independent developers in the open source community and are available for inclusion in our products without cost. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers have in the past developed and upgraded the Linux kernel. Neither Mr. Torvalds nor any significant contributor to the Linux kernel is an employee of ours, and none of these individuals are required to further update the Linux kernel. If these independent developers and others in the open source community do not further develop the Linux kernel and other open source software included in our products on a timely basis, or at all, our ability to enhance our product offerings will suffer. As a consequence, we will be forced to rely to a greater extent on our own development efforts or license commercial software products as replacements, which would increase our expenses and delay enhancements to our products. For example, in the past, we have sometimes been unable to upgrade all open source components of a product in connection with a proposed release because enhancements had not yet been made by these independent developers. Any failure on the part of the kernel developers to further develop and enhance the kernel could also stifle the development of additional Linux applications.

Our reliance on independent third parties who develop most of the software included in our Linux products could result in delays or unreliable products and damage to our reputation

         Our products consist of many different software components and applications, most of which are developed by independent third parties over whom we have limited or no control. While we use rigid engineering standards in testing the products or applications that we integrate in our products, we cannot guarantee that we have selected or will select in the future the most reliable components available in the market or that we will successfully integrate the many components of our products. In addition, if any of these third-party products are not reliable or available, we may have to develop them internally, which would significantly increase our development expenses and delay the time to market. Our customers could be dissatisfied if any of these products fail to work as designed or if adequate support is not provided, which could damage our reputation and lead to potential litigation.

If the market for Linux business solutions does not grow as we anticipate, we may not be able to continue our business plan and grow our business

         Our strategy for marketing Linux solutions to businesses depends in part upon our belief that many businesses will follow a trend away from the use of networked computers linked by centralized servers and move toward the use of distributed applications through thin appliance servers, or specialized servers, internet access devices and application service providers. We are also relying on electronic solution providers making these technologies available on Linux and on Linux then becoming a desirable operating system under these circumstances. We also plan to market our Linux products for use on these specialized servers and internet access devices, which we believe will become widely used for eBusiness. However, if businesses, which at present favor Microsoft and other non-Linux operating systems, do not adopt these trends in the near future, or if Linux is not viewed as a desirable operating system in connection with these trends, a significant market for our products may not develop. Factors that may keep businesses from adopting these trends include:

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

We could be prevented from selling or developing our products if the GNU general public license and similar licenses under which our products are developed and licensed are not enforceable

         The Linux kernel and certain other components of our products have been developed and licensed under the GNU General Public License and similar licenses. These licenses state that any program licensed under them may be liberally copied, used, modified and distributed freely, so long as all modifications are also freely made available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary. It is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux operating systems, or significant portions of them, may not be liberally copied, modified or distributed freely, would have the effect of preventing us from selling or developing our products, unless we are able to negotiate a license to use the software or replace the affected portions. These licenses could be expensive, which could impair our ability to price our products competitively.

We are vulnerable to claims that our products infringe third-party intellectual property rights, particularly because our products are comprised of many distinct software components developed by thousands of independent parties

         We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control and who, themselves, might not have the same financial resources as us to pay damages to a successful litigant. Claims of infringement could require us to re-engineer our products or seek to obtain licenses from third parties in order to continue offering our products. In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim, could place a significant strain on our financial resources and harm our reputation.

Failure to protect our intellectual property rights adequately would result in significant harm to our business

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

We may face potential liability for material published or made available on our web site and other sites linked to it

         We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on our web site and the other sites linked to it. These types of claims have been brought, sometimes successfully, against providers of online services in the past. We could also be sued for the content that is accessible from our web site and through links to other internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we are ultimately not liable. If any of these events occur, our revenue and the value of your investment could be materially adversely affected.

We must achieve rapid market penetration of our products in order to compete successfully

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

To achieve the type of broad recognition necessary to succeed, we will need to expend significant financial and management resources; There is no guarantee that these expenditures will enable us to receive the recognition necessary to our success

         We believe that broad recognition and a favorable audience perception of the Caldera brand will be essential to our success. If our brand does not achieve broad recognition as the leading provider of Linux solutions for eBusiness, our success will be limited. We intend to build brand recognition through advertising our products and services. During the fiscal year ended October 31, 1999, we spent approximately $1.2 million for advertising. During the fiscal year ended October 31, 2000, we spent approximately $1.5 million for advertising. We expect to increase our advertising expenses in future periods as we build the Caldera brand and awareness of our products and services. In addition, we provide education and training to build brand recognition, which may not be successful if we are unable to generate wide-acceptance of these services. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenue. Even if we achieve greater recognition of our brand, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging Linux market, as well as the broader market for the provision of eBusiness solutions.

Our strategy to provide solutions for eBusiness depends upon our ability to successfully introduce products tailored for eBusiness and there is no assurance that these products will gain commercial acceptance

         To date, practically all of our sales revenue has come from retail sales of OpenLinux, which is designed to assist the first-time Linux user who may be familiar with a Windows, desktop environment. However, our business model is targeted toward using Linux solutions to facilitate eBusiness. In order for our strategy of providing Linux solutions for eBusiness to be successful, we must provide products that meet the needs of solution providers and their eBusiness customers. In January 2000, we released our server product, OpenLinux eServer. In January 2001, we released Volution, our second eBusiness product. These new products, our primary eBusiness products, may not be adopted by solution providers and their customers for any number of reasons, including lack of customer awareness of us and our products, malfunction of the products and failure to meet needs of eBusiness. If our eBusiness products are not successful, we will fail to execute our strategy and our sales may not grow.

Because software programs frequently contain errors or defects, we could lose significant revenue if our software programs do not perform as expected.

         Software programs frequently contain errors or defects, especially when first introduced or when new versions are released. We could, in the future, lose revenue as a result of errors or defects in our software products. We cannot assure you that errors will not be found in new products or releases. Although we have both product liability and errors and omissions insurance, we might incur losses in excess of the dollar limits or beyond the scope of coverage of our policies. While we test our products prior to release, the fact that most of the components of our software offerings are developed by independent parties over whom we exercise no supervision or control make it particularly difficult to identify and remedy any errors or defects that could exist. Any errors could result in loss of revenue, or delay in market introduction or acceptance, diversion of development resources, damage to our reputation or increased service costs.

The network solutions and operating systems industries are intensely competitive and we may be unable to compete effectively with providers of operating systems solutions for modular computing, providers of Linux operating systems and other more established operating systems

         We face direct competition in the area of software for specialized servers. VA Linux and Wind River provide similar solutions embedded into their hardware offerings. In addition, Sun Microsystems has announced plans to open source its Solaris Unix operating system in an attempt to attract more developers to that platform. Many of these competitors are large, well-established companies that have significantly greater financial resources, more extensive marketing and distribution capabilities, larger development staffs and more widely recognized brands and products than we have.

         We also compete with other providers of Linux operating systems, particularly, Corel, MacMillan, Red Hat, SuSE and TurboLinux. In addition, IBM and Sun Microsystems have announced plans to invest significant resources into the development of Linux. Many of these competitors, such as Red Hat, have more established customer bases and stronger brand names than we do. Also, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our eBusiness products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could easily produce competing versions of Linux. In particular, distributors of UNIX operating systems could leverage their existing service organizations, due to the fact that Linux and UNIX operating systems share many common features.

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

Our competitive position could decline if we are unable to obtain additional financing to acquire businesses or technologies that are strategic for our success, or otherwise execute our business strategy, or if we fail to successfully integrate any acquisitions with our current business

         We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

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

The acquisition of SCO's server software and professional services groups may not close, in which case significant resources will have been wasted

         The combination is subject to various closing conditions, including approval by SCO shareholders and approval by our stockholders. If the combination does not close, our business may suffer from the significant time and resources expended in negotiating and preparing to execute the combination. The lost time and resources would detrimentally affect our competitive position, perhaps materially.

Our success depends on our ability to successfully manage growth

         We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow. We had 28 employees when we began operations as a separate legal entity in September 1998. As of October 31, 2000, the number had increased to 178. We expect that the number of our employees will continue to increase for the foreseeable future.

         Our planned growth entails risk. If we do not expand our operations in an efficient manner, our expenses could grow disproportionately to revenue or our revenue could decline or grow more slowly than expected, either of which could negatively affect the value of your investment. Our current and anticipated future growth, will place a significant strain on our management, systems and resources. Our key personnel have limited experience managing this type of growth. We also need to improve our financial and managerial controls and reporting systems and procedures and to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. If we do not succeed in these efforts, it could reduce our revenue and the value of your investment.

Our current and potential customers may find it difficult to hire and train qualified employees to handle installation and implementation of our products, which could negatively affect sales of our products to new customers and lead to dissatisfaction among current customers

         There are limited numbers of individuals that are trained and qualified to manage Linux systems, including OpenLinux and our other products. End users and our distribution partners may lack the resources to hire or train such qualified personnel to install and implement our products, which could lead to dissatisfaction with our products among end users and deter potential end users from purchasing our product.

The growth of our business will be diminished if the internet is not accepted as a medium for commerce and business networking applications

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

Loss of any of our key management personnel could negatively impact our business

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

Future sales of our common stock may negatively affect our stock price

         The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate. The shares of our common stock currently outstanding will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

ITEM 2.  PROPERTIES

         Caldera's headquarters is located in Orem, Utah. In Orem and the surrounding area, Caldera leases approximately 45,500 square feet of space for its corporate offices, education facility and warehouse operations. Office space for Caldera's only international location is approximately 3,400 square feet in Erlangen, Germany, for Caldera's non-U.S. research and development operations. Caldera's management believes that its existing facilities are adequate to meet current business and operating requirements and that additional office space will be available to meet its needs if required.

ITEM 3.  LEGAL PROCEEDINGS

           We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Caldera's common stock has traded on the Nasdaq National Market under the symbol "CALD" since March 21, 2000.

         The table below sets forth the range of high and low closing prices of Caldera common stock as reported on the Nasdaq National Market since March 21, 2000, the date of Caldera's initial public offering.


                                                                    Caldera Common Stock
                                                                    --------------------

                                                                       High          Low
                                                                       ----          ---
       FISCAL 2000
         Quarter ended April 30, 2000 (from March 21, 2000)        $    29.44   $    9.56
         Quarter ended July 31, 2000                                    16.25        7.05
         Quarter ended October 31, 2000                                  8.50        3.25


         As of October 31, 2000, Caldera had 132 stockholders of record. Caldera has not declared or paid any cash dividends on shares of its common stock and plans to retain its future earnings, if any, to fund the development and growth of its business.

         Caldera did not make any unregistered sales of its common stock during the fourth quarter of fiscal 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables present portions of our financial statements. You should read the selected financial data set forth below in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended October 31, 2000, 1999 and 1998 and the selected balance sheet data as of October 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited financial statements and related notes appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended October 31, 1997 and 1996 and the selected balance sheet data as of October 31, 1998, 1997 and 1996 are derived from audited and unaudited financial statements not appearing in this Form 10-K.

         Caldera began operations in 1994 as Caldera, Inc., a Utah corporation (the "Predecessor"). In July 1996, the Predecessor acquired an additional business line that was not engaged in developing and marketing Linux software. The Predecessor subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement, dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly formed corporation. Caldera Systems, Inc. has operated as a separate legal entity engaged in developing and marketing Linux software since September 1, 1998. For purposes of presenting Caldera's financial statements, Caldera has segregated or "carved-out" the operations relating to the Linux business from the historical financial statements of the Predecessor. Accordingly, the consolidated financial statements included elsewhere in this Form 10-K and the selected financial data present Caldera's financial condition and results of operations as if Caldera had existed as a separate legal entity for all periods presented. The carved-out historical results presented are not necessarily indicative of what would have actually occurred had Caldera existed as a separate legal entity and any historical results are not necessarily indicative of results that may be expected for any future period.


                                                                  Years Ended October 31,
                                       ------------------------------------------------------------------------------
                                          2000             1999             1998             1997             1996
                                       ----------       ----------       ----------       ----------       ----------
                                                                                                          (unaudited)
                                                   (In thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
  Total revenue                        $    4,274       $    3,050       $    1,057       $    1,117       $    1,108
  Gross margin (deficit)                      253              124           (1,341)             (25)             228
  Operating loss                          (31,999)          (9,103)          (6,853)          (7,578)          (2,649)
  Net loss                                (26,923)          (9,367)          (7,963)          (8,148)          (2,757)
  Net loss to common stockholders         (39,176)          (9,367)          (7,963)          (8,148)          (2,757)
  Basic and diluted net loss per
      common share                     $    (1.19)      $    (0.51)      $    (0.50)      $    (0.51)      $    (0.17)
  Weighted average basic and
      diluted common shares                32,922           18,458           16,000           16,000           16,000


                                                                   As of October 31,
                                  ------------------------------------------------------------------------------------
                                      2000              1999              1998              1997               1996
                                  ------------      ------------      ------------      ------------      ------------
                                                                                                 (unaudited)
                                                                    (In thousands)
BALANCE SHEET DATA
  Cash and equivalents            $     36,560      $        122      $         76      $        398      $        207
  Working capital (deficit)             88,680               678               290              1313              (122)
  Total assets                         107,518             3,714            16,353             3,915             1,639
  Long-term liabilities                     --                 6                --                --                --
  Predecessor's equity in
      carved-out operations                 --                --                --             2,319               576
  Total stockholders' equity           102,215             1,516               708                --                --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this Form 10-K and contains forward-looking statements that involve risks and uncertainties. Caldera's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

         Caldera began operations in 1994 as Caldera, Inc., a Utah Corporation (the "Predecessor"). In July 1996, through an asset purchase, the Predecessor acquired an additional business unit, which was not engaged in developing and marketing Linux software. The Predecessor subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly formed corporation. Caldera Systems, Inc. has operated as a separate legal entity engaged in developing and marketing Linux software since September 1, 1998. For purposes of presenting their financial statements Caldera has segregated or carved-out the operations related to the Linux business from the historical financial statements of the Predecessor. Accordingly, Caldera's consolidated financial statements and the following discussion present Caldera's financial condition and results of operations as if Caldera had existed as a separate legal entity for all periods presented.

         Since September 1, 1998, Caldera has invested heavily in the expansion of its sales, marketing, engineering, support and professional services organizations to support its long-term growth strategy. As a result, employee headcount has increased from 28 at September 1, 1998 to 178 at October 31, 2000. Caldera has incurred net losses in each fiscal period since inception and as of October 31, 2000, had an accumulated deficit of $50.1 million.

         Substantially all of Caldera's revenue since fiscal 1996 has been derived from sales of Linux products and related services. Management expects that until the closing of the SCO server software and professional services groups acquisition, the majority of Caldera's revenue will continue to be derived from sales of eDesktop, eServer and education related products.

         Historically, Caldera has experienced substantial fluctuations in revenue from period to period relating to the introduction of new products and new versions of existing products. Upon announcement of an expected release date for new products or upgrades, Caldera often experiences a significant decrease in sales of existing products. Additionally, Caldera often experiences the strongest sales for a new product during the first 30 days after its introduction as Caldera fills advance orders from its distribution channels.

         Caldera began shipping its OpenLinux product in fiscal 1996 through indirect distribution channels such as distributors, value added resellers, original equipment manufacturers, system integrators, as well as directly to the end user using its internal sales and marketing staff. Caldera began offering Linux training, support and consulting services during fiscal 1999. Over time, Caldera's business model has evolved such that Caldera now sells primarily through its two-tier distribution channel.

         Caldera markets its software and related products primarily in North America, Europe, Asia and Australia. Revenue from customers outside the United States was $1.3 million in fiscal 2000, $203,000 in fiscal 1999 and $56,000 in fiscal 1998. The largest growth in international revenue has been in the Asia Pacific region where revenue increased from $91,000 in fiscal 1999 to $706,000 in fiscal 2000.

         Caldera recognizes revenue in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, or SOP 97-2. Revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEMs and VARs require a binding purchase order. Sales to resellers for which payment is considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which Caldera does not have historical experience are accounted for as consignments and the revenue is recognized once sell-through verification has been received and payments from customers become due. Prior to October 31, 1999, Caldera did not have any consignment arrangements. During the year ended October 31,

2000, approximately 22 percent of product revenue was derived on a sell-through basis. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of initial software sales is certain telephone and e-mail technical support services Caldera provides at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, Caldera accrues the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements are deferred and recognized over the period of the contract or as the services are provided.

         If other significant post-delivery vendor obligations exist or if a product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred. To date, Caldera has not shipped any software and related products subject to acceptance terms or subject to other post-delivery vendor obligations. Additionally, Caldera has not recognized revenue on any contracts with customers that may include customer cancellation or termination clauses that indicate a demonstration period or otherwise incomplete transaction.

         Caldera also offers its customers training, consulting and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. These services revenue are recognized as the services are performed.

         Since inception, Caldera has incurred substantial research and development costs and has invested heavily in the expansion of its sales, marketing, support and professional services organizations to support its long-term growth strategy. As a result of these investments, Caldera has incurred net losses in each fiscal period since inception and, as of October 31, 2000, had incurred total net losses of approximately $56.5 million since inception. Management anticipates that operating expenses will increase substantially for the foreseeable future as Caldera increases the number of people and programs in sales and marketing, product development and professional services. Accordingly, management expects to incur net losses until at least fiscal year 2002.

         In connection with the grant of stock options to employees during fiscal 2000 and 1999, Caldera recorded deferred compensation of $6.8 million and $3.1 million, respectively, representing the difference between the deemed fair market value of the common stock for accounting purposes and the exercise price of these options as of the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options. Caldera expensed $5.2 million of deferred compensation in fiscal 2000 and $409,000 in fiscal 1999. With respect to the options outstanding as of October 31, 2000, Caldera expects to expense $2.1 million of deferred compensation in fiscal 2001, $1.1 million in fiscal 2002, $493,000 in fiscal 2003, and $57,000 in fiscal 2004.

         As a result of an option agreement between The Canopy Group and Ralph
J. Yarro III, which was subsequently rescinded, Caldera expensed a one-time compensation charge of approximately $372,000 during fiscal 2000. The option agreement allowed Mr. Yarro to purchase shares of Caldera common stock directly from The Canopy Group. No shares were purchased under the agreement. Mr. Yarro is the president and chief executive officer of The Canopy Group and the Chairman of Caldera's board of directors.

         In December 1999 and January 2000, Caldera sold 5.0 million shares of Series B convertible preferred stock at $6.00 per share, resulting in net proceeds of approximately $29.8 million. Each share of Series B convertible preferred stock was immediately convertible into one share of common stock. Due to the beneficial conversion feature associated with the Series B convertible preferred stock, during the first quarter of fiscal 2000, Caldera recorded a preferred stock dividend in the amount of $10.0 million thereby increasing the net loss applicable to common stockholders. On March 13, 2000, Caldera's major stockholder, The Canopy Group, sold a warrant for $10,000 to purchase 416,667 shares of our common stock held by The Canopy Group at $5.98 per share for a two-year period to one of the Series B convertible preferred stockholders. Upon exercise of the warrant, all proceeds will be paid to The Canopy Group. Caldera recorded this transaction during the second quarter of fiscal 2000 as if Caldera had sold the warrant to the stockholder with the fair value of the warrant of $2,252,717 being recorded as a dividend related to convertible preferred stock and an offsetting contribution to capital.

         In December 1999 and January 2000, Caldera acquired an equity investment in Lineo, Inc. in exchange for 1,250,000 shares of common stock, acquired an equity investment in Evergreen Internet, Inc. in exchange for $2.0 million in cash and 200,000 shares of common stock and acquired an equity investment in Troll Tech AS and certain license rights in exchange for 106,356 shares of common stock. These three companies provide strategic technology solutions for the Linux industry. Caldera has entered into agreements with Troll Tech AS and Evergreen Internet whereby it will be licensing their technology for inclusion in Caldera's products and service offerings. Caldera will pay future royalties to Troll Tech and Evergreen Internet based on its sales of products, which incorporate their technology. Caldera's licensing agreement with Evergreen Internet also calls for Evergreen Internet to include Caldera's technology in its products for which Caldera will be paid future royalties by Evergreen Internet based on sales of products that incorporate Caldera's technology. Management believes that these investments have the potential to benefit Caldera through increased revenue from product sales, royalties and service opportunities. Management does not expect that these investments will have a material adverse impact on future liquidity. The investments in Evergreen Internet and Troll Tech have been accounted for under the cost method of accounting. Management has determined that Caldera's investment in Lineo should be accounted for as a transaction between entities under common control with the transfer being reflected in its financial statements at Lineo's carryover basis. However, at the date of the transfer, Lineo had a stockholders' deficit, of which approximately $124,000 would be associated with the 14% interest Caldera acquired. Accordingly, Caldera recorded the investment at a nominal value of $1.00 because Caldera does not have any obligation to fund or reimburse Lineo for its allocated portion of Lineo's stockholders' deficit. Caldera recorded the estimated fair value of the shares of its common stock issued to Lineo at $10.0 million with the difference between the $10.0 million and the $1.00 investment being a distribution to The Canopy Group.

         On May 11, 2000, The Canopy Group transferred 1,761,563 shares of Lineo's common stock held by The Canopy Group to Caldera. This transfer has been reflected as a capital contribution by The Canopy Group at Lineo's carryover basis of $1,966,173. As a result of this transaction, Caldera held a total of 5,000,000 shares of Lineo's common stock (approximately 14% of Lineo's outstanding voting stock).

         In September 2000, Caldera and Metrowerks Holdings, Inc., an affiliate of Motorola, Inc., entered into a Stock Purchase and Sale Agreement whereby Caldera and The Canopy Group sold 2.0 million and 1.0 million shares, respectively, of common stock of Lineo, Inc. to Metrowerks Holdings at $7.50 per share. The difference between the $7.50 per share price and Caldera's carrying amount was reflected as a capital contribution.

RESULTS OF OPERATIONS

         Software and related products revenue is comprised of revenue from the sale of software and other products such as shipments of incomplete box units or documentation materials. Services revenue is comprised of training and education fees, consulting fees and customer support fees.

         Cost of software and related products revenue primarily consists of costs for production, packaging, fulfillment and shipment of product offerings. Additionally, royalties paid to third parties for inclusion of their software products in Caldera's product offering are included in these costs. Cost of services revenue is primarily comprised of salaries and related costs of support services employees.

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

         General and administrative expenses are comprised of professional fees, salaries and related costs for accounting, administrative, finance, human resources, information systems and legal personnel as well as costs associated with implementing and expanding our internal information and management reporting systems.

         The following table sets forth certain statement of operations data as a percentage of total revenue for the years indicated:

                                                      YEAR ENDED OCTOBER 31,
                                                    --------------------------
                                                     2000      1999      1998
                                                    ------    ------    ------
Revenue:
 Software and related products ....................   70.0%     90.9%    100.0%
 Services .........................................   30.0       9.1        --
                                                    ------    ------    ------
   Total revenue ..................................  100.0     100.0     100.0
                                                    ------    ------    ------
Cost of Revenue:
 Software and related products ....................   48.3      78.3      96.2
 Services .........................................   45.8      17.6        --
 Other ............................................     --        --     130.7
                                                    ------    ------    ------
   Total cost of revenue ..........................   94.1      95.9     226.9
                                                    ------    ------    ------
Gross margin (deficit) ............................    5.9       4.1    (126.9)
                                                    ------    ------    ------
Operating Expenses:
 Sales and marketing (exclusive of non-cash
    compensation)..................................  345.2     156.3     210.4
 Research and development (exclusive of
    non-cash compensation).........................  115.9      75.5     140.8
 General and administrative (exclusive of
    non-cash compensation).........................  150.4      57.3     170.2
 Other ............................................  143.0      13.4        --
                                                    ------    ------    ------
   Total operating expenses .......................  754.5     302.5     521.4
                                                    ------    ------    ------
Loss from operations .............................. (748.6)   (298.4)   (648.3)
Equity in loss of affiliate .......................   (9.1)       --        --
Other income (expense), net .......................  129.7      (7.5)   (101.8)
                                                    ------    ------    ------
Loss before income taxes .......................... (628.0)   (305.9)   (750.1)
Provision for income taxes ........................   (1.9)     (1.1)     (3.2)
                                                    ------    ------    ------
Net loss .......................................... (629.9)   (307.0)   (753.3)
                                                    ======    ======    ======
Dividends related to convertible preferred
    stock ......................................... (286.7)       --        --
                                                    ======    ======    ======
Net loss attributable to common stockholders ...... (916.6)%  (307.0)%  (753.3)%
                                                    ======    ======    ======

Fiscal Years Ended October 31, 2000, 1999 and 1998

Revenue

         Revenue was $4.3 million for fiscal 2000, $3.1 million for fiscal 1999 and $1.1 million for fiscal 1998. During fiscal 2000, approximately 70 percent of our revenue was generated from the sale of software and related products. During fiscal 1999 approximately 91 percent of our revenue was generated from the sale of software and related products. During fiscal 1998, all revenue was derived from our software and related products offerings. Even though the percentage of software and related products revenue as a percentage of total revenue has declined the last two years, software and related products revenue has increased in each of those years. Revenue from international customers was approximately 30 percent in fiscal 2000, 7 percent in fiscal 1999 and 5 percent in fiscal 1998. The increases in international revenue are the result of Caldera's increased focus on customers and markets outside the United States.

         Software and Related Products. Software and related products revenue was $3.0 million in fiscal 2000, $2.8 million in fiscal 1999, and $1.1 million in fiscal 1998, representing an increase of $221,000, or 8 percent, from fiscal 1999 to fiscal 2000 and a $1.7 million, or 162 percent, increase from fiscal 1998 to fiscal 1999. The increase in fiscal 2000 over fiscal 1999 was due to improved internal sales and marketing strategies and sales to customers in international locations. The increase in software and related product revenue from fiscal 1998 to fiscal 1999 was a result of management's expansion of marketing efforts, as well as the increased market awareness of the Linux operating system.

         Services. Services revenue was $1.3 million in fiscal 2000, $277,000 in fiscal 1999 and $0 in fiscal 1998, representing an increase of $1.0 million or 362 percent from fiscal 1999 to fiscal 2000. The increase in services revenue was primarily attributed to the formal introduction of our education and training-related offerings as well as from promotional fees received from our Linux training program. The Linux training program is targeted at informing and training customers and partners about the Linux operating system by conducting training and seminars in cities across North America. This program began in Caldera's third quarter of fiscal 2000 and a second program is planned for the first quarter of fiscal 2001. Caldera also plans to continue to expand its education, training and other services-related offerings and will increase sales and marketing efforts for these programs.

Cost of Revenue

         Cost of Software and Related Products Revenue. Cost of software and related products revenue was $2.1 million in fiscal 2000, $2.4 million in fiscal 1999 and $1.0 million in fiscal 1998, representing a decrease of $326,000, or 14 percent, from fiscal 1999 to fiscal 2000 and a $1.4 million, or 135 percent, increase from fiscal 1998 to fiscal 1999. On a percentage basis of related revenue, cost of software and related products revenue was 69 percent in fiscal 2000, 86 percent in fiscal 1999 and 96 percent in fiscal 1999. The decrease in the cost of software and related products revenue percentage in fiscal 2000 from fiscal 1999 was due to increased efficiencies in the production and fulfillment process as well as from reduced charges for obsolete inventory. During fiscal 2000, the Company recorded an inventory reserve of approximately $43,000 as a result of lower than expected sales of OpenLinux 2.3 and as a result of certain raw materials becoming unusable to changes in product packaging. During fiscal 1999, the Company recorded an inventory reserve of approximately $267,000 brought about by the over production of finished products in connection with the release of OpenLinux 2.3. The Company has continued to sell OpenLinux 2.3 since the introduction of OpenLinux eDesktop 2.4 and has not recorded any additional impairment charges. None of the reserved inventory will be scrapped, abandoned or disposed of until sales of OpenLinux 2.3 are terminated.

         The decrease in the cost of revenue percentage from fiscal 1998 to fiscal 1999 primarily resulted from reduced royalty expenses as a component of product costs as certain third-party software packages were open sourced and the elimination of certain other royalty-bearing components. In addition, the decrease from fiscal 1998 to fiscal 1999 resulted from improved margins on increased volumes.

         Cost of Services Revenue. Cost of services revenue was $2.0 million in fiscal 2000, $538,000 in fiscal 1999 and $0 in fiscal 1998, an increase of $1.4 million or 264 percent from fiscal 1999 to fiscal 2000. Caldera did not begin to recognize services revenue until fiscal 1999. The negative margin incurred during fiscal 2000 and fiscal 1999 is due to Caldera's hiring of employees and building infrastructure in anticipation of future training and support revenue. In addition, cost of services revenue for fiscal 2000 also includes the costs incurred in connection with the Linux training program. As a percentage of services revenue, cost of services was 153 percent of services revenue in fiscal 2000 and 194 percent of services revenue in fiscal 1999. The marginal improvement in fiscal 2000 over fiscal 1999 was due to increased revenue from services activities. The deficit achieved on services revenue is materially different from the margins on software and related products revenue due to the startup and infrastructure costs being incurred. Upon completion of the server software and professional services groups acquisition, Caldera expects the margins on services revenue to improve because of the fully developed support services group in place.

         Write-off of Prepaid Royalties. During fiscal 1996 and 1997, Caldera entered into royalty agreements with a supplier pursuant to which Caldera prepaid royalties of approximately $2.1 million. During fiscal 1998, Caldera asserted that the supplier breached the terms of the royalty agreements and determined that the remaining prepaid royalties, in the amount of $1.4 million, were impaired and accordingly Caldera wrote off the remaining balance. Management determined the asset was impaired because its value was tied to the intellectual property value of the licenses Caldera had purchased. The vendor breached the terms of the contract in management's view, when it open sourced some of the related software. When the vendor decided to open source the software, the licenses Caldera had purchased had no value in relation to that software. Additionally, Caldera discontinued the development of a product related to the licensed software resulting in the complete impairment of the prepaid asset. Management determined that any attempt to pursue legal action against the supplier would be costly and uncertain given the resources required to pursue such an action and the uncertainties relating to interpreting the royalty agreements.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses were $14.8 million in fiscal 2000, $4.8 million in fiscal 1999 and $2.2 million in fiscal 1998, representing an increase of $10.0 million, or 209 percent from fiscal 1999 to fiscal 2000 and an increase of $2.5 million, or 114 percent from fiscal 1998 to fiscal 1999. Sales and marketing expenses represented 345 percent of total revenue in fiscal 2000, 156 percent of total revenue in fiscal 1999 and 210 percent of total revenue in fiscal 1998. During fiscal 2000 and fiscal 1999, Caldera significantly expanded its internal sales and marketing staff as well as increased its marketing programs and campaigns, advertising, channel and marketing development and trade show participation. Upon consummation of the server software and professional services groups acquisition, sales and marketing expenses are expected to continue to increase in an effort to increase awareness of Linux, Unix and combined products and related offerings.

         Research and Development. Research and development expenses were $5.0 million in fiscal 2000, $2.3 million in fiscal 1999 and $1.5 million in fiscal 1998, representing an increase of $2.7 million, or 115 percent, from fiscal 1999 to fiscal 2000 and an increase of $813,000, or 55 percent, from fiscal 1998 to fiscal 1999. Research and development costs represented 116 percent of total revenue in fiscal 2000, 76 percent of total revenue in fiscal 1999 and 141 percent of total revenue in fiscal 1998. The increase in research and development expenses from fiscal 1999 to fiscal 2000 and from fiscal 1998 to fiscal 1999 was due to an increased investment in the number of software developers, quality assurance personnel and outside contractors to support Caldera's product development and testing activities including the development of training courses and technical support offerings.

         General and Administrative. General and administrative expenses were $6.4 million in fiscal 2000, $1.7 million in fiscal 1999, and $1.8 million in fiscal 1998, representing an increase of $4.7 million, or 268 percent from fiscal 1999 to fiscal 2000 and a decrease of $51,000, or 3 percent from fiscal 1998 to fiscal 1999. General and administrative costs represented 150 percent of total revenue in fiscal 2000, 57 percent of total revenue in fiscal 1999 and 170 percent of total revenue in fiscal 1998. The significant increase from fiscal 1999 to fiscal 2000 is the result of increased salaries and related personnel costs associated with additional employees in finance, administration, legal, human resources and information systems consistent with our growth in headcount and overall business. Other increases in general and administration expense were for increased professional services and facilities costs. General and administrative expenses remained constant from fiscal 1998 to fiscal 1999, as the nonrecurrence of the costs of reorganization of Caldera, Inc. was more than offset by the increase in personnel in fiscal 1999.

         SCO Cost-sharing Arrangement. During August 2000 and after entering into the reorganization agreement with SCO to acquire the server software and professional services groups, the Company and SCO agreed that Caldera would reimburse SCO for certain employee payroll and related costs. The costs for which Caldera agreed to reimburse SCO for were related to employees that SCO had identified for termination in a company-wide layoff in September 2000. Caldera viewed these employees as a critical part of the success of the new combined company and SCO agreed to retain the employees if Caldera would reimburse SCO for a portion of their payroll and related costs. At the time Caldera committed to reimburse SCO for these employee costs, the ultimate amount was not determinable and both parties agreed that the amount would be determined prior to the completion of the acquisition. During December 2000, both parties agreed, pursuant to an amendment to the reorganization agreement, that Caldera would reimburse SCO $1.5 million relating to services rendered from August though December 2000. Accordingly, as of October 31, 2000, Caldera has accrued $898,026. The Company will record the remaining $601,974 during the first quarter of fiscal 2001. The actual payment will be made to SCO during Caldera's first quarter of fiscal 2001.

         Non-cash Compensation. In connection with the granting of stock options to employees during fiscal 2000 and fiscal 1999, Caldera recorded deferred compensation of $6.8 million and $3.1 million, respectively. During fiscal 2000 and fiscal 1999, Caldera amortized $5.2 million and $409,000, respectively, of deferred compensation. Caldera did not record any deferred compensation or amortization during fiscal 1998 as no stock options were granted during fiscal 1998.

Equity in Loss of Affiliate

         Caldera is accounting for its investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, Caldera recognizes its portion of the net income or net loss of Ebiz in its consolidated statement of operations. For the year ended October 31, 2000, Caldera recognized $224,339 in its statement of operations that represented its portion of Ebiz's net loss since the time of Caldera's equity investment. In addition, because Ebiz had a stockholders' deficit at the time of Caldera's investment, Caldera is amortizing on a straight-line basis, the difference between its portion of the Ebiz net stockholders' deficit and Caldera's basis in the Ebiz common stock. For the year ended October 31, 2000, Caldera recognized $162,656 in its statement of operations that represented this amortization. As of October 31, 2000, Caldera's net investment amounted to $4,957,325.

         Subsequent to October 31, 2000, Caldera's ownership interest in Ebiz has been diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, Caldera discontinued the use of the equity method of accounting for its investment in Ebiz. Caldera will account for the investment as an available-for-sale security in accordance with SFAS 115. Under SFAS 115, Caldera will carry its investment at fair market value using quoted trading prices and will record any unrecognized gains or losses as a component of other comprehensive income
(loss). At the date of the change, Caldera reduced the carrying value of its investment to approximately $1.4 million.

Other Income (Expense), net

         Other income (expense), net, which consists principally of interest expense, interest income and other income, was $5.5 million in fiscal 2000, ($228,000) in fiscal 1999 and ($1.1) million in fiscal 1998. The significant increase from net other expense in fiscal 1999 to net other income in fiscal 2000 was attributed to $3.2 million in total interest income earned on the proceeds from the Series B preferred stock offering and the initial public offering and a gain recognized on the sale of the electronic Linux marketplace assets. The decrease in net expense from fiscal 1998 to fiscal 1999 was primarily the result of decreased borrowings from the Predecessor. After the incorporation in fiscal 1998, Caldera entered into a secured convertible promissory note arrangement with its major stockholder. Caldera borrowed amounts during the last portion of fiscal 1998 and during fiscal 1999 under this agreement. These borrowings were converted into common stock through the exercise of the conversion feature in August 1999.

Income Taxes

         For fiscal years 2000, 1999 and 1998, Caldera's German subsidiary, Caldera Deutschland, GmbH, incurred income tax expense of $81,000, $35,000 and $34,000, respectively. As of October 31, 2000, Caldera had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $21.5 million that expire at various dates from 2018 to 2020. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of Caldera's net operating loss carryforwards if certain ownership changes have taken place or will take place. As of October 31, 2000, no such ownership changes had occurred.

         Caldera had deferred tax assets, including net operating loss carryforwards and other temporary differences between book and tax deductions, totaling approximately $15.4 million as of October 31, 2000. A valuation allowance in the amount of $15.3 million has been recorded as of October 31, 2000 as a result of uncertainties regarding the realizability of the deferred tax asset balance.

Dividends Related to Convertible Preferred Stock

         During the year ended October 31, 2000, the Company recorded preferred stock dividends of $12.3 million. The preferred stock dividends were comprised of (i) a warrant that was sold to Egan-Managed Capital, an investor in the Company's Series B preferred stock, by Canopy and (ii) a beneficial conversion feature related to the issuance of 5.0 million shares of Series B convertible preferred stock. The estimated fair market value of the warrant was determined to be $2.3 million using the Black-Scholes option-pricing model, and the value of the beneficial conversion feature was determined to be $10.0 million.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from Caldera's unaudited consolidated financial statements, which, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report. Caldera has experienced, and expects to continue to experience, fluctuations in operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                                                      Quarter Ended
                           ---------------------------------------------------------------------------------------------------
                            Jan. 31,    April 30,    July 31,     Oct. 31,     Jan. 31,     April 30,    July 31,     Oct. 31,
                             1999         1999         1999         1999         2000         2000         2000         2000
                           --------     --------     --------     --------     --------     --------     --------     --------
                                                                        (unaudited)
                                                                        (in thousands)
Revenue
  Software and related
      products             $    508     $    482     $  1,008     $    775     $    395     $  1,123     $    631     $    845
  Services                       30           62           87           98          158          238          557          327
                           --------     --------     --------     --------     --------     --------     --------     --------
Total revenue              $    538     $    544     $  1,095     $    873     $    553     $  1,361     $  1,188     $  1,172
                           ========     ========     ========     ========     ========     ========     ========     ========

FLUCTUATIONS IN QUARTERLY RESULTS

         Historically, Caldera has experienced substantial fluctuations in revenue from period to period relating to the introduction of new products and new versions of existing products. Upon announcement of an expected release date for new products or upgrades, Caldera often experiences a significant decrease in sales of existing products. Additionally, Caldera often experiences the strongest sales for a new product during the first 30 days after its introduction as it fills advance orders from its distribution partners.

         Our software and related products revenue decreased slightly in the quarter ended April 30, 1999 from the quarter ended January 31, 1999 due to the timing of the release of version 2.2 of OpenLinux, which occurred in late April 1999. As a result of the version 2.2 release, software revenue for the quarter ended July 31, 1999 increased significantly from the prior quarter. Software and related products revenue during the quarter ended October 31, 1999 decreased from the prior quarter in spite of the release of version 2.3 of OpenLinux in September 1999. Sales of version 2.3 were lower than sales of version 2.2 due to version 2.3 including only minor enhancements from version 2.2. The lower sales of version 2.3 continued into the quarter ended January 31, 2000, which resulted in a decrease in software revenue during the quarter ended January 31, 2000 from the prior quarter. Caldera released eDesktop 2.4 during the quarter ended April 30, 2000, and consequently revenue increased from the prior quarter. Caldera did not have a new release during the quarter ended July 31, 2000 when our revenue decreased from the prior quarter. Product revenue did increase during the quarter ended October 31, 2000 from the prior quarter even though a new product release was not made.

         Services revenue has increased consistently from fiscal 1999 through July 31, 2000 as Caldera has increased its education and training-related offerings, as well as support and consulting services. Services revenue during the quarter ended October 31, 2000 decreased from the prior quarter as Caldera did not have a Linux training program during the current quarter, but anticipates the training program to occur again during the first quarter of fiscal 2001. Caldera has also increased personnel to promote its services offerings.

         Caldera has incurred operating losses since inception and may never achieve profitability in the future. Management believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, many of which are beyond its control. Factors that may affect quarterly results include:

      - the interest level of electronic solution providers in recommending Caldera's Linux business solutions to end users;

      - the introduction, development, timing, competitive pricing and market acceptance of Caldera's products and services and those of its competitors;

      - changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux environment in particular;

      -  the magnitude and timing of marketing initiatives;

      - changing business attitudes toward Linux as a viable operating system alternative to other competing systems;

      - the maintenance and development of Caldera's strategic relationships with technology partners and solution providers;

      -  the attraction, retention and training of key personnel; and

      -  Caldera's ability to manage our anticipated growth and expansion

         As a result of the factors listed above and elsewhere in the "Risk Factors" section of this Form 10-K, it is possible that in some future periods Caldera's results of operations may fall below management's expectations as well as the expectations of public market analysts and investors. In addition, Caldera plans to significantly increase operating expenses to expand sales and marketing, administration, consulting and training, maintenance and technical support and research and development groups. If revenue falls below management's expectations in any quarter and Caldera is unable to reduce spending quickly in response, operating results would be lower than expected.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception as a separate legal entity in August 1998, Caldera has funded its operations primarily through loans from its major stockholder and through sales of common and preferred stock.

         As of October 31, 2000, Caldera had cash and cash equivalents of $36.6 million and working capital of $88.7 million. Increases in cash and cash equivalents and working capital from October 31, 1999 were the result of net proceeds received from the Series B preferred stock offering completed in January 2000, net proceeds received from the initial public offering completed in March 2000 and the sale of Lineo, Inc., common stock to Metrowerks Holdings in September 2000. These increases in cash and cash equivalents have been partially offset by cash used in operations, investments in available-for-sale securities, a $2.0 million cash investment in Evergreen Internet, Inc., and a $3.0 million cash investment in Ebiz.

         Net cash used in operations during the year ended October 31, 2000 was $21.8 million. Cash used in operations was primarily attributed to the net loss of $26.9 million. Caldera also paid $1.25 million to Sun Microsystems, Inc. for certain rights to license software. These uses of cash were partially offset by non-cash charges for the amortization of deferred compensation of $5.2 million and depreciation and amortization of $580,000. Net cash used in operating activities was $7.6 million in fiscal 1999 and $5.1 million in fiscal 1998. Cash used in operating activities was primarily attributed to the net loss of $9.4 million in fiscal 1999 and $8.0 million in fiscal 1998 offset by non-cash expenses and changes in working capital.

         Investing activities have historically consisted of purchases of property and equipment and certain intangible assets, investments in strategic partners as well as a $15.0 million payment during fiscal 1999 to the Predecessor, in connection with the reorganization of the Predecessor and Caldera's own incorporation. During the year ended October 31, 2000, cash used in investing activities was $47.0 million, of which $102.0 million was used to purchase available-for-sale securities to maximize the yield on available cash balances. Additionally, during the year ended October 31, 2000, Caldera invested $2.0 million in the common stock of Evergreen Internet, Inc., a strategic partner, paid $3.0 million to Ebiz Enterprises, Inc. for 3.0 million shares of common stock and $1.4 million for property and equipment. Capital expenditures totaled $587,000 in fiscal 1999 and $170,000 in fiscal 1998. Additionally, Caldera invested $80,000 in certain intangible technology during fiscal 1999. Historically, the acquisition of property and equipment has been primarily through cash purchases. Management anticipates that Caldera will experience an increase in the level of capital expenditures, lease commitments and investment activities as Caldera grows its operations and completes the acquisition of the server software and professional services groups.

         Financing activities provided $105.3 million during the year ended October 31, 2000. The primary sources of cash during the year ended October 31, 2000 included net proceeds of $29.8 million received in connection with the Series B preferred stock financing completed in January 2000 and net proceeds of $71.8 million received in connection with the initial public offering in March 2000. Caldera also received $3.0 million from a stock subscription receivable.

         Financing activities provided $23.3 million in fiscal 1999 and $4.9 million in fiscal 1998. During fiscal 1999, cash provided by financing activities consisted primarily of $15.5 million of equity funding received from The Canopy Group and $3.0 million of equity funding from MTI Technology Corporation. Additionally, Caldera received $4.8 million from The Canopy Group under a secured convertible promissory note agreement that accrued interest at the prime rate less one-half percent that was calculated at 7.25 percent. Caldera accrued $88,000 in interest associated with these borrowings. These proceeds plus accrued interest were converted to equity during fiscal 1999. In fiscal 1998, cash provided by financing activities consisted primarily of $4.4 million additional borrowings from The Canopy Group that accrued interest at rates ranging from 8.00 percent to 8.50 percent based on the prime rate. Caldera accrued $882,000 in interest associated with these borrowings. Caldera also received $519,000 in equity funding from The Canopy Group upon its incorporation.

         In conjunction with the signing of the reorganization agreement, Caldera agreed to advance the $7 million cash portion of the purchase price for the server and professional services groups in the form of a promissory note that matures on either of the closing of the combination or the date of termination of the reorganization agreement. The loan was made on January 26, 2001. If the combination closes, the loan will be treated by Caldera and SCO as the cash portion of the consideration to SCO for the server and professional services groups. The loan is secured by a first priority security interest in all of SCO's assets and is convertible at Caldera's option into SCO common stock at a price per share of $2.44, the closing price of SCO's common stock on January 26, 2001.

         As of October 31, 2000, Caldera had no outstanding debt obligations. As of October 31, 1999, Caldera had only one debt arrangement for approximately $9,500. As of that date, Caldera had no other bank or other borrowing arrangements in place.

         Caldera's accounts receivable balance increased from $670,000 as of October 31, 1999 to $1.5 million as of October 31, 2000, an increase of $874,000. The increase in accounts receivable relates to an increase in international sales of Caldera's products, which historically have had longer collection cycles than domestic customers. The allowance for doubtful accounts increased from $90,000 as of October 31, 1999 to $312,000 as of October 31, 2000, an increase of $222,000. As a percentage of total accounts receivable, the allowance increased from 11.8 percent as of October 31, 1999 to 16.8 percent as of October 31, 2000, as Caldera increased its general provision for uncollectable accounts as a result of concerns related to certain past due accounts.

         The accrued sales returns and other allowances balance increased from $169,000 as of October 31, 1999 to $364,000 as of October 31, 2000, an increase of $195,000. The increase was to provide for estimated future returns of products by Caldera's distributors, which were subject to return and stock rotation rights. No unusual provisions or modifications were made to the accrued sales returns and other allowances accounts as of October 31, 2000.

         On September 15, 2000, Caldera sold to Ebiz the rights, title and interest in and to all of the intellectual property and assets comprising Caldera's Electronic Linux Marketplace (the "ELM Assets"). Caldera transferred assets with a net book value of $38,000 as well as cash of $3,000,000 for 4,000,000 shares of Ebiz common stock with an estimated fair value of $6,400,000. Caldera may also receive up to 4,000,000 additional shares of Ebiz common stock, depending on the amount of gross revenue generated by the ELM Assets during the twelve-month period ending December 15, 2001. Immediately after the closing of the transaction, Caldera owned approximately 31 percent of the outstanding voting shares of Ebiz. On an ongoing basis, Caldera will account for its investment in Ebiz using the equity method of accounting. As a result, Caldera will include its proportional share of Ebiz' net income or loss in Caldera's results of operations.

         Management believes that its current cash and cash equivalents and available-for-sale securities will be sufficient to meet capital expenditures and working capital requirements for at least the next twelve months. However, Caldera may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complimentary businesses or technologies or respond to unanticipated requirements. Management cannot assure you that additional funding will be available in amounts or on terms acceptable to Caldera. If sufficient funds are not available or are not available on acceptable terms, the ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as amended, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect this statement to have a material impact on our results of operations, financial position or liquidity.

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 during the first quarter of fiscal year 2001. The adoption of SAB 101 will not have a material impact on the Company's results of operations, financial position or liquidity.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25")". This interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Caldera's products and services are primarily developed in the United States and marketed in North America, and to a lesser extent in Europe and Asia/Pacific regions. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of the Caldera's revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make its Linux products less competitive in foreign markets.

FOREIGN CURRENCY RISK

         Caldera's German subsidiary, Caldera Deutschland, GmbH, performs research and development activities. This subsidiary is currently Caldera's only foreign operation. To date, foreign currency fluctuations have had little effect on Caldera's business because only its German subsidiary's contracts, payables and receivables are denominated in a foreign currency. As of October 31, 2000, the assets of Caldera Deutschland were approximately $943,000. All other transactions of Caldera's business are denominated in the U.S. dollar. As time passes and as management sees fit, more transactions in Europe and Asia may be denominated in local currencies. As Caldera expands operations in Europe and Asia, management will continue to evaluate its foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. Management has not revised its current business practices to conform to Europe's conversion to the euro. Caldera has not modified any of its products to address Europe's conversion to the euro. Additionally, Caldera has not engaged in any foreign currency hedging activities.

         Caldera is aware of the issues associated with the new European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the subsequent two years, business in the EMU member states will have been conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. Caldera has not yet determined all of the costs related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on Caldera's business, operating results and financial condition.

         Because the EMU member states fixed the value of their respective national currencies to the Euro, the dispositive exchange rate for determining the effects of foreign currency fluctuation on the results of operations of a U.S. company earning significant revenues from Europe is the U.S. dollar-Euro exchange rate. The overall trend since the adoption of the Euro in January 1999 has been a devaluation compared to the U.S. dollar. Historically, Caldera has not been materially effected by fluctuations in the U.S. dollar-Euro exchange rates because the level of activity denominated in Euros has not been significant.

INTEREST RATE RISK

         The primary objective of Caldera's cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities that Caldera invests in may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, Caldera will invest in a broad range of short-term fixed income securities with varying maturities. As of October 31, 2000, available-for-sale securities included money market instruments, tax-exempt municipal funds, notes, and bonds, and US government security backed instruments. Caldera does not borrow money for short-term investment purposes.

INVESTMENT RISK

         Caldera has invested in equity instruments of privately held and public companies for business and strategic purposes. Investments in privately held companies are included under the caption Investments in the consolidated balance sheet and are accounted for under the cost method as Caldera's ownership is less than 20 percent and Caldera is not able to exercise influence over operations. Caldera's only investment to date in a public Company is in Ebiz, which is recorded as Equity Investment in Affiliate. Caldera's investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. To date, no such impairment losses have been recorded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

                   Index to Consolidated Financial Statements


                                                                                                              PAGE
                                                                                                              ----

CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Accountants                                                                           47
   Consolidated Balance Sheets                                                                                 48
   Consolidated Statements of Operations and Comprehensive Loss                                                49
   Consolidated Statements of Stockholders' Equity                                                             50
   Consolidated Statements of Cash Flows                                                                       51
   Notes to Consolidated Financial Statements                                                                  53

FINANCIAL STATEMENT SCHEDULES:
   Report of Independent Accountants on Financial Data Schedule                                                79
   II - Valuation and Qualifying Accounts for each of the three years in the period ended October 31,
     2000                                                                                                      80

SUPPLEMENTARY FINANCIAL DATA:
   Quarterly Financial Data (unaudited) for each of the two years ended October 31, 2000 and 1999              81

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Caldera Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Caldera Systems, Inc. (a Delaware corporation), the carved-out portion of Caldera, Inc. (a Utah corporation) and their subsidiary as of October 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caldera Systems, Inc., the carved-out portion of Caldera, Inc. and their subsidiary as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

Salt Lake City, Utah
December 5, 2000
(except with respect to Note 15, as to
  which the date is January 26, 2001)

                      CALDERA SYSTEMS, INC., THE CARVED-OUT
                  PORTION OF CALDERA, INC AND THEIR SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                          October 31,       October 31,
                                                                             2000              1999
                                                                        -------------      -------------
                                 ASSETS


CURRENT ASSETS:
    Cash and cash equivalents                                           $  36,560,267      $     121,989
    Available-for-sale securities                                          54,179,307                 --
    Accounts receivable, net of allowance for doubtful accounts of
      $312,300 and $90,000, respectively                                    1,544,526            670,043
    Stock subscription receivable                                                  --          1,500,000
    Other receivables                                                              --            375,000
    Inventories                                                               389,438            169,409
    Other current assets                                                    1,310,173             33,524
                                                                        -------------      -------------
      Total current assets                                                 93,983,711          2,869,965
                                                                        -------------      -------------

PROPERTY AND EQUIPMENT:
    Computer equipment                                                      1,321,806            609,665
    Furniture and fixtures                                                  1,097,048            675,181
    Leasehold improvements                                                    342,015             86,973
                                                                        -------------      -------------
                                                                            2,760,869          1,371,819
    Less accumulated depreciation and amortization                         (1,171,549)          (652,399)
                                                                        -------------      -------------
      Net property and equipment                                            1,589,320            719,420
                                                                        -------------      -------------

INVESTMENTS IN NON-MARKETABLE SECURITIES:
    Affiliate                                                               1,179,704                 --
    Non-affiliates                                                          3,999,497                 --
                                                                        -------------      -------------
                                                                            5,179,201                 --
                                                                        -------------      -------------

EQUITY INVESTMENT IN AFFILIATE                                              4,957,325                 --
                                                                        -------------      -------------

OTHER ASSETS, net                                                           1,808,746            124,430
                                                                        -------------      -------------

      Total assets                                                      $ 107,518,303      $   3,713,815
                                                                        =============      =============



                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable                                                    $   2,414,359      $   1,309,255
    Payable to The Santa Cruz Operation                                       898,026                 --
    Accrued liabilities                                                     1,300,890            623,057
    Accrued sales returns and other allowances                                363,928            169,000
    Deferred revenue                                                          326,330             38,080
    Current portion of long-term debt                                              --              3,698
    Related party payables                                                         --             48,933
                                                                        -------------      -------------
      Total current liabilities                                             5,303,533          2,192,023
                                                                        -------------      -------------

LONG-TERM DEBT, net of current portion                                             --              5,762
                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 25,000,000 shares authorized                --                 --
    Common stock, $0.001 par value; 75,000,000 shares authorized,
      39,444,457 and 26,607,329 shares outstanding, respectively               39,444             26,607
    Additional paid-in capital                                            155,649,244         16,160,312
    Stock subscription receivable                                                  --         (1,500,000)
    Deferred compensation                                                  (3,714,720)        (2,734,934)
    Accumulated comprehensive income (loss)                                   299,456             (4,365)
    Accumulated deficit                                                   (50,058,654)       (10,431,590)
                                                                        -------------      -------------
      Total stockholders' equity                                          102,214,770          1,516,030
                                                                        -------------      -------------

      Total liabilities and stockholders' equity                        $ 107,518,303      $   3,713,815
                                                                        =============      =============




          See accompanying notes to consolidated financial statements

                      CALDERA SYSTEMS, INC., THE CARVED-OUT
                  PORTION OF CALDERA, INC. AND THEIR SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                                                   Year Ended October 31,
                                                                           2000               1999              1998
                                                                       ------------      ------------      ------------
REVENUE:
    Software and related products                                      $  2,993,489      $  2,772,878      $  1,057,088
    Services                                                              1,280,834           277,429                --
                                                                       ------------      ------------      ------------
      Total revenue                                                       4,274,323         3,050,307         1,057,088
                                                                       ------------      ------------      ------------

COST OF REVENUE:
    Software and related products                                         2,062,724         2,388,601         1,016,682
    Services                                                              1,958,612           537,877                --
    Write-off of prepaid royalties                                               --                --         1,381,695
                                                                       ------------      ------------      ------------
      Total cost of revenue                                               4,021,336         2,926,478         2,398,377
                                                                       ------------      ------------      ------------

GROSS MARGIN (DEFICIT)                                                      252,987           123,829        (1,341,289)
                                                                       ------------      ------------      ------------

OPERATING EXPENSES:
    Sales and marketing (exclusive of non-cash compensation of
      $1,969,903, $177,050 and $0, respectively)                         14,753,756         4,767,508         2,223,814
    General and administrative (exclusive of non-cash compensation
        of $2,099,623, $129,176 and $0, respectively)                     6,429,874         1,748,087         1,798,872
    Research and development (exclusive of non-cash compensation
      of $1,146,490, $103,070 and $0, respectively)                       4,954,354         2,302,302         1,489,041
    SCO cost-sharing arrangement                                            898,026                --                --
    Non-cash compensation                                                 5,216,016           409,296                --
                                                                       ------------      ------------      ------------
      Total operating expenses                                           32,252,026         9,227,193         5,511,727
                                                                       ------------      ------------      ------------

LOSS FROM OPERATIONS                                                    (31,999,039)       (9,103,364)       (6,853,016)
                                                                       ------------      ------------      ------------

EQUITY IN LOSS OF AFFILIATE                                                (386,995)               --                --
                                                                       ------------      ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense                                                             --          (225,657)       (1,081,179)
    Interest income                                                       3,237,798             2,512                --
    Gain on sale of assets to Ebiz, Inc.                                  2,306,357                --                --
    Other (expense) income, net                                                (478)           (5,304)            4,838
                                                                       ------------      ------------      ------------
      Other income (expense), net                                         5,543,677          (228,449)       (1,076,341)
                                                                       ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                                (26,842,357)       (9,331,813)       (7,929,357)

PROVISION FOR INCOME TAXES                                                  (81,141)          (34,775)          (33,780)
                                                                       ------------      ------------      ------------

NET LOSS                                                               $(26,923,498)     $ (9,366,588)     $ (7,963,137)
                                                                       ============      ============      ============

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK                       $(12,252,717)     $         --      $         --
                                                                       ============      ============      ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $(39,176,215)     $ (9,366,588)     $ (7,963,137)
                                                                       ============      ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                            $      (1.19)     $      (0.51)     $      (0.50)
                                                                       ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               32,922,135        18,457,543        16,000,000
                                                                       ============      ============      ============

OTHER COMPREHENSIVE LOSS:
    Net loss attributable to common stockholders                       $(39,176,215)     $ (9,366,588)     $ (7,963,137)
    Unrealized gain on available-for-sale securities                        356,419                --                --
    Foreign currency translation adjustments                                (52,598)           (8,356)            3,991
                                                                       ------------      ------------      ------------
COMPREHENSIVE LOSS:                                                    $(38,872,394)     $ (9,374,944)     $ (7,959,146)
                                                                       ============      ============      ============


          See accompanying notes to consolidated financial statements

                    CALDERA SYSTEMS, INC., AND THE CARVED-OUT
                  PORTION OF CALDERA, INC. AND THEIR SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Convertible                                   Additional
                                                                  Preferred Stock            Common Stock          Paid-in
                                                                Shares       Amount       Shares       Amount      Capital
                                                             ------------  ----------   ----------   ----------  -------------
Balance, October 31, 1997                                             --   $       --           --   $       --     $       --

Debt funding and related accrued interest
  applicable to carved-out operations of
  Caldera, Inc.                                                       --           --           --           --             --

Net loss applicable to carved-out operations
  of Caldera, Inc.                                                    --           --           --           --             --

Incorporation of Caldera Systems, Inc. and
  issuance of common shares to majority stock-
  holder for cash and note receivable                                 --           --   16,000,000       16,000     20,912,848

Distribution to Caldera, Inc. for amount paid in
  excess of the net book value of assets received in
  reorganization                                                      --           --           --           --    (19,160,155)

Cumulative translation adjustment                                     --           --           --           --             --

Net loss for the period subsequent to
  incorporation                                                       --           --           --           --             --
                                                             ------------  ----------   ----------   ----------  -------------

Balance, October 31, 1998                                             --           --   16,000,000       16,000      1,752,693

Conversion of promissory note and accrued
  interest to common shares at $ 1.00 per share                       --           --    5,273,974        5,274      5,268,700

Issuance of common shares for cash and stock
  subscription receivable at $1-13 per share                          --           --    5,333,333        5,333      5,994,667

Issuance of common shares upon exercise of
  stock options at $1.00 per share                                    --           --           22           --             22

Cumulative translation adjustment                                     --           --           --           --             --

Deferred compensation related to stock option
  grants                                                              --           --           --           --      3,144,230

Amortization of deferred compensation                                 --           --           --           --             --

Net loss                                                              --           --           --           --             --
                                                             ------------  ----------   ----------   ----------  -------------

Balance, October 31, 1999                                             --           --   26,607,329       26,607     16,160,312

Conversion of common shares to Series A
  convertible preferred shares                                 6,596,146        6,596   (6,596,146)      (6,596)            --

Issuance of Series B convertible preferred
  shares for cash at $6.00 per share, net                      5,000,000        5,000           --           --     29,785,674

Dividend related to Series B convertible
  preferred shares                                                    --           --           --           --     10,000,000

Dividend related to stock warrant                                     --           --           --           --      2,252,717

Issuance of common shares upon exercise of stock
  options at prices ranging from $1.00 - $6.00  per share             --           --      452,132          452        531,673

Issuance of common shares under employee stock
  purchase program at $2.98 per share                                 --           --       61,807           62        183,814

Issuance of common shares in exchange for
  investments                                                         --           --      306,356          306      2,450,040

Distribution to majority stockholder for acquired
  license rights                                                      --           --           --           --             --

Issuance of common shares in exchange for investment in
  Lineo, Inc. and distribution to majority stockholder
  for fair value of shares issued in excess of the carry
  over basis of investment                                            --           --    1,250,000        1,250      9,998,750

Capital contribution from majority stockholder
  of Lineo, Inc., recorded at carryover basis                         --           --           --           --      1,966,173

Sale of common shares of Lineo, Inc. at $7.50 per
  share                                                               --           --           --           --      4,213,531

Issuance of common shares for services                                --           --       16,833           17        134,647

Conversion of preferred shares to common shares              (11,596,146)     (11,596)  11,596,146       11,596             --

Issuance of common shares for cash in an initial
  public offering at $14.00 per share                                 --           --    5,750,000        5,750     71,776,111

Reclassification of stock subscription receivable
  due to subsequent receipt of cash                                   --           --           --           --             --

Deferred compensation related to stock option
  grants                                                              --           --           --           --      5,370,605

Amortization of deferred compensation                                 --           --           --           --             --

Compensation expense for modifications made
  to certain option grants                                            --           --           --           --        825,197

Cumulative translation adjustment                                     --           --           --           --             --

Unrealized gain on available for sale
  securities                                                          --           --           --           --             --

Net loss                                                              --           --           --           --             --
                                                             ------------  ----------   ----------   ----------  -------------

Balance, October 31, 2000                                             --   $       --   39,444,457   $   39,444   $155,649,244
                                                             ============  ==========   ==========   ==========  =============
                                                                     Stock                   Accumulated
                                                                 Subscription  Deferred     Comprehensive
                                                                  Receivable  Compensation  Income (Loss)    License Fee
                                                                 ------------ ------------  -------------   -------------
Balance, October 31, 1997                                         $       --   $       --   $          --   $          --

Debt funding and related accrued interest
  applicable to carved-out operations of
  Caldera, Inc.                                                           --           --              --              --

Net loss applicable to carved-out operations
  of Caldera, Inc.                                                        --           --              --              --

Incorporation of Caldera Systems, Inc. and
  issuance of common shares to majority stock-
  holder for cash and note receivable                                     --           --              --              --

Distribution to Caldera, Inc. for amount paid in
  excess of the net book value of assets received in
  reorganization                                                          --           --              --              --

Cumulative translation adjustment                                         --           --           3,991              --

Net loss for the period subsequent to
  incorporation                                                           --           --              --              --
                                                                  ----------  -----------   -------------   -------------

Balance, October 31, 1998                                                 --           --           3,991              --

Conversion of promissory note and accrued
  interest to common shares at $ 1.00 per share                           --           --              --              --

Issuance of common shares for cash and stock
  subscription receivable at $1-13 per share                      (1,500,000)          --              --              --

Issuance of common shares upon exercise of
  stock options at $1.00 per share                                        --           --              --              --

Cumulative translation adjustment                                         --           --          (8,356)             --

Deferred compensation related to stock option
  grants                                                                  --   (3,144,230)             --              --

Amortization of deferred compensation                                     --      409,296              --              --

Net loss                                                                  --           --              --              --
                                                                  ----------  -----------   -------------   -------------

Balance, October 31, 1999                                         (1,500,000)  (2,734,934)         (4,365)             --

Conversion of common shares to Series A
  convertible preferred shares                                            --           --              --              --

Issuance of Series B convertible preferred
  shares for cash at $6.00 per share, net                                 --           --              --              --

Dividend related to Series B convertible
  preferred shares                                                        --           --              --              --

Dividend related to stock warrant                                         --           --              --              --

Issuance of common shares upon exercise of stock
  options at prices ranging from $1.00 - $6.00  per share                 --           --              --              --

Issuance of common shares under employee stock
  purchase program at $2.98 per share                                     --           --              --              --

Issuance of common shares in exchange for
  investments                                                             --           --              --        (450,849)

Distribution to majority stockholder for acquired
  license rights                                                          --           --              --         450,849

Issuance of common shares in exchange for investment in
  Lineo, Inc. and distribution to majority stockholder
  for fair value of shares issued in excess of the carry
  over basis of investment                                                --           --              --              --

Capital contribution from majority stockholder
  of Lineo, Inc., recorded at carryover basis                             --           --              --              --

Sale of common shares of Lineo, Inc. at $7.50 per
  share                                                                   --           --              --              --

Issuance of common shares for services                                    --           --              --              --

Conversion of preferred shares to common shares                           --           --              --              --

Issuance of common shares for cash in an initial
  public offering at $14.00 per share                                     --           --              --              --

Reclassification of stock subscription receivable
  due to subsequent receipt of cash                                1,500,000           --              --              --

Deferred compensation related to stock option
  grants                                                                  --   (5,370,605)             --              --

Amortization of deferred compensation                                     --    4,390,819              --              --

Compensation expense for modifications made
  to certain option grants                                                --           --              --              --

Cumulative translation adjustment                                         --           --         (52,598)             --

Unrealized gain on available for sale
  securities                                                              --           --         356,419              --

Net loss                                                                  --           --              --              --
                                                                  ----------  -----------   -------------   -------------

Balance, October 31, 2000                                         $       --  $(3,714,720)  $     299,456   $          --
                                                                  ==========  ===========   =============   =============
                                                                                 Caldera, Inc.'s
                                                                                    Equity in
                                                                   Accumulated     Carved-out
                                                                     Deficit       Operations
                                                                  -------------  ---------------
Balance, October 31, 1997                                         $          --   $   2,319,393

Debt funding and related accrued interest
  applicable to carved-out operations of
  Caldera, Inc.                                                              --       5,347,435

Net loss applicable to carved-out operations
  of Caldera, Inc.                                                           --      (6,898,135)

Incorporation of Caldera Systems, Inc. and
  issuance of common shares to majority stock-
  holder for cash and note receivable                                        --              --

Distribution to Caldera, Inc. for amount paid in
  excess of the net book value of assets received in
  reorganization                                                             --        (768,693)

Cumulative translation adjustment                                            --              --

Net loss for the period subsequent to
  incorporation                                                      (1,065,002)             --
                                                                  -------------   -------------

Balance, October 31, 1998                                            (1,065,002)             --

Conversion of promissory note and accrued
  interest to common shares at $ 1.00 per share                              --              --

Issuance of common shares for cash and stock
  subscription receivable at $1-13 per share                                 --              --

Issuance of common shares upon exercise of
  stock options at $1.00 per share                                           --              --

Cumulative translation adjustment                                            --              --

Deferred compensation related to stock option
  grants                                                                     --              --

Amortization of deferred compensation                                        --              --

Net loss                                                             (9,366,588)             --
                                                                  -------------   -------------

Balance, October 31, 1999                                           (10,431,590)             --

Conversion of common shares to Series A
  convertible preferred shares                                               --              --

Issuance of Series B convertible preferred
  shares for cash at $6.00 per share, net                                    --              --

Dividend related to Series B convertible
  preferred shares                                                  (10,000,000)             --

Dividend related to stock warrant                                    (2,252,717)             --

Issuance of common shares upon exercise of stock
  options at prices ranging from $1.00 - $6.00  per share                    --              --

Issuance of common shares under employee stock
  purchase program at $2.98 per share                                        --              --

Issuance of common shares in exchange for
  investments                                                                --              --

Distribution to majority stockholder for acquired
  license rights                                                       (450,849)             --

Issuance of common shares in exchange for investment in
  Lineo, Inc. and distribution to majority stockholder
  for fair value of shares issued in excess of the carry
  over basis of investment                                           (9,999,999)             --

Capital contribution from majority stockholder
  of Lineo, Inc., recorded at carryover basis                                --              --

Sale of common shares of Lineo, Inc. at $7.50 per
  share                                                               9,999,999              --

Issuance of common shares for services                                       --              --

Conversion of preferred shares to common shares                              --              --

Issuance of common shares for cash in an initial
  public offering at $14.00 per share                                        --              --

Reclassification of stock subscription receivable
  due to subsequent receipt of cash                                          --              --

Deferred compensation related to stock option
  grants                                                                     --              --

Amortization of deferred compensation                                        --              --

Compensation expense for modifications made
  to certain option grants                                                   --              --

Cumulative translation adjustment                                            --              --

Unrealized gain on available for sale
  securities                                                                 --              --

Net loss                                                            (26,923,498)             --
                                                                  -------------   -------------

Balance, October 31, 2000                                         $ (50,058,654)  $          --
                                                                  =============   =============

          See accompanying notes to consolidated financial statements.

                      CALDERA SYSTEMS, INC., THE CARVED-OUT
                  PORTION OF CALDERA, INC. AND THEIR SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                                2000               1999              1998
                                                                            -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (26,923,498)    $  (9,366,588)    $  (7,963,137)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                               579,552           288,797           132,221
      Non-cash compensation                                                     5,216,016           409,296                --
      Equity in loss of affiliate                                                 386,995                --                --
      Gain on sale of assets to Ebiz, Inc.                                     (2,306,357)               --                --
      Issuance of common stock for services                                       134,664                --                --
      Accrued interest converted to equity                                             --           254,910         1,082,260
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                (874,483)         (518,497)          134,075
         Other receivables                                                        375,000          (375,000)               --
         Inventories                                                             (220,029)         (119,663)          281,936
         Other current assets                                                  (1,276,649)          143,081         1,617,138
         Other assets                                                              10,356           (10,097)          625,712
         Accounts payable                                                       1,056,171         1,044,050          (908,994)
         Accrued liabilities                                                      677,833           510,109           (59,496)
         Payable to The Santa Cruz Operation                                      898,026                --                --
         Accrued sales returns and other allowances                               194,928           115,000           (46,000)
         Deferred revenue                                                         288,250            38,080                --
                                                                            -------------     -------------     -------------
           Net cash used in operating activities                              (21,783,225)       (7,586,522)       (5,104,285)
                                                                            -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payment to Caldera, Inc. in asset acquisition                                 --       (14,963,826)               --
    Purchase of property and equipment                                         (1,443,416)         (587,375)         (169,764)
    Purchase of other long-lived assets                                                --           (80,000)               --
    Purchase of available-for-sale securities                                (101,989,203)               --                --
    Sale of available-for-sale securities                                      48,188,287                --                --
    Deferred acquisition costs                                                 (1,731,672)               --                --
    Sale of Lineo, Inc. common stock                                           15,000,000                --                --
    Acquisition of investment in affiliate                                     (3,000,000)               --                --
    Acquisition of investment in non-marketable security                       (2,000,000)               --                --
                                                                            -------------     -------------     -------------
           Net cash used in investing activities                              (46,976,004)      (15,631,201)         (169,764)
                                                                            -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from majority stockholder under convertible promissory note             --         4,819,000                --
    Borrowings from majority stockholder                                          300,000                --                --
    Repayment of borrowings from majority stockholder                            (300,000)               --                --
    Proceeds from long-term debt                                                       --            11,486                --
    Repayments of long-term debt                                                   (9,460)           (2,026)               --
    Borrowings from majority stockholder prior to reorganization                       --                --         4,429,065
    Proceeds from common shares upon incorporation                                     --        15,481,000           519,000
    Proceeds from sale of common stock, net of offering costs                  74,781,861         2,963,000                --
    Proceeds from sale of Series B convertible preferred stock, net of
           offering costs                                                      29,790,674                --                --
    Proceeds from sale of common stock through ESP program                        183,876                --                --
    Proceeds from exercise of common stock options                                532,125                22                --
                                                                            -------------     -------------     -------------
           Net cash provided by financing activities                          105,279,076        23,272,482         4,948,065
                                                                            -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           36,519,847            54,759          (325,984)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          (81,569)           (8,356)            3,991
CASH AND CASH EQUIVALENTS, beginning of year                                      121,989            75,586           397,579
                                                                            -------------     -------------     -------------
CASH AND CASH EQUIVALENTS, end of year                                      $  36,560,267     $     121,989     $      75,586
                                                                            =============     =============     =============


          See accompanying notes to consolidated financial statements.

                      CALDERA SYSTEMS, INC., THE CARVED-OUT
                  PORTION OF CALDERA, INC. AND THEIR SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                              Year Ended October 31,
                                                                                       2000             1999            1998
                                                                                   ------------     ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid for income taxes                                                  $     41,031     $         --    $         --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

    Issuance of common shares upon incorporation for
       Subscription receivable                                                     $         --     $         --    $ 15,481,000
       Note receivable from Caldera, Inc.                                          $         --     $         --    $  4,928,848

    Liabilities assumed in acquisition of assets from Caldera, Inc.                $         --     $         --         (36,174)

    Issuance of common shares for a note receivable                                $         --     $  3,000,000    $         --

    Issuance of common shares upon conversion of secured convertible promissory note payable to majority stockholder and related accrued
       interest                                                                    $         --     $  5,273,974    $         --

    Issuance of common shares and the acquisition of a license fee for
       non-marketable securities                                                   $  1,999,497     $         --    $         --

    Conversion of 6,596,146 shares of common stock to 6,596,146
       shares of Series A convertible preferred stock                              $      6,596     $         --    $         --

    Conversion of 6,596,146 shares of Series A convertible preferred stock and
       5,000,000 shares of Series B convertible preferred stock to 11,596,146
       shares of common stock                                                      $     11,596     $         --    $         --

    Dividends related to Series B convertible preferred stock                      $ 12,252,717     $         --    $         --

    Issuance of common shares in exchange for investment in Lineo, Inc.            $ 10,000,000     $         --    $         --

    Distribution to majority stockholder for fair value of shares issued in
       excess of the carryover basis of the investment in Lineo, Inc.              $ (9,999,999)    $         --    $         --

    Distribution to majority stockholder for license rights                        $   (450,849)    $         --    $         --

    Receipt of additional shares of Lineo, Inc. from majority stockholder          $  1,966,173     $         --    $         --

    Net book value of Electronic Linux Marketplace assets exchanged for
       equity investment in Ebiz, Inc.                                             $    (37,963)    $         --    $         --

          See accompanying notes to consolidated financial statements.

                      CALDERA SYSTEMS, INC., THE CARVED-OUT
                  PORTION OF CALDERA, INC AND THEIR SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

         Caldera Systems, Inc. ("Caldera"), which was incorporated as a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. Caldera began operations in 1994 as Caldera, Inc. (the "Predecessor"). The Predecessor developed and marketed Linux operating system software and related products.

         In July 1996, through an asset purchase, the Predecessor acquired an additional business line that was not engaged in developing and marketing Linux software and related products. The Predecessor subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement, dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software and related products to Caldera for $19,928,848. This amount was based upon the amount of funding that had been received by the Predecessor related to the Linux software business. The purchase price was paid as follows: a cash payment of $14,963,826 (8% interest bearing demand note) in fiscal year 1999, the assumption of $36,174 of liabilities, and the transfer of a note receivable due from the Predecessor in the amount of $4,928,848 (see below).

         Upon incorporation, Caldera agreed to issue 16,000,000 shares of common stock to The Canopy Group ("Canopy"), the majority stockholder of the Predecessor, in exchange for $20,928,848. Of this amount, $16,000,000 was paid in cash ($519,000 in fiscal year 1998 and $15,481,000 -- non-interest bearing -- in fiscal year 1999) and Canopy transferred to Caldera a note receivable from the Predecessor of $4,928,848.

         Since Canopy was the majority stockholder of the Predecessor and the sole stockholder of Caldera, this transaction has been accounted for as a reorganization of entities under common control with the assets and liabilities reflected at carry-over basis in a manner similar to pooling of interests. The accompanying consolidated financial statements include the carved-out operations of the Predecessor related to the Linux business through September 1, 1998, the date of the reorganization. The acquired assets and liabilities had a net book value of $768,693. The excess of the purchase price of $19,928,848 over the net book value of the assets acquired of $768,693 was charged to equity.

         The revenue of the carved-out operations of the Predecessor reflects actual revenue derived from Linux software sales and the expenses of the carved-out operations reflect actual expenses associated with the Linux business and an allocated portion of common expenses. The allocated common expenses consist primarily of rent, depreciation, interest and personnel benefits. Rent, depreciation and personnel benefits were allocated based upon headcount. Interest was allocated based upon borrowings related to the carved-out operations of the Predecessor. Management believes that the allocation methods used are reasonable.

         Prior to the reorganization, the net losses of the Predecessor were funded through loans and equity contributions from Canopy. The funding applicable to the carved-out operations has been reflected as a component of Caldera, Inc.'s Equity in Carved-out Operations included in the accompanying consolidated statements of stockholders' equity. This funding has been offset by the accumulated losses applicable to the carved-out operations.

         In connection with the reorganization, Caldera acquired a wholly owned subsidiary in Germany, Caldera Deutschland, GmbH ("Caldera GmbH") that performs research and development activities. Collectively, Caldera, the carved-out operations of the Predecessor and Caldera GmbH are referred to as the "Company."

         The Company develops, markets and supports Linux operating system software products and related services. The Company's strategy is to provide commercial products and services that enable the development, deployment and management of Linux-based specialized servers and Internet devices that extend the e-Business infrastructure. The Company sells and distributes its software and related products indirectly through distributors, value added resellers ("VARs"), original equipment manufacturers ("OEMs"), and system integrators and directly to end-user customers. These sales occur throughout the United States and in certain international locations.

         On August 1, 2000 and as amended on September 13, 2000 and December 12, 2000, Caldera, Caldera International, Inc. ("New Caldera"), and The Santa Cruz Operation ("SCO") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). As a result of the transactions proposed by the Reorganization Agreement (the "Reorganization"), (i) a newly formed, wholly owned subsidiary of New Caldera will be merged with and into Caldera, with Caldera being the surviving corporation, and all outstanding Caldera securities will be converted, on a share for share basis, into New Caldera securities having identical rights, preferences and privileges, with New Caldera assuming any and all outstanding options and other rights to purchase shares of capital stock of Caldera (with all such New Caldera securities issued to former Caldera security holders initially representing a fully-diluted equity interest in New Caldera equal to approximately 71.4 percent in New Caldera); (ii) SCO and certain of its subsidiaries will contribute to New Caldera, all of the capital stock held of certain contributed companies as well as certain assets of SCO, collectively representing the Server and Professional Services Groups of SCO, in consideration for the issuance by New Caldera to SCO of shares of common stock of New Caldera, $0.001 par value ("New Caldera Common Stock"); (iii) New Caldera will assume or replace all options to acquire common stock of SCO held by SCO employees (other than certain officers of SCO) hired or retained by Caldera and such options will be converted into options to purchase New Caldera Common Stock on a two SCO option for one New Caldera option basis (the "New Caldera Options"); and (iv) SCO will receive shares of New Caldera Common Stock (including shares reserved for New Caldera Options) representing in the aggregate a fully diluted equity interest in New Caldera equal to approximately
28.6 percent of New Caldera and $7 million in cash. In conjunction with the Reorganization Agreement, Canopy has agreed to loan $18 million to SCO and Caldera has advanced the $7 million cash payment to SCO subsequent to October 31, 2000 (see Note 15). If the Reorganization is not completed, SCO will be obligated to repay the advance. Assets of SCO will secure each of these loans.

         The Company is subject to certain risks including the uncertainty of market acceptance and demand for Linux related products and services, competition from larger, more established companies, short product life cycles, the Company's ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth.

(2) SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, other receivables and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates. The fair values of available-for-sale securities are determined using quoted market prices for these securities.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the carved-out operations of the Predecessor prior to Caldera's incorporation, Caldera and its wholly owned subsidiary, Caldera Deutschland GmbH ("Caldera GmbH"), after elimination of intercompany accounts and transactions.

FOREIGN CURRENCY TRANSLATION

         For purposes of consolidating the Caldera GmbH operations, the Company has determined the functional currency for the Caldera GmbH operations to be the German Mark. Accordingly, translation gains and losses are included as a component of comprehensive loss.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper or other short-term debt instruments.

AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities include investments in debt securities such as commercial paper, treasury notes and bonds. These investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. As of October 31, 2000, debt securities with maturity dates less than one year totaled approximately $38.2 million and investments with maturity dates ranging from one year to two years totaled approximately $16.0 million.

INVENTORIES

         Inventories consist primarily of completed products and raw materials. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2000 and 1999, inventories consisted of raw materials of approximately $201,800 and $79,400, respectively, and finished goods of approximately $187,600 and $90,000, respectively.

         Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Computer equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful life of the asset, typically three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the applicable lease.

         Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

CAPITALIZED SOFTWARE COSTS

         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended October 31, 2000, 1999 and 1998. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

OTHER ASSETS

         Other assets consist of deposits and purchased technology that is to be used in the development of the Company's current web-based products. The purchased technology is being amortized using the straight-line method over a period of two years. Other non-current assets consist primarily of deferred acquisition costs incurred through October 31, 2000 that are directly attributable to the pending reorganization with SCO. The deferred acquisition costs consist primarily of legal, accounting and human resource due diligence costs, legal, accounting and registration fees associated with obtaining shareholder approval and costs associated with obtaining a fairness opinion.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of October 31, 2000, the Company does not consider any of its long-lived assets to be impaired.

ACCRUED LIABILITIES

         As of October 31, 2000 and 1999, accrued liabilities consisted of the following:


                                                                    2000           1999
                                                                ------------    ------------

         Accrued vacation                                       $    319,863    $     98,425
         Accrued accounting, legal and annual report fees            205,000               -
         Accrued payroll and related costs                           200,887          45,284
         Post contract support                                       145,000          50,000
         Accrued marketing development funds                         119,993         172,900
         Foreign income taxes payable                                 78,808          30,139
         Other accrued liabilities                                   231,339         226,309
                                                                ------------    ------------
            Total accrued liabilities                           $  1,300,890    $    623,057
                                                                ============    ============

REVENUE RECOGNITION

         The Company generates revenue from software and related products sold indirectly through distributors and solutions providers and directly to end-users. The Company also generates services revenue from training royalties and tuition fees, consulting fees, and customer support fees. During fiscal 1998, all of the Company's revenue was derived from software offerings and related products such as shipments of incomplete box units or documentation materials.

         Revenue from the sale of software and related products is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEMs and VAR's require a binding purchase order. Sales to resellers for which payment is considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which the Company does not have historical experience are accounted for as consignments and the revenue is recognized once sell-through verification has been received and payments from customers become due. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of the Company's initial software sales is certain telephone and e-mail technical support services the Company provides at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, the Company accrues the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements are deferred and recognized over the period of the contract or as the services are provided.

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

         Sales to certain distributors are subject to agreements allowing for rights of return and price protection. Allowances for estimated future returns, price protection, stock rotations, and other customer incentives, are provided at the time of sale based on the Company's policies and historical experience. At October 31, 2000 and 1999, allowances for returns, price protection and stock rotations totaled approximately $363,900 and $169,000, respectively, and are reflected as a current liability in the accompanying consolidated balance sheets.

ROYALTY COSTS

         Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in prepaid expenses and recorded as cost of revenue when the related products are sold.

         During the years ended October 31, 1996 and 1997, the Company entered into royalty agreements with a supplier pursuant to which the Company prepaid royalties of approximately $2,055,000. During fiscal year 1998, the Company asserted that the supplier breached the terms of the royalty agreements and management determined that the remaining prepaid royalties, in the amount of $1,381,700, were impaired and accordingly were written off and classified as part of cost of revenue in the accompanying consolidated statement of operations for the year ended October 31, 1998. Management determined the asset was impaired because its value was tied to the intellectual property value of the licenses the Company had purchased. The vendor breached the terms of the contract in management's view, when it open sourced some of the related software. When the vendor decided to open source the software, the license the Company had purchased had no value in relation to that software. Additionally, the Company discontinued the development of a product related to the licensed software resulting in the complete impairment of the prepaid asset. Management further determined that any attempt to pursue legal action against the supplier would be costly and uncertain given the resources required to pursue such an action and the uncertainties related to interpreting the provisions of the royalty agreements.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist of the following: advertising, channel promotions, marketing development funds, promotional activities, public relations, trade shows and the salaries, commissions and related expenses of all personnel involved in the sales process. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expenses totaled approximately $1,508,200, $1,228,600 and $967,700 for the years ended October 31, 2000, 1999 and 1998, respectively.

         The Company has agreements with certain retailers whereby the Company issues a credit for certain marketing development activities initiated by the retailer that directly relate to the promotion of the Company's products. As of October 31, 2000 and 1999, the Company recorded an accrual of $120,000 and $172,900, respectively, for these costs.

INCOME TAXES

         The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectibility of all accounts receivable. As of October 31, 2000, four distributors accounted for approximately 35 percent of the gross accounts receivable balance. As of October 31, 1999, three distributors accounted for approximately 71 percent of the gross accounts receivable balance. As of October 31, 2000 and 1999, the allowance for bad debts was $312,300 and $90,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 during the first quarter of fiscal year 2001. The adoption of SAB 101 will not have a material impact on the Company's results of operations, financial position or liquidity.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25")." This interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, at which time it was adopted by the Company. The adoption of FIN 44 had no impact on the Company's results of operations, financial position or liquidity at the time of adoption.

COMPREHENSIVE INCOME (LOSS)

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements and unrealized gains on short-term investments. Comprehensive income (loss) consists of net loss, foreign currency translation adjustments and unrealized gain (loss) on available for sale securities and is presented in the accompanying consolidated statements of operations and comprehensive loss. The adoption of SFAS 130 had no impact on total stockholders' equity at the time of adoption.

NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share", and SAB No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock for periods during which they were outstanding. For the years ended October 31, 2000, 1999 and 1998, 6,326,247, 1,241,390 and 0 common share equivalents, respectively were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. For the year ended October 31, 1998, the 16,000,000 shares of common stock issued in the initial capitalization of Caldera were treated as outstanding for the entire fiscal year.

(3) INITIAL PUBLIC OFFERING

         On March 20, 2000, the Company completed the sale of an aggregate of
5.0 million shares of common stock at a price of $14.00 per share in its initial public offering. The offering was affected pursuant to a Registration Statement on Form S-1 (Registration No. 333-94351), which was declared effective on March 20, 2000 by the SEC. On April 17, 2000, the underwriters exercised there over allotment option for an additional 750,000 shares of our common stock at $14.00 per share.

         The Company received approximately $80.5 million in gross proceeds from this offering, of which approximately $5.6 million was paid to the underwriters and approximately $3.0 million was paid for direct offering expenses.

(4) OTHER RECEIVABLES

         Other receivables as of October 31, 1999 consisted of amounts due from two strategic partners that participated in a marketing program with the Company. The amounts received by the Company from the strategic partners have been applied against actual expenses incurred and have reduced the related sales and marketing expense of the Company. Aside from the collection of the short-term receivable balances, there are no other future commitments or consideration related to these arrangements.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

         The Company is accounting for each of these investments in non-marketable securities under the cost method, as the Company has no ability to exercise significant influence over any of the entities. The Company's management routinely assesses its investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred. As of October 31, 2000, the Company does not consider any of its investments to be impaired.

BUSINESS ALLIANCE WITH EVERGREEN INTERNET, INC.

         In January 2000, the Company and Evergreen Internet, Inc. ("Evergreen") entered into a master agreement which sets forth the terms and conditions of a business alliance. Evergreen and the Company agreed as follows: (i) Evergreen granted to the Company an original equipment manufacturer license permitting the bundling of certain of Evergreen's software products with the Company's software products in exchange for the Company paying royalties to Evergreen based on future sales; (ii) the Company and Evergreen will engage in joint development and integration of their respective software products; (iii) the Company and Evergreen will cooperate to create educational training courses for the combined products; (iv) the Company acquired 370,370 shares of common stock of Evergreen for $2,000,000 and Evergreen transferred an additional 222,222 shares of its common stock to the Company in exchange for 200,000 shares of the Company's common stock; and (v) the parties agreed to work together to identify new business solution opportunities for their joint products. On January 10, 2000, the Company paid the $2.0 million and issued 200,000 shares of common stock in exchange for the 592,592 shares of Evergreen's common stock.

         The Company and Evergreen have agreed to certain referral fees. If the Company enters into a support agreement with a customer that has been referred by Evergreen, the Company will pay a portion of the total contract to Evergreen as a referral fee. The remaining portion of the support agreement will be recorded as deferred revenue, and recognized ratably over the term of the agreement. The referral fees will be recorded as sales and marketing expenses as earned by Evergreen.

         The Company has recorded its investment in Evergreen at cost, based on the cash consideration paid by the Company and the estimated fair market value of the Company's common stock on the date of the agreement of $8.00 per share. The Company determined that the estimated fair value of the Company's common stock is more clearly evident of the value of the transaction since Evergreen is a privately owned company. In management's opinion, the consideration exchanged by the Company for the common shares of Evergreen was equal to the fair value of the shares acquired. Furthermore, in management's opinion the terms of the OEM arrangement and joint development and educational efforts are based on strategic rationales and the related transactions will be at arm's length. The Company currently intends on holding the shares indefinitely.

         The total investment of $3.6 million is included in the caption Investments in Non-marketable Securities - Non-affiliates in the accompanying October 31, 2000 consolidated balance sheet.

STOCK EXCHANGE AGREEMENT WITH TROLL TECH AS

         In December 1999, the Company and Canopy entered into an agreement with Troll Tech AS and its stockholders. Pursuant to the agreement, the Company acquired 159 shares of common stock of Troll Tech (approximately 2 percent of Troll Tech's outstanding common stock) in exchange for 106,356 shares of the Company's common stock and Canopy acquired 398 shares of common stock of Troll Tech in exchange for $1,000,000, payable in monthly installments of $100,000. The agreement also grants to Canopy and its affiliates certain license rights with respect to Troll Tech's software. Royalties will be paid based upon future sales of products by the Company. To date, the Company has not sold any products that incorporate Troll Tech's technology and has not paid any royalties to Troll Tech.

         The Company has recorded its investment in Troll Tech's common stock at $399,999, based on the cash price per share paid by Canopy. The Company determined that the cash price per share paid by Canopy is the most reliable evidence of the value of Troll Tech's common stock. The difference between the estimated fair value of the 106,356 shares of the Company's common stock at $8.00 per share of $850,848 and the $399,999 investment was recorded as a license fee. The license fee was classified as contra-equity and was subsequently reflected as a distribution to Canopy because the license rights were used by Canopy and its affiliates. The Company currently intends on holding the shares of Troll Tech indefinitely.

         The total investment of $399,999 is included in the caption Investments in Non-marketable Securities - Non-affiliates in the accompanying October 31, 2000 consolidated balance sheet.

LINEO, INC.

         In January 2000, the Company and Lineo, Inc. ("Lineo") entered into a stock purchase and sale agreement. Lineo is the successor entity to the operations of the Predecessor, which were not acquired by Caldera in the reorganization discussed in Note 1. As of January 2000, Lineo was majority owned by Canopy. Pursuant to the stock purchase agreement, the Company acquired 3,238,437 shares of common stock of Lineo (approximately 14 percent of Lineo's outstanding voting stock) in exchange for 1,250,000 shares of the Company's common stock.

         Because Lineo is also majority owned by Canopy, the investment in Lineo has been accounted for as a transaction between entities under common control with the transfer being reflected in the Company's financial statements at Lineo's carry over basis. At the date of the agreement, Lineo had a stockholders' deficit of which approximately $124,000 would be associated with the 14 percent interest the Company acquired. Accordingly, the investment was recorded at a nominal value of $1.00 because the Company does not have any obligation to provide additional funding to Lineo. The Company has recorded the estimated fair value of the shares of its common stock issued to Lineo at $10.0 million with the difference between the $10.0 million and the $1.00 investment recorded as a distribution to Canopy.

         On May 11, 2000, Canopy transferred 1,761,563 shares of Lineo's common stock held by Canopy to the Company. This transfer has been reflected as a capital contribution by Canopy at Lineo's carry over basis of $1,966,173. As a result of this transaction, the Company had a total of 5,000,000 shares of Lineo's common stock (approximately 14 percent of Lineo's outstanding voting stock).

         On August 31, 2000, the Company, Canopy and Metrowerks Holdings, Inc. ("Metrowerks"), an affiliate of Motorola, Inc., entered into a Stock Purchase and Sale Agreement whereby the Company and Canopy sold 2.0 million and 1.0 million shares, respectively, of common stock of Lineo, Inc. to Metrowerks at $7.50 per share. Prior to this transaction, Caldera, Canopy and Lineo had no relationship with Metrowerks; however, Motorola, Inc. is a preferred stockholder of Lineo. The Company received the $15.0 million net proceeds of the sale in October 2000.

         In conjunction with the sale of the common stock of Lineo, the Company also entered into a stockholder agreement by and among Canopy, Lineo, and certain other stockholders of Lineo that provides for a right of first refusal for the benefit of Metrowerks with respect to Lineo shares held by the Company and other Lineo stockholders. The Company has also agreed to indemnify Metrowerks for any damages sustained by Metrowerks as a result of breaches by the Company under the stock purchase and sale agreement and the stockholder agreement or for breaches by Lineo under a warrant agreement between Lineo and Metrowerks. The Company's indemnification obligation is limited to the amount of proceeds received by the Company in its sale to Metrowerks.

         The difference between the $7.50 per share and the Company's per share carrying value was recorded as a contribution to equity. The total investment of $1,179,704 is included in the caption Investments in Non-marketable Securities - Affiliate in the accompanying October 31, 2000 consolidated balance sheet.

(6) EQUITY INVESTMENT IN EBIZ ENTERPRISES, INC.

         On September 15, 2000, Caldera sold to Ebiz Enterprises, Inc. ("Ebiz") the rights, title and interest in and to all of the intellectual property and assets comprising Caldera's Electronic Linux Marketplace concept (the "ELM assets"). Caldera transferred assets with a net book value of $38,000 as well as cash of $3,000,000 for 4,000,000 shares of Ebiz common stock. Caldera may also receive up to 4,000,000 additional shares of Ebiz common stock, depending upon the amount of gross revenue generated by the ELM assets during the twelve-month period ending December 15, 2001. Immediately after the closing of the transaction, Caldera owned approximately 31 percent of the outstanding voting shares of Ebiz. Subsequent to Caldera's investment, additional shares of Ebiz common stock -- including 2,500,000 shares to Canopy -- were issued that reduced Caldera's ownership interest to approximately 17 percent.

         Caldera has accounted for its interest in Ebiz using the equity method of accounting due to its ability to exercise influence on Ebiz (see Note 15). Under the equity method, Caldera recognizes its portion of the net income or net loss of Ebiz in its consolidated statement of operations. For the year ended October 31, 2000, Caldera recognized $224,339 in its statement of operations that represented its portion of Ebiz's net loss. In addition, because Ebiz had a stockholders' deficit at the time of Caldera's investment, Caldera is amortizing on a straight-line basis, the difference between its investment and the amount of underlying equity in the net assets of Ebiz, which has been calculated as follows:


  Fair value of Ebiz shares received (4,000,000 shares at $1.60 per share)             $  6,400,000
  Less portion of gain deferred due to Caldera's continuing ownership interest           (1,055,680)
                                                                                      -------------
  Basis of recorded investment                                                            5,344,320
  Caldera's portion of Ebiz deficit                                                       1,162,000
                                                                                      -------------
                                                                                       $  6,506,320
                                                                                      =============


         Caldera has allocated this difference to goodwill and is amortizing this amount on a straight-line basis over five years. At the time of the investment, Ebiz had no other substantial identifiable intangible assets. For the year ended October 31, 2000, Caldera recognized $162,656 in its statement of operations that represented this amortization. The net investment of $4,957,325 is included in the caption Equity Investment in Affiliate in the accompanying October 31, 2000 consolidated balance sheet.

         Ebiz' common stock is currently traded on the Over-the-Counter Bulletin Board. On October 31, 2000, Ebiz common stock closed at approximately $0.88 per share. Caldera's carrying amount per share of Ebiz' common stock on October 31, 2000 was approximately $1.24 per share. Management believes that this decline in market value of the stock is not permanent in nature and resulted primarily from market conditions related to technology stocks and that Caldera's ability to recover the carrying amount of its investment has not been permanently impaired. Caldera will continue to evaluate the carrying amount of its investment in Ebiz on an ongoing basis and will record impairment charges as necessary from permanent impairment of its investment. Caldera has the intent and the wherewithal to hold its investment in Ebiz long term in order to recover the current decline in market value.

(7) BORROWINGS FROM CANOPY

SECURED CONVERTIBLE PROMISSORY NOTE PAYABLE

         In connection with the incorporation of Caldera, Caldera and Canopy entered into a Secured Convertible Promissory Note Agreement (the "Note Agreement") pursuant to which the Company could borrow up to $2,000,000, or such other greater amount as determined necessary, to fund ongoing operations. Interest accrued on borrowings under the Note Agreement at the prime rate, less one-half percent compounded annually, which was 7.25 percent. Borrowings under the Note Agreement were convertible to shares of Caldera's common stock at $1.00 per share, which was deemed to be the estimated fair market value of Caldera's common stock on September 1, 1998. Under the Note Agreement, the Company borrowed $4,819,000 during the year ended October 31, 1999. Additionally, accrued interest of $454,974 was incurred by the Company related to borrowings under the Note Agreement and the amount payable to the Predecessor for the assets acquired in the reorganization (see Note 1). On August 19, 1999, the principal borrowings and accrued interest were converted into 5,273,974 shares of common stock and the Note Agreement was cancelled.

SECURED PROMISSORY NOTE WITH CANOPY

         On December 29, 1999, Caldera entered into a Secured Promissory Note Agreement with Canopy under which the Company borrowed $300,000. Borrowings under this note bore interest at 9.5 percent per annum and were repaid in full during January 2000.

(8) STOCKHOLDERS' EQUITY

REINCORPORATION AS A DELAWARE CORPORATION

         On March 6, 2000, Caldera reincorporated in Delaware. The reincorporation into Delaware was effected by way of a merger with a newly formed Delaware subsidiary and the associated issuance of one share of common stock of the subsidiary for each share of common stock of the Company held by stockholders of record. Additionally, stockholders of record of Series A and Series B of the Company received shares of Series A and Series B preferred stock of the subsidiary. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to give effect to the reincorporation.

STOCK SPLIT

         On December 29, 1998, Caldera's board of directors approved a two-for-one stock split for holders of common stock. This stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

PREFERRED STOCK

         On December 30, 1999, the stockholders approved articles of amendment to the Company's articles of incorporation. The amended articles of incorporation authorized the Company to issue 25,000,000 shares of no par value preferred stock and 75,000,000 shares of no par value common stock. The Company's board of directors is authorized, without stockholder approval, to designate and determine the preferences, limitations and relative rights granted to or imposed upon each share of preferred stock which are not fixed by the amended articles of incorporation. The amended articles of incorporation designated 6,596,146 shares as Series A Convertible Preferred Stock ("Series A") and 5,000,000 shares as Series B Convertible Preferred Stock ("Series B").

         The Series A and B shares had initial stated values per share of $4.03 and $6.00, respectively, and ranked on parity with each other and prior to any other class or series of capital stock of the Company with respect to dividend rights, rights upon liquidation, winding up or dissolution, and redemption rights. The Series A and B shares were entitled to receive, when, as and if declared by the board of directors, cumulative and accruing preferential dividends at eight percent per annum, compounded annually, based on the stated value per share; provided, however, solely for dividend purposes the Series A stated value per share was deemed to be $6.00. Any holder of Series A or B shares could convert all or any shares of Series A or B into common shares and each share of Series A or B automatically converted into common shares immediately prior to the closing of a firm commitment underwritten public offering of at least $25,000,000, as defined. Each Series A and B share initially converted into one share of common stock. The holders of Series A and B shares were entitled to vote on all matters submitted to the stockholders of the Company, including the election of directors, together with the holders of common stock voting together as a single class. Each share of Series A and B was entitled to one vote for each share of common stock that would be issuable upon conversion of such share.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of Series A and B then outstanding would be entitled to receive, on a pari passu basis, out of the assets available for distribution to stockholders an amount equal to the greater of (i) the sum of (1) the respective stated value per share plus (2) an amount equal to all unpaid accruing dividends (whether or not declared) plus (3) any other dividends declared but unpaid, and (ii) the amount that such holder of Series A or B shares would hold had all shares of Series A and B been converted to common immediately prior to the liquidation, dissolution or winding up.

         In connection with the Company's initial public offering, all outstanding preferred stock was converted to common stock on March 20, 2000.

CONVERSION OF COMMON SHARES INTO SERIES A SHARES

         Prior to the offering of Series B shares discussed below, on December 30, 1999, the Company entered into a Conversion Agreement with its two major stockholders, Canopy and MTI Technology Corporation ("MTI"). These two stockholders held 99 percent of the outstanding shares of the Company's common stock at December 30, 1999. Pursuant to the Conversion Agreement, the Company converted 6,596,146 shares of outstanding common stock held by Canopy and MTI into 6,596,146 shares of Series A.

ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

         On December 30, 1999, the Company's board of directors authorized the issuance of 5,000,000 shares of Series B convertible preferred stock at $6 per share with the rights, preferences, privileges and restrictions as described above. On January 10, 2000, the 5,000,000 shares were sold for net proceeds of $29,790,674.

         Each share of Series B convertible preferred stock was immediately convertible to one share of common stock upon issuance. During the year ended October 31, 2000, the Company recorded a dividend related to the Series B convertible preferred stock in the amount of $10 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the conversion price of $6.00 per share and the estimated fair value of the common stock of $8.00 per share for financial reporting purposes based on the estimated price range for the Company's IPO. The Company's board of directors determined that the $6.00 per share price for the Series B preferred stock represented their estimate of the fair value of the Series B preferred stock at the time sold and that the Series B preferred shares were not issued for other consideration or goods and services.

         In connection with the preferred stock purchase agreements, the Company and the investors entered into a second amended and restated investor rights agreement (the "Rights Agreement") and a voting agreement. Pursuant to the voting agreement, the Company and the preferred stockholders established the composition of the Company's board of directors.

         Pursuant to the Rights Agreement, Canopy and MTI, the Series A preferred stockholders, and the investors in the Series B preferred stock (collectively the "Preferred Stockholders") have certain rights beginning six months following the closing of a qualified public offering with respect to registration of the common shares issued or issuable upon conversion of the Series A and Series B preferred shares in compliance with the Securities Exchange Act of 1934. The Preferred Stockholders have certain demand and piggyback rights that require the Company to use its best efforts to register the requested shares and/or permit the Preferred Stockholders to include shares in certain secondary offerings of the Company's common stock. The Company has agreed to bear all expenses in connection with any registration, other than underwriting discounts and commissions.

WARRANT AGREEMENT BETWEEN CANOPY AND SERIES B PREFERRED STOCKHOLDER

         In connection with the Series B preferred stock offering, Canopy and Egan-Managed Capital, L.P. ("EMC"), one of the investors in the Series B preferred stock offering, entered into an agreement wherein Canopy agreed to purchase the shares of Series B convertible preferred stock purchased by EMC if EMC did not receive a warrant in a satisfactory form to EMC to purchase 416,667 shares of the Company's common stock from Canopy. On March 13, 2000, Canopy sold to EMC a warrant for $10,000 to purchase 416,667 shares of the Company's common stock held by Canopy at $5.98 per share for a two-year period. Upon exercise of the warrant, all proceeds will be paid to Canopy. Since the sale of this warrant directly related to the issuance of the Series B preferred stock, the Company accounted for this transaction as if the Company had sold the warrant to EMC with an offsetting contribution to capital. Accordingly, the Company recorded the fair value of the warrant of $2,252,717, determined using the Black-Scholes option-pricing model, as a beneficial conversion feature reflected as a dividend related to the Series B preferred stock during the year ended October 31, 2000. Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $8.00 per share; risk-free interest rate of 6 percent; expected dividend yield of 0 percent; volatility of 118 percent; and expected exercise life of two years.

COMMON STOCK TRANSACTIONS

         Effective September 1, 1998, in connection with the initial capitalization of Caldera, Canopy purchased 16,000,000 shares of Caldera's common stock for $20,928,848. Of this amount, $16,000,000 was paid in cash ($519,000 in fiscal year 1998 and $15,481,000 in fiscal year 1999) and Canopy transferred to Caldera a note receivable from the Predecessor of $4,928,848. As of October 31, 1998, the Company had recorded the $15,481,000 to be received from Canopy as a stock subscription receivable and the purchase price and related accrued interest of $15,163,890 as a payable to Caldera, Inc. (see Note
1).

         At the time of incorporation, Canopy agreed to continue to fund the operations of the Company through a secured convertible promissory note (see
Note 7). The conversion terms of the secured promissory note allowed Canopy to convert the borrowings and accrued interest into common stock at a price of $1.00 per share, which was determined by the Company's board of directors to be the estimated fair market value of the Company's common stock on September 1, 1998, the date of the convertible promissory note agreement. In August 1999, Canopy elected to convert the outstanding principal borrowings and accrued interest into 5,273,974 shares of the Company's common stock.

         In July 1999, the Company negotiated with MTI, a publicly traded company which at the time was 50 percent owned by Canopy, to sell 5,333,333 common shares for $6,000,000, or $1.13 per share. The Company received $3,000,000 in cash at the time of closing and issued a note receivable for $3,000,000 that bore interest at the prime rate plus one percent (9 1/4 percent as of October 31, 1999). This note receivable was to be received in two installments of $1,500,000 due in January and July 2000. The Company negotiated to receive the initial installment of $1,500,000 in November 1999 in exchange for the Company agreeing to forego the interest component attached to the note receivable. As a result of this modification, the Company did not record any accrued interest in the consolidated balance sheet as of October 31, 1999. The $1,500,000 received in November 1999 and the $1,500,000 received in August 2000 has been reflected as current assets and contra-equity in the accompanying consolidated balance sheets as of October 31, 2000 and October 31, 1999. In connection with MTI's investment, the Company entered into an Investors' Rights Agreement with MTI and Canopy pursuant to which MTI received registration rights applicable to the stock acquired. This Investors' Rights Agreement was amended and superceded in connection with the Conversion Agreement and the offering of Series B preferred shares discussed above.

STOCK OPTION PLANS

         During fiscal year 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") that provided for the granting of nonqualified stock options to purchase shares of common stock. Under the 1998 Plan, the Company could grant up to 5,000,000 options to employees, non-employee members of the board of directors or consultants who provide services to the Company. Options granted under the 1998 Plan are subject to expiration and vesting terms as determined by a committee of the Company's board of directors. No options can expire more than ten years from the date of grant. The exercise price for the options may be paid in cash or in shares of the Company's common stock valued at fair market value on the exercise date. The options may also be exercised through a same-day sale program without any cash outlay by the optionee. At October 31, 2000, options to purchase 218,202 shares of common stock were available for future grants under the 1998 Plan.

         On December 1, 1999, the Company's board of directors approved the 1999 Omnibus Stock Incentive Plan (the "1999 Plan"), which is intended to serve as the successor equity incentive program to the 1998 Plan. The 1999 Plan initially increased the aggregate number of shares available for issuance under both plans to 6,700,000 and designated that 700,000 shares be used as director incentives. On March 10, 2000, the Company's board of directors authorized an additional 500,000 shares to be issued under the 1999 Plan and during July 2000 the board of directors approved an additional 2,300,000 shares to be issued under the 1999 Plan. The 1999 Plan allows for the grant of awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted shares, phantom stock and stock bonuses. Awards may be granted to individuals in the Company's employ or service.

         The 1999 Plan is administered by the compensation committee of the board of directors. This committee determines which eligible individuals are to receive awards under the 1999 Plan, the type of award to be made, the time or times when such awards are to be made, the number of shares subject to each such award, and the vesting schedule and the other terms to be in effect for the award.

         The exercise price for the options may be paid in cash, in shares of the Company's common stock valued at fair market value on the exercise date or by having the Company retain sufficient shares of common stock from shares which would be issuable upon the exercise of the option. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. To date, all options granted under the 1998 and 1999 Plans require the exercise price to be paid in cash. If future grants are made with a cashless exercise feature, the Company will be required to use variable plan accounting for those grants.

         Tandem stock appreciation rights may be issued under the 1999 Plan which will provide the holders with the election to surrender their outstanding options for a cash appreciation distribution from the Company equal to the fair market value of the vested shares subject to the surrendered option less the aggregate exercise price payable for such shares. In addition, the Company may issue stand-alone stock appreciation rights which will entitle the holder to receive a cash payment from the Company equal to the fair market value of the vested shares subject to the right less the base price for such right.

         Phantom stock awards will entitle the holder to receive in cash the fair market value of common stock on the vesting date.

         If the Company is acquired (whether by merger or asset sale) or there is a change in control (effected through an acquisition of 50% or more of the Company's voting stock or by proxy contest for the election of board members), options and stand-alone stock appreciation rights exercisable at that time will remain exercisable until their expiration, and options and stand-alone stock appreciation rights not exercisable at that time will expire. Also, if the Company is acquired or experiences a change in control, all restrictions on outstanding vested shares of restricted stock granted under the 1999 Plan will lapse, and all outstanding, unvested shares of such restricted stock will expire and be cancelled. Similarly, all outstanding, unvested shares of phantom stock will expire and be cancelled.

         On July 14, 2000, Caldera's board of directors approved an amendment to the 1999 Plan. This amendment allows the board to extend the exercise period after termination of service from 90 days to 120 days. The amendment also permits the exercise of options for up to 30 days after termination of service for cause. Through October 31, 2000, the board had granted the extended terms to line function employees and senior management employees who held a total of approximately 1.3 million options to purchase common shares. The modified shares had exercise prices ranging from $1.00 - $7.00 per share and the fair market value of Caldera's common stock ranged from $3.94 - $7.09 per share on the dates that modifications were made. The modifications to the exercise terms constitute a new measurement date in accordance with FIN 44 on the date the modifications were made. However, any compensation related to the modifications will only be recorded to the extent the option holders actually benefit from the modification. All modifications during fiscal 2000 did benefit the option holders due to their termination. Accordingly, compensation expense of approximately $640,000 was recorded during the fourth quarter of fiscal 2000 related to these option modifications.

         The July 14, 2000 amendment to the 1999 Plan also provides that in connection with a sale, change of control or liquidation of Caldera, Caldera or the acquiring entity may elect to cash out, convert to options of the acquiring entity or assume any vested options granted under the 1999 Plan. Additionally, non-vested shares shall terminate unless otherwise provided in the governing agreements or as determined by the compensation committee of the board of directors. The amendment also permits Caldera to grant shares of restricted stock and phantom stock that vest without regard to the satisfaction of pre-established performance goals.

         In addition, the board has approved amendments that will effect the following changes: (i) establish an automatic share increase feature pursuant to which the number of shares available for issuance under the 1999 Plan will automatically increase, beginning with the 2000 calendar year, as of November 1 of each year, by 3% of the total number of shares of common stock outstanding on the previous October 31st, and (ii) add a formula awards program pursuant to which directors of the Company will automatically be granted options to purchase shares of common stock at specified times, including an option to purchase 100,000 shares of common stock on the date of the annual stockholders meeting during each even numbered calendar year beginning in 2004. All amendments are subject to approval by the stockholders of Caldera.

         During September and October 2000, the Company approved the accelerated vesting of stock options for certain employees who were terminated as a result of the sale of the ELM assets to Ebiz or were terminated in preparation for the SCO acquisition. Each employee received three months of additional vesting on existing stock option grants on their last day of employment with the Company. All of the affected employees had ceased employment with the Company prior to October 31, 2000. The existing option grants had exercise prices ranging from $1.00 - $9.50 per share and the fair market value of Caldera's common stock ranged from $5.75 - $7.09 per share on the dates that employment was terminated. Because the accelerated vesting for these stock options represented a modification to the existing stock option, the Company recorded compensation expense on each option to the extent the difference between the fair market value and the exercise price was greater than compensation cost previously recorded. The Company recorded approximately $184,200 in non-cash compensation related to the accelerated vesting of approximately 129,000 stock options for the year ended October 31, 2000.

         A summary of stock option activity under the stock option plans for the years ended October 31, 2000 and 1999 is as follows:


                                                                                        Weighted Ave.
                                                    Options           Price Range       Exercise Price
                                                    -------           -----------       --------------
        Granted                                      3,106,566    $   1.00 - $  1.13         1.04
        Exercised                                          (22)       1.00                   1.00
        Forfeited                                     (142,304)       1.00                   1.00
                                                 -------------
           Balance, October 31, 1999                 2,964,240        1.00 -    1.13         1.04
        Granted                                      4,451,020        1.13 -   14.75         6.53
        Exercised                                     (452,132)       1.00 -    6.00         1.18
        Forfeited                                     (786,386)       1.00 -    9.50         4.98
                                                 -------------
           Balance, October 31, 2000                 6,176,742    $   1.00 - $ 14.75         4.48
                                                 =============


         A summary of stock option grants with exercise prices equal to or less than the estimated fair market value on the date of grant during the years ended October 31, 2000 and 1999 is as follows:


                                                                           Weighted Ave.
                                              Options      Weighted Ave.    Fair Value
                                              Granted     Exercise Price    Of Options
                                             ---------    --------------   -------------
FISCAL 1999
  Grants with exercise price equal to
     estimated fair market value               645,728    $        1.00    $    0.20
  Grants with exercise price less than
     estimated fair market value             2,460,838             1.04         1.54
                                             ---------
                                             3,106,566             1.04         1.26
                                             =========
FISCAL 2000
  Grants  with  exercise  price  equal to
     estimated fair market value               592,883             8.57         0.57
  Grants  with  exercise  price less than
     estimated fair market value             3,858,137             6.22         1.29
                                             ---------
                                             4,451,020    $        6.53    $    1.19
                                             =========


         A summary of stock options outstanding and exercisable under the Company's stock option plans as of October 31, 2000 is as follows:


                                                   Options Outstanding                     Options Exercisable
                                                   -------------------                   ----------------------
                                                         Weighted         Weighted                     Weighted
                                                         Average           Average                      Average
                                       Options         Contractual        Exercise        Options      Exercise
Exercise Prices                      Outstanding           Life             Price        Exercisable     Price
---------------                      -----------       -----------       ----------      -----------  ----------

  $ 1.00                               1,678,862           8.51 years    $     1.00        899,029    $     1.00
  $ 1.13 - $3.99                         744,426           8.95                1.13        187,416          1.13
  $ 4.00 - $5.99                         210,109           9.60                5.21          4,609          4.00
  $ 6.00 - $7.99                       3,015,274           9.22                6.34        949,507          6.03
  $ 8.00 and above                       528,071           9.49                9.37          9,446          9.14
                                     -----------                                         ---------
                                       6,176,742           9.03          $     4.48      2,050,007    $     3.39
                                     ===========                                         =========

2000 EMPLOYEE STOCK PURCHASE PLAN

         The 2000 Employee Stock Purchase Plan was adopted by the board of directors on February 15, 2000 and was approved by the stockholders on March 1, 2000. The plan became effective upon the closing of the Company's initial public offering. The plan is designed to allow eligible employees of Caldera and its participating subsidiaries to purchase shares of Caldera common stock, at semi-annual intervals, through periodic payroll deductions. A total of 500,000 shares of common stock have been reserved for issuance under the plan. The share reserve will increase on the first trading day of each calendar year beginning with the 2001 calendar year by 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year but no such annual increase will exceed 750,000 shares. In no event, however, may a participant purchase more than 750 shares, nor may all participants in the aggregate purchase more than 125,000 shares on any semi-annual purchase date.

         The plan will have a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on the date of the Company's initial public offering and will end on the last business day in April 2002. The next offering period will begin on May 1, 2002. Subsequent offering periods will be set by the compensation committee. Shares will be purchased on semi-annual purchase dates (the last business day of April and October each year) during the offering period. The first purchase date was October 31, 2000. Should the fair market value of the Company's common stock on any semi-annual purchase date be less than the fair market value on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower fair market value.

         Individuals who are eligible employees on the start date of any offering period may enter the Plan on that start date or on any subsequent semi-annual entry date (generally May 1 or November 1 each year). Individuals who become eligible employees after the start date of the offering period may join the plan on any subsequent semi-annual entry date within that period.

         A participant may contribute up to 10% of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in April and October of each year). The purchase price per share will be 85% of the lower of the fair market value of our common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date.

         The board may at any time amend or modify the plan. The plan will terminate no later than the last business day in April 2010.

         In July 2000, the board of directors amended the plan to increase the maximum number of shares of common stock authorized for issuance over the term of the plan by an additional 1,500,000 shares.

         On October 31, 2000, 61,807 shares of common stock of the Company were purchased through the plan at a price of $2.98 per share.

STOCK-BASED COMPENSATION

         The Company accounts for its stock options issued to directors, officers and employees under APB 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock. During the year ended October 31, 1999, the Company granted 2,460,838 stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in $3,144,230 in deferred compensation. This deferred compensation has been recorded as a component of stockholders' equity and will be expensed consistent with the vesting of the underlying stock options. Amortization of deferred compensation amounted to $409,296 for the year ended October 31, 1999. During the year ended October 31, 2000, the Company granted 3,858,137 additional stock options with exercise prices below the fair market value on the measurement date resulting in $6,790,264 of additional deferred compensation to be recognized as expense over the vesting period of the options. Amortization of deferred compensation amounted to $5,216,016 during the year ended October 31, 2000. During the year ended October 31, 2000 the Company reversed the cumulative amortization of deferred compensation previously recorded from unvested options of terminated employees. As a result, $652,875 was recorded as an offset to the non-cash compensation caption in the accompanying fiscal 2000 statement of operations.

         As a result of an option agreement between Canopy and Ralph J. Yarro III, which was subsequently rescinded, the Company expensed a one-time compensation charge of $372,000 during the year ended October 31, 2000. The option agreement allowed Mr. Yarro to purchase shares of the Company's common stock directly from Canopy. No shares were purchased under the agreement. Mr. Yarro is the president and chief executive officer of Canopy and the Chairman of the Company's board of directors.

         SFAS 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method. The fair market value of the stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the years ended October 31, 2000 and 1999: risk-free interest rate of 6.1 and 5.5 percent, respectively; expected dividend yield of 0 percent; volatility of 132 percent and 0 percent, respectively; and expected exercise lives of four and five years, respectively. For purposes of the pro forma disclosure, the estimated fair market value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net loss for the years ended October 31, 2000 and 1999:


                                                                    2000               1999
                                                               --------------     --------------

  Net loss attributable to common stockholders, as reported    $  (39,176,215)    $   (9,366,588)
  Net loss attributable to common stockholders, pro forma         (43,291,164)        (9,773,906)

Per share:
  Net loss attributable to common stockholders, as reported    $        (1.19)    $        (0.51)
  Net loss attributable to common stockholders, pro forma               (1.31)             (0.53)


(9) INCOME TAXES

         As described in Note l, Caldera became a separate legal entity effective September 1, 1998. The income tax attributes associated with the carved-out portion of the Predecessor prior to September 1, 1998 remained with the Predecessor.

         Since incorporation, Caldera has reported for income tax purposes as a stand-alone taxable entity. For income tax purposes, the reorganization of the Predecessor and the sale of the

Linux software business to Caldera have been treated as a taxable asset sale. Accordingly, the tax basis of the assets received from the Predecessor is based on the $19,928,848 purchase price (see Note 1). The reorganization did not qualify as a tax-free reorganization because the Predecessor did not transfer substantially all of its assets to Caldera.

         The net loss before income taxes consisted of the following components for the years ended October 31, 2000 and 1999, and the period from the reorganization (September 1, 1998) through October 31, 1998 is as follows:


                                                        2000               1999               1998
                                                    ------------       ------------       ------------

Domestic U.S. operations                            $(26,980,396)      $ (9,401,363)      $ (1,070,632)
Operations of foreign subsidiary, Caldera GmbH           138,039             69,550             11,260
                                                    ------------       ------------       ------------
   Total                                            $(26,842,357)      $ (9,331,813)      $ (1,059,372)
                                                    ============       ============       ============


         The components of the provision for income taxes for the years ended October 31, 2000 and 1999, and the period from the reorganization (September 1, 1998) through October 31, 1998 are as follows:


                                               2000              1999             1998
                                           -----------       -----------       -----------
Current:
  U.S. Federal                             $        --       $        --       $        --
  U.S. State                                        --                --                --
  Non - U.S.                                    81,141            34,775            33,780
                                           -----------       -----------       -----------
                                                81,141            34,775            33,780
Deferred:
  U.S. Federal                             $(3,976,810)       (3,022,242)         (368,163)
  U.S. State                                  (385,985)         (293,335)          (53,436)
  Change in valuation allowance              4,362,795         3,315,577           421,599
                                           -----------       -----------       -----------
     Total provision for income taxes      $    81,141       $    34,775       $    33,780
                                           ===========       ===========       ===========


         Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred income tax assets and liabilities at October 31, 2000 and 1999 are as follows:


                                                               2000               1999
                                                           ------------       ------------
Deferred income tax assets:
  Net operating loss carryforwards                         $  8,029,416       $  3,967,242
  Tax  basis  in  excess  of book  basis  related  to
     assets acquired by Caldera from Predecessor              6,122,838          6,599,942
  Book to tax basis difference in equity investee               393,769                 --
  Reserves and accrued expenses                                 606,389            268,510
  Book depreciation in excess of tax                            114,002             62,570
  Foreign tax credit                                            101,793             46,617
                                                           ------------       ------------
     Total deferred income tax assets                        15,368,207         10,944,881
                                                           ------------       ------------
Deferred tax liability - tax on foreign earnings               (111,673)           (51,142)
Valuation allowance                                         (15,256,534)       (10,893,739)
                                                           ------------       ------------
     Net deferred income tax assets                        $         --       $         --
                                                           ============       ============

         The amount of and ultimate realization of the deferred income tax assets is dependant, in part, upon the tax laws in effect, Caldera's future earnings, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its deferred income tax assets. Management believes that as of October 31, 2000, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these deferred income tax assets.

         As of October 31, 2000, the Company had net operating loss carryforwards for federal income tax reporting purposes totaling approximately $21,527,000 that expire in 2018 to 2020. The net operating loss carryforwards expire as follows:

         The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of net operating loss carryforwards if certain changes in ownership have taken place or will take place. As of October 31, 2000, no such ownership changes had occurred.

         The differences between the provision for income taxes at the U.S. statutory rate and the Company's effective tax rate is as follows:



                                                  2000              1999              1998
                                               ----------        ----------        ----------

Benefit at statutory rate                           (34.0%)           (34.0%)           (34.0%)
Non-deductible items                                 21.2%              0.1%              0.1%
State income taxes, net of federal effect            (3.3%)            (3.3%)            (3.3%)
Foreign income taxes                                  0.1%             (0.1%)             0.6%
Increase in valuation allowances                     16.3%             37.7%             39.8%
                                               ----------        ----------        ----------
   Total provision for income taxes                   0.3%              0.4%              3.2%
                                               ==========        ==========        ==========


(10) COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is a party to certain legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company's financial results, liquidity or results of operations.

SCO COST-SHARING ARRANGEMENT

         In connection with the Definitive Agreement with SCO to acquire the server software and professional services groups (see Note 1), the Company and SCO agreed that Caldera would reimburse SCO for certain employee payroll and related costs. The costs to be reimbursed by Caldera related to SCO employees that SCO had identified for termination in a company-wide layoff in September. Caldera viewed these employees as critical to the new combined company and SCO agreed to retain the employees if Caldera would reimburse SCO for a portion of their payroll and related costs. At the time Caldera committed to reimburse SCO for these employee costs, the ultimate amount was not determinable and both parties agreed that the amount would be determined prior to the completion of the acquisition. During December 2000, both parties agreed that Caldera would reimburse SCO $1.5 million relating to services rendered from August through December 2000. Accordingly, as of October 31, 2000, Caldera has accrued $898,026 representing the portion incurred through that time. The Company will record the remaining $601,974 during the first quarter of fiscal 2001. The actual payment will be made to SCO during Caldera's first quarter of fiscal 2001.

OPERATING LEASE AGREEMENTS

         The Company had been leasing its corporate office facilities from the Predecessor. On April 5, 2000, the Company entered into an amended operating lease agreement whereby the Company leases additional office space adjacent to its corporate offices. The amended lease agreement requires lease payments of approximately $55,300 per month, and the lease expires in October 2002. The lease may be terminated at an earlier date in accordance with the provisions of the original lease agreement. Rent expense under this arrangement totaled approximately $474,000, $144,700 and $19,200 for the years ended October 31, 2000, 1999 and 1998, respectively. This lease requires the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. After entering into the amended operating lease, the Company subleased a portion of the space to the Predecessor and to another majority owned company of the Predecessor. These sublease agreements were month-to-month agreements that required payments of approximately $5,100 per tenant to be paid to the Company. These subleases terminated in October 2000.

         The Company had been leasing additional office space from an unrelated party. The lease requires monthly payments of $8,990 to be made through June 2002. Subsequent to the Company's sale of its Electronic Linux Marketplace assets to Ebiz, the Company entered into an agreement to sublease this office space to Ebiz. The sublease is for a period of one year and the Company is receiving $4,000 per month.

         On September 1, 1999, the Company entered into an operating lease arrangement for its Caldera GmbH facility. The lease requires monthly minimum payments of 8,750 DM (approximately $3,850 U.S. dollars based on the exchange rate as of October 31, 2000) and expires five years from the date of commencement. Caldera GmbH also has the option of extending the agreement for two consecutive five-year terms. This lease requires the Company to pay taxes, maintenance, insurance and certain other operating costs of the property.

         The Company leases warehouse space from two unrelated parties under separate operating lease agreements. Each agreement is for a term of eighteen months and expires in November 2000. Rent expense under the lease is approximately $37,200 per year.

         On March 30, 2000, the Company entered into an operating lease agreement for its education facilities whereby the Company agreed to lease 5,146 square feet of office space for $8,255 per month. This lease is for a term of five years and commenced on June 1, 2000.

         Total rent expense for all of the Company's operating leases was $722,000, $161,200 and $19,200 for the years ended October 31, 2000, 1999 and
1998. Operating lease commitments for the next five years are $1.0 million for fiscal 2001, $897,000 for fiscal 2002, $158,000 for fiscal 2003, $153,000 for fiscal 2004 and $66,000 for fiscal 2005 and thereafter.

SOFTWARE LOCALIZATION AGREEMENT

         On October 1, 1999, the Company entered into an agreement with United Systems Engineers, Inc. ("USE") to localize certain of the Company's software products for the Japanese market. As consideration, the Company agreed to pay $250,000 in cash or issue to the engineering firm shares of the Company's common stock with a market value of $202,000, based on the initial public offering price per share. On January 4, 2000, the Company and USE amended the agreement pursuant to which the Company agreed to issue 33,667 shares of common stock to USE for the services, of which 16,833 were to be issued immediately for services rendered and the remaining 16,834 are to be issued upon completion of the services. Should USE not perform under the agreement, USE will not be issued the remaining 16,834 shares of common stock, and USE has committed to pay $100,000 to the Company. Based on the performance commitment, the date of the amended contract has been determined to be the measurement date and the estimated fair value of the Company's common stock on that date of $269,336, or $8 per share, will be expensed as the services are rendered. As of October 31, 2000, $134,664 has been expensed.

SOFTWARE LICENSE AGREEMENTS WITH SUN MICROSYSTEMS, INC.

         In January 2000, the Company and Sun Microsystems, Inc. ("Sun"), an investor in the Company's Series B preferred stock, entered into certain software license agreements. These license agreements are for a term of 18 months and expire in June 2001. Pursuant to one of the software license agreements, the Company agreed to pay Sun a nonrefundable payment in the amount of $1,250,000. During the year ended October 31, 2000, the Company made the required payments to Sun and recorded the payments as prepaid license fees and marketing expense. Under the agreements, the Company has access to certain of Sun's technologies and participates with Sun in various marketing activities such as tradeshow appearances, speaking events and web site advertising. The value allocated to the marketing activities of $450,000 was determined based upon management's estimate of the amount the Company would pay for similar marketing services. The portion of the fee allocated to the marketing activities is being expensed as the marketing activities occur. The Company is expensing $800,000 of the fee allocated to the technology as cost of revenue and research and development expense over the 18-month term of the license agreements. The technology is principally being used for internal purposes to create and enhance e-commerce applications to be used in connection with current and future Caldera products. Beginning in the fourth quarter of fiscal 2000, certain of the technology has been included in one of the Company's products. A portion of the license fee has been allocated to cost of revenue based on the estimated fair value of the included technology. For the year ended October 31, 2000, the Company has expensed the total $450,000 of marketing expenses and approximately $314,200 of the total $800,000 in engineering expenses. As of October 31, 2000, the balance of prepaid fees was approximately $485,800.

STRATEGIC BUSINESS AGREEMENT WITH THE SANTA CRUZ OPERATION

         On February 1, 2000, the Company and The Santa Cruz Operation ("SCO") entered into a strategic business agreement. The agreement provides for certain joint marketing activities between the parties, including, but not limited to participation in tradeshows, cross recruiting and cross matching of partners, cross-referencing each others' websites and product solutions, and discussing certain channel initiatives. In addition, the Company agreed to provide ten copies of OpenLinux to SCO for its internal use and SCO agreed to provide three copies of SCO's Tarantella Express product to the Company for internal use. The Company recorded the fair value of the OpenLinux products provided to SCO as an engineering expense since the products received were used for internal development purposes. In addition, the Company will record the costs of the joint initiatives as either marketing or engineering expenses depending on the nature of the activities conducted.

SEVERANCE AGREEMENTS

         During July and August 2000, the Company entered into severance agreements with certain members of management. The agreements apply to a change of control or termination or effective termination of employment with the Company. Change of control is defined as: (1) any person or entity who becomes the beneficial owner of 51 percent or more of the Company's common stock, (2) sale of substantially all of the Company's assets, (3) approval of a merger or consolidation in which at least 50 percent of the voting securities are acquired, and (4) during any period of two consecutive years, individuals who at the beginning of such period constitute the board of directors of the Company and any new director whose election by the board of directors or nomination for election by the Company's stockholders was approved by a vote of at least two thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof. The acquisition of the SCO server and professional services groups and resulting addition of two board members does not qualify as a change in control. Specific provisions for Senior Vice Presidents and Executive Officers include but are not limited to the following; salary and bonus payments equal to 150 percent of the then current annual base salary and bonuses, 18 months of accelerated vesting for outstanding stock options and continuing insurance benefits for a period up to six months. Specific provisions for Vice Presidents include but are not limited to the following; salary and bonus payments equal to 100% of the then current annual base salary and bonuses, 12 months of accelerated vesting on outstanding stock options and continuing insurance benefits for a period of six months.

         Because each of the severance agreements allows for the accelerated vesting of stock options that was not included in each employees' original stock option grant, a new measurement date has occurred. The total potential compensation cost associated with the accelerated vesting provisions of the severance agreements is approximately $1.4 million. The members of the executive management team who entered into severance agreements hold a total of 1.7 million options to purchase common shares at prices ranging from $1.00 to $9.50 per share. The fair value of caldera's common stock on the dates the severance agreements were signed ranged from $5.50 to $9.25 per share. This amount will be expensed in future financial statements to the extent of unvested shares outstanding at the date of a change in control based on remaining service period and employee turnover rates.

(11) RELATED PARTY TRANSACTIONS

         As of October 31, 2000, the Company did not owe or have any amounts due from related parties.

CANOPY

         As discussed in Note 1, Canopy was the sole stockholder of Caldera upon incorporation and was the majority stockholder of the Predecessor. Canopy invested $20,928,848 in Caldera in exchange for 16,000,000 shares of common stock. In addition to the initial equity investment, Canopy advanced $4,819,000 under a secured convertible promissory note agreement (see Note 7). In August 1999, the principal borrowings and accrued interest of $454,974 were converted into 5,273,974 shares of common stock. The chairman of the Company's board of directors is the president and chief executive officer and a director of Canopy. Additionally, another director of the Company is the chairman of Canopy's board of directors.

         The Company has entered into certain transactions with Canopy and other entities that are majority-owned by Canopy. These transactions consist mainly of participating in joint insurance coverage, training and testing services, and rent. The Company believes that the terms of these related party transactions are at least as favorable as the terms that could have been obtained from an unaffiliated third party in similar transactions. During the years ended October 31, 2000, 1999 and 1998, transactions with these related parties were as follows:

                                                          2000            1999            1998
                                                       ----------      ----------      ----------
Revenue                                                $   46,600      $       --      $       --

Rent (see Note 10)                                         94,200         144,700          19,200
Training, testing and other                                82,600          48,200              --
Insurance                                                   6,700          13,800          13,200
                                                       ----------      ----------      ----------
   Total expenses                                      $  183,500      $  206,700      $   32,400
                                                       ==========      ==========      ==========

LINEO, INC.

         As discussed in Note 5, in January 2000, the Company acquired an ownership interest in Lineo, Inc. ("Lineo"), the successor entity to the operations of the Predecessor that were not acquired by Caldera in the reorganization discussed in Note 1. The chairman of the Company's board of directors and two directors are also directors of Lineo. During the years ended October 31, 2000 and 1999, sales to Lineo amounted to $34,300 and $1,700, respectively.

MTI TECHNOLOGY CORPORATION

         In July 1999, MTI, a company which at the time was 50 percent owned by Canopy, agreed to purchase 5,333,333 shares of common stock for $6,000,000 of which $3,000,000 was paid at closing and $3,000,000 was payable through an interest bearing note receivable. Subsequent to signing the agreement, the Company agreed to forego the interest component of the note receivable in exchange for an acceleration of the payment terms (see Note 8). A director of the Company is the chairman of the board of MTI. Additionally, another Company director is the current president and chief executive officer of MTI. The Company is using certain computer equipment provided by MTI without charge. The equipment is valued at approximately $105,000. During the years ended October 31, 2000 and 1999, sales to MTI were $31,350 and $2,985, respectively.

(12) EMPLOYEE BENEFIT PLAN

         Until June 2000, Caldera utilized a 401(k) plan sponsored by Canopy for its employees, through which Caldera made matching contributions from January 1 through June 2000. In June 2000, Caldera adopted its own 401(k) plan through which eligible participants can elect to make contributions to the plan, subject to certain limitations under the Internal Revenue Code. Under the terms of the new plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During the year ended October 31, 2000, the Company contributed approximately $145,000 to the plan for matching contributions.

(13) SIGNIFICANT CUSTOMERS

         To date, the Company's largest customers have typically been distributors of the Company's products. During the year ended October 31, 2000, the Company had sales to one customer that accounted for approximately 19 percent of total revenue. During the year ended October 31, 1999, the Company had sales to two customers that accounted for approximately 33 percent and 20 percent of total revenue, respectively. During the year ended October 31, 1998, the Company had sales to one customer that accounted for approximately 11 percent of total revenue. No other customer accounted for more than 10 percent of total revenue during the years ended October 31, 2000, 1999 and 1998.

(14) SEGMENT INFORMATION

         In June 1998, the FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes disclosures related to components of a company for which separate financial information is available and evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. The Company has determined that it does not have any separately reportable operating segments as of October 31, 2000, 1999 and 1998. However, the Company does sell software and related products in geographic locations outside of the United States.

         Revenue attributed to individual countries based on the location of sales to unaffiliated customers for the years ended October 31, 2000, 1999 and 1998 is as follows:


                           2000            1999            1998
                        ----------      ----------      ----------
Revenue:
  United States         $2,982,275      $2,847,789      $1,000,943
  Asia pacific             705,701          91,133              --
  Europe                   366,682          81,007          33,687
  Other countries          219,665          30,378          22,458
                        ----------      ----------      ----------
     Total revenue      $4,274,323      $3,050,307      $1,057,088
                        ==========      ==========      ==========


Long-lived assets by location consists of the following as of October 31, 2000 and 1999:


                                     2000            1999
                                  ----------      ----------
Long-lived assets:
  United States                   $1,494,582      $  673,002
  Europe                              94,738          46,418
                                  ----------      ----------
     Total long-lived assets      $1,589,320      $  719,420
                                  ==========      ==========


15. SUBSEQUENT EVENTS

DILUTION OF EBIZ OWNERSHIP

     Subsequent to October 31, 2000, Caldera's ownership interest in Ebiz (see
Note 6) has been diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, Caldera discontinued the use of the equity method of accounting for its investment in Ebiz. Caldera will account for the investment as an available-for-sale security in accordance with SFAS 115. Under SFAS 115, Caldera will carry its investment at fair market value using quoted trading prices and will record any unrecognized gains or losses as a component of other comprehensive income
(loss). At the date of the change, Caldera reduced the carrying value of its investment to approximately $1.4 million.

ADVANCE TO SCO

         In conjunction with the signing of the reorganization agreement, Caldera agreed to advance the $7 million cash portion of the purchase price for the server and professional services groups in the form of a promissory note that matures on either of the closing of the combination or the date of termination of the reorganization agreement. The loan was made on January 26, 2001. If the combination closes, the loan will be treated by Caldera and SCO as the cash portion of the consideration to SCO for the server and professional services groups. The loan is secured by a first priority security interest in all of SCO's assets and is convertible at Caldera's option into SCO common stock at a price per share of $2.44, the closing price of SCO's common stock on January 26, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Caldera Systems, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Caldera Systems, Inc, the carved-out portion of Caldera, Inc. and their subsidiary and have issued our report thereon dated December 5, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II -- Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 5, 2000

                      CALDERA SYSTEMS, INC., THE CARVED-OUT
                  PORTION OF CALDERA, INC. AND THEIR SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998



                                               Balance at       Charged to
                                              Beginning of       Costs and                          Balance at End
                   Description                   Period           Expenses       Deductions            of Period
                   -----------                ------------      -----------      -----------        --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended October 31, 2000                 $    90,000      $   325,000      $  (103,000)(a)      $   312,000
  Year ended October 31, 1999                      15,000          222,000         (147,000)(a)           90,000
  Year ended October 31, 1998                     112,000          265,000         (362,000)(a)           15,000
INVENTORY RESERVES:
  Year ended October 31, 2000                     354,000           43,000         (113,000)(b)          284,000
  Year ended October 31, 1999                      63,000          356,000          (65,000)(b)          354,000
  Year ended October 31, 1998                     157,000           28,000         (122,000)(b)           63,000
ALLOWANCE FOR SALES RETURNS:
  Year ended October 31, 2000                     169,000          555,000         (360,000)(c)          364,000
  Year ended October 31, 1999                      54,000          350,000         (235,000)(c)          169,000
  Year ended October 31, 1998                     100,000           97,000         (143,000)(c)           54,000
DEFERRED TAX ASSETS VALUATION ALLOWANCE:
  Year ended October 31, 2000                  10,894,000        4,363,000               --           15,257,000
  Year ended October 31, 1999                   7,578,000        3,316,000               --           10,894,000
  Year ended October 31, 1998                          --          422,000        7,156,000(d)         7,578,000


(a) Represents write-offs of uncollectable accounts receivable

(b) Represents inventory destroyed or scrapped

(c) Represents product returns

(d) Represents allowance recorded in connection with the purchase of assets from Caldera, Inc.

Selected Quarterly Results of Operations

         The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. This information has been derived from the unaudited consolidated financial statements of Caldera that, in management's opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                                Quarter Ended
                                       -----------------------------------------------------------------
                                       January 31,         April 30,         July 31,        October 31,
                                          2000              2000              2000              2000
                                       -----------       -----------       -----------       -----------
                                                                 (unaudited)
                                               (In thousands, except share and per share data)
FISCAL 2000
  Total revenue                        $       553       $     1,361       $     1,188       $     1,172
  Gross margin (deficit)                         3               279               (43)               14
  Operating loss                            (5,614)           (7,726)           (8,808)           (9,851)
  Net loss                                  (5,513)           (6,992)           (7,531)           (6,887)
  Net loss to common stockholders
                                           (15,513)           (9,245)           (7,531)           (6,887)
  Basic and diluted net loss per
      common share                     $     (0.63)      $     (0.32)      $     (0.19)      $     (0.18)
  Weighted average basic and
      diluted common shares                 24,780            28,602            39,037            39,176


                                                                   Quarter Ended
                                       ---------------------------------------------------------------------
                                        January 31,         April 30,          July 31,         October 31,
                                          1999                1999               1999              1999
                                       ------------       ------------       ------------       ------------
                                                                 (unaudited)
                                               (In thousands, except share and per share data)
FISCAL 1999
  Total revenue                        $        538       $        544       $      1,095       $        873
  Gross margin (deficit)                        265                139                117               (397)
  Operating loss                               (812)            (1,725)            (2,097)            (4,469)
  Net loss                                     (992)            (1,753)            (2,157)            (4,465)
  Net loss to common stockholders
                                               (992)            (1,753)            (2,157)            (4,465)
  Basic and diluted net loss per
      common share                     $      (0.06)      $      (0.11)      $      (0.13)      $      (0.17)
  Weighted average basic and
      diluted common shares                  16,000             16,000             16,232             25,518


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item may be found in the section titled "Directors and Executive Officers of the Registrant" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item may be found in the section titled "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item may be found in the section titled "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item may be found in the section titled "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 46 of this report.

         (2) Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 46 of this report.

         (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below:

          EXHIBIT
          NUMBER        DESCRIPTION

            3.1 Form of Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.2 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            3.2 Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            4.1 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.1 Conversion Agreement, dated December 30, 1999, between Caldera, The Canopy Group, Inc. and MTI Technology Corporation (incorporated by reference to Exhibit 10.1 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.2 Form of Series B Preferred Stock Purchase Agreement between Caldera and the Series B investors (incorporated by reference to Exhibit 10.2 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.3 Caldera 1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Caldera's Registration Statement on Form S-1 (File No. 333-94351)

            10.4 Caldera 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.5 Amendment No. 1 to Caldera 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.6 Amendment No. 2 to Caldera 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.7 Amendment No. 3 to Caldera 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.8 Amendment No. 4 to Caldera 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.9 Caldera 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.10 Secured Convertible Promissory Note, dated September 1, 1998, by Caldera in favor of The Canopy Group, Inc. (incorporated by reference to Exhibit 10.6 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.11 Security Agreement, dated September 1, 1998, between Caldera and The Canopy Group, Inc. (incorporated by reference to Exhibit 10.7 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.12 Asset Purchase and Sale Agreement, dated September 1, 1998, between Caldera, Inc., a Utah corporation and Caldera (incorporated by reference to Exhibit 10.8 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.13 Amended and Restated Asset Purchase Agreement, dated as of September 1, 1998, between Caldera, Inc., a Utah corporation and Caldera (incorporated by reference to Exhibit 10.9 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.14 Stock Purchase Agreement, dated January 27, 1999, by and among Caldera, The Canopy Group, Inc. and MTI Technology Corporation (incorporated by reference to Exhibit 10.10 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.15 Stock Purchase Agreement, dated January 6, 2000, between Caldera and Lineo, Inc. (incorporated by reference to Exhibit 10.11 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.16 Form of Second Amended and Restated Investors Rights Agreement by and among Caldera and the holders of the Series A and Series B convertible preferred stock named therein (incorporated by reference to Exhibit 10.12 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.17       GNU General Public License (incorporated by reference to
                        Exhibit 10.14 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            +10.18 Computer Software Distribution Agreement, dated December 14, 1998 between Caldera and Navarre Corporation (incorporated by reference to Exhibit 10.15 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            +10.19 OEM Reciprocal License Agreement, dated January 6, 2000 between Caldera and Evergreen Internet, Inc. (incorporated by reference to Exhibit 10.16 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))


            +10.20 Sun Community Source License version 2.3 dated January 7, 2000, between Caldera and Sun Microsystems, Inc. (incorporated by reference to Exhibit 10.17 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            +10.21 Sun Community Source License version 2.7 dated January 7, 2000, between Caldera and Sun Microsystems, Inc. (incorporated by reference to Exhibit 10.18 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.22 Lease Agreement, dated September 1, 1998, between Caldera and Caldera, Inc., a Utah corporation (incorporated by reference to Exhibit 10.19 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.23 Assignment and Extension of Lease, dated October 6, 1999, between Caldera and Voxel, Inc. (incorporated by reference to Exhibit 10.20 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.24 Secured Promissory Note, dated December 29, 1999, by Caldera in favor of The Canopy Group (incorporated by reference to Exhibit 10.22 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.25 Assignment of Lease, dated January 21, 2000, between Caldera and Nextpage L.C. (incorporated by reference to Exhibit 10.23 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            10.26 Form of Indemnification Agreement by and between Caldera and its executive officers and directors (incorporated by reference to Exhibit 10.24 to Caldera's Registration Statement on Form S-1 (File No. 333-94351))

            +10.27 Distribution Agreement, dated February 8, 2000, between Caldera and Frank Kasper & Associates, Inc. (incorporated by reference to Exhibit 10.1 to Caldera's quarterly report on Form 10-Q for the quarter ended April 30, 2000)

            10.28 Second Amendment to Lease Agreement, dated April 5, 2000, between Caldera and EsNet Properties, L.C. (incorporated by reference to Exhibit 10.2 to Caldera's quarterly report on Form 10-Q for the quarter ended April 30, 2000)

            10.29 Lease Agreement, dated October 9, 1997, between Caldera, Inc., a Utah corporation, and EsNet Properties, L.C. (incorporated by reference to Exhibit 10.3 to Caldera's quarterly report on Form 10-Q for the quarter ended April 30, 2000)

            10.30 Master Lease, dated March 30, 2000, between Caldera and 106th South Business Park, L.C. (incorporated by reference to Exhibit 10.4 to Caldera's quarterly report on Form 10-Q for the quarter ended April 20, 2000)

            10.31 Form of Senior Executive Severance Agreement (incorporated by reference to Exhibit 10.31 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.32 Form of Voting Agreement between Caldera and Doug Michels (incorporated by reference to Exhibit 10.32 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.33 Form of Voting Agreement between The Santa Cruz Operation, Inc. and The Canopy Group, Inc. and MTI Technology Corporation (incorporated by reference to Exhibit 10.33 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.34 Form of Stockholder Agreement, among Caldera, The Santa Cruz Operation, Inc., MTI Technology Corporation and The Canopy Group, Inc. (incorporated by reference to Exhibit
                        10.34 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.35 Form of Sales Representative and Support Agreement, between Caldera and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.35 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.36 Form of Open Server Research & Development Agreement between Caldera and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.36 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.37 OEM Distribution Agreement, dated June 27, 2000, between Caldera and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.37 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.38 Agreement for Linux Professional Consulting Services between The Santa Cruz Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.38 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.39 Strategic Business Agreement between The Santa Cruz Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.39 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.40 Stock Purchase and Sale Agreement between The Canopy Group, Inc., Caldera and Metrowerks Holding, Inc. (incorporated by reference to Exhibit 10.40 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.41 Stockholder Agreement between Lineo, Inc., Bryan Sparks, Dry Canyon Holding Company LLC and Metrowerks Holdings, Inc. (incorporated by reference to Exhibit 10.41 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.42 Warrant Purchase Agreement between Lineo, Inc. and Metrowerks Holdings, Inc. (incorporated by reference to
                        Exhibit 10.42 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.43 Form of Secured Convertible Promissory Note between The Santa Cruz Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.43 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.44 Form of Security Agreement between The Santa Cruz Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.44 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.45 Form of Intercreditor Agreement among The Canopy Group, Inc., The Santa Cruz Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.45 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.46 Form of Loan Agreement between The Canopy Group, Inc. and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.46 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.47 Form of Security Agreement between The Canopy Group, Inc. and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.47 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            10.48 Form of Secured Convertible Promissory Note between The Canopy Group, Inc. and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.48 to Caldera's Registration Statement on Form S-4 (File No. 333-45936))

            22.1        Subsidiaries of the Registrant

            23.1 Consent of Arthur Andersen LLP, Independent Public Accountants of Caldera

         + Confidential treatment was granted by the Commission for certain provisions. Omitted material for which confidential treatment has been granted has been filed separately with the Commission.

(b)      Reports on Form 8-K

On August 2, 2000, the Company filed a report on Form 8-K announcing the signing of a Definitive Agreement with The Santa Cruz Operation to acquire the server software and professional services groups.

On August 16, 2000, the Company filed a report on Form 8-K that included additional information and exhibits regarding the Definitive Agreement between the Company and The Santa Cruz Operation.

On September 29, 2000, the Company filed a report on Form 8-K announcing the sale of certain non-operating assets to Ebiz Enterprises, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2001.



                                                CALDERA SYSTEMS, INC.

                                                By: /s/  Robert K. Bench
                                                    ----------------------------
                                                    Robert K. Bench
                                                    Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                           TITLE                        DATE
              ---------                           -----                        ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Ransom H. Love                      President and Chief              January 29, 2001
-------------------------------         Executive Officer
    Ransom H. Love

PRINCIPAL FINANCIAL AND
   ACCOUNTING OFFICER:

/s/ Robert K. Bench                     Chief Financial Officer          January 29, 2001
-------------------------------
    Robert K. Bench

ADDITIONAL DIRECTORS:

/s/ Raymond J. Noorda                   Director                         January 29, 2001
-------------------------------
    Raymond J. Noorda


/s/ Ralph J. Yarro III                  Chairman of the Board            January 29, 2001
-------------------------------
    Ralph J. Yarro III


/s/ Ed I. Iacobucci                     Director                         January 29, 2001
-------------------------------
    Ed I. Iacobucci


/s/ Steven M. Cakebread                 Director                         January 29, 2001
-------------------------------
    Steven M. Cakebread


/s/ Jack R. Egan                        Director                         January 29, 2001
-------------------------------
    Jack R. Egan


/s/ Thomas P. Raimondi                  Director                         January 29, 2001
-------------------------------
    Thomas P. Raimondi


          EXHIBIT
          NUMBER        DESCRIPTION
          -------       -----------
            3.1         Form of Amended and Restated Certificate of
                        Incorporation incorporated by reference to Exhibit 3.2
                        to Caldera's Registration Statement on Form S-1 (File
                        No. 333-94351))

            3.2 Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            4.1 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            10.1        Conversion Agreement, dated December 30, 1999, between
                        Caldera, The Canopy Group, Inc. and MTI Technology
                        Corporation (incorporated by reference to Exhibit 10.1 to Caldera's Registration Statement on Form S-1 (File
                        No. 333-94351))

            10.2 Form of Series B Preferred Stock Purchase Agreement between Caldera and the Series B investors (incorporated by reference to Exhibit 10.2 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            10.3 Caldera 1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351)

            10.4 Caldera 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Caldera's Registration
                        Statement on Form S-4 (File No. 333-45936))

            10.5        Amendment No. 1 to Caldera 1999 Omnibus Stock Incentive
                        Plan (incorporated by reference to Exhibit 10.5 to Caldera's Registration Statement on Form S-4 (File No.
                        333-45936))

            10.6        Amendment No. 2 to Caldera 1999 Omnibus Stock Incentive
                        Plan (incorporated by reference to Exhibit 10.6 to Caldera's Registration Statement on Form S-4 (File No.
                        333-45936))

            10.7        Amendment No. 3 to Caldera 1999 Omnibus Stock Incentive
                        Plan (incorporated by reference to Exhibit 10.7 to Caldera's Registration Statement on Form S-4 (File No.
                        333-45936))

            10.8        Amendment No. 4 to Caldera 1999 Omnibus Stock Incentive
                        Plan (incorporated by reference to Exhibit 10.8
                        Caldera's Registration Statement on Form S-4 (File No.
                        333-45936))

            10.9        Caldera 2000 Employee Stock Purchase Plan, as amended
                        (incorporated by reference to Exhibit 10.9 Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.10       Secured Convertible Promissory Note, dated September 1,
                        1998, by Caldera in favor of The Canopy Group, Inc.
                        (incorporated by reference to Exhibit 10.6 to Caldera's
                        Registration Statement on Form S-1 (File No. 333-94351))

            10.11       Security Agreement, dated September 1, 1998, between
                        Caldera and The Canopy Group, Inc. (incorporated by reference to Exhibit 10.7 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            10.12       Asset Purchase and Sale Agreement, dated September 1,
                        1998, between Caldera, Inc., a Utah corporation and Caldera (incorporated by reference to Exhibit 10.8 to Caldera's Registration Statement on Form S-1 (File No.
                        333-94351))

            10.13 Amended and Restated Asset Purchase Agreement, dated as of September 1, 1998, between Caldera, Inc., a Utah corporation and Caldera (incorporated by reference to Exhibit 10.9 to Caldera's Registration Statement on Form
                        S-1 (File No. 333-94351))

            10.14 Stock Purchase Agreement, dated January 27, 1999, by and among Caldera, The Canopy Group, Inc. and MTI Technology
                        Corporation (incorporated by reference to Exhibit 10.10 to Caldera's Registration Statement on Form S-1 (File
                        No. 333-94351))

            10.15       Stock Purchase Agreement, dated January 6, 2000, between
                        Caldera and Lineo, Inc. (incorporated by reference to Exhibit 10.11 to Caldera's Registration Statement on
                        Form S-1 (File No. 333-94351))

            10.16       Form of Second Amended and Restated Investors Rights
                        Agreement by and among Caldera and the holders of the Series A and Series B convertible preferred stock named therein (incorporated by reference to Exhibit 10.12 to Caldera's Registration Statement on Form S-1 (File No.
                        333-94351))

            10.17       GNU General Public License (incorporated by reference to
                        Exhibit 10.14 to Caldera's Registration Statement on
                        Form S-1 (File No. 333-94351))

            +10.18      Computer Software Distribution Agreement, dated December
                        14, 1998 between Caldera and Navarre Corporation
                        (incorporated by reference to Exhibit 10.15 to Caldera's
                        Registration Statement on Form S-1 (File No. 333-94351))

            +10.19 OEM Reciprocal License Agreement, dated January 6, 2000 between Caldera and Evergreen Internet, Inc.
                        (incorporated by reference to Exhibit 10.16 to Caldera's
                        Registration Statement on Form S-1 (File No. 333-94351))


            +10.20      Sun Community Source License version 2.3 dated January
                        7, 2000, between Caldera and Sun Microsystems, Inc.
                        (incorporated by reference to Exhibit 10.17 to Caldera's
                        Registration Statement on Form S-1 (File No. 333-94351))

            +10.21      Sun Community Source License version 2.7 dated January
                        7, 2000, between Caldera and Sun Microsystems, Inc.
                        (incorporated by reference to Exhibit 10.18 to Caldera's
                        Registration Statement on Form S-1 (File No. 333-94351))

            10.22       Lease Agreement, dated September 1, 1998, between
                        Caldera and Caldera, Inc., a Utah corporation
                        (incorporated by reference to Exhibit 10.19 to Caldera's
                        Registration Statement on Form S-1 (File No. 333-94351))

            10.23       Assignment and Extension of Lease, dated October 6,
                        1999, between Caldera and Voxel, Inc. (incorporated by reference to Exhibit 10.20 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            10.24       Secured Promissory Note, dated December 29, 1999, by
                        Caldera in favor of The Canopy Group (incorporated by reference to Exhibit 10.22 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            10.25       Assignment of Lease, dated January 21, 2000, between
                        Caldera and Nextpage L.C. (incorporated by reference to Exhibit 10.23 to Caldera's Registration Statement on
                        Form S-1 (File No. 333-94351))

            10.26 Form of Indemnification Agreement by and between Caldera and its executive officers and directors (incorporated by reference to Exhibit 10.24 to Caldera's Registration
                        Statement on Form S-1 (File No. 333-94351))

            +10.27      Distribution Agreement, dated February 8, 2000, between
                        Caldera and Frank Kasper & Associates, Inc.
                        (incorporated by reference to Exhibit 10.1 to Caldera's quarterly report on Form 10-Q for the quarter ended
                        April 30, 2000)

            10.28       Second Amendment to Lease Agreement, dated April 5,
                        2000, between Caldera and EsNet Properties, L.C.
                        (incorporated by reference to Exhibit 10.2 to Caldera's quarterly report on Form 10-Q for the quarter ended
                        April 30, 2000)

            10.29       Lease Agreement, dated October 9, 1997, between Caldera,
                        Inc., a Utah corporation, and EsNet Properties, L.C.
                        (incorporated by reference to Exhibit 10.3 to Caldera's quarterly report on Form 10-Q for the quarter ended
                        April 30, 2000)

            10.30       Master Lease, dated March 30, 2000, between Caldera and
                        106th South Business Park, L.C. (incorporated by reference to Exhibit 10.4 to Caldera's quarterly report on Form 10-Q for the quarter ended April 20, 2000)

            10.31       Form of Senior Executive Severance Agreement
                        (incorporated by reference to Exhibit 10.31 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.32       Form of Voting Agreement between Caldera and Doug
                        Michels (incorporated by reference to Exhibit 10.32 to Caldera's Registration Statement on Form S-4 (File No.
                        333-45936))

            10.33       Form of Voting Agreement between The Santa Cruz
                        Operation, Inc. and The Canopy Group, Inc. and MTI
                        Technology Corporation (incorporated by reference to Exhibit 10.33 to Caldera's Registration Statement on
                        Form S-4 (File No. 333-45936))

            10.34       Form of Stockholder Agreement, among Caldera, The Santa
                        Cruz Operation, Inc., MTI Technology Corporation and The
                        Canopy Group, Inc. (incorporated by reference to Exhibit
                        10.34 to Caldera's Registration Statement on Form S-4
                        (File No. 333-45936))

            10.35 Form of Sales Representative and Support Agreement, between Caldera and The Santa Cruz Operation, Inc.
                        (incorporated by reference to Exhibit 10.35 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.36 Form of Open Server Research & Development Agreement between Caldera and The Santa Cruz Operation, Inc.
                        (incorporated by reference to Exhibit 10.36 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.37       OEM Distribution Agreement, dated June 27, 2000, between
                        Caldera and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.37 to Caldera's Registration
                        Statement on Form S-4 (File No. 333-45936))

            10.38 Agreement for Linux Professional Consulting Services between The Santa Cruz Operation, Inc. and Caldera
                        (incorporated by reference to Exhibit 10.38 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.39       Strategic Business Agreement between The Santa Cruz
                        Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.39 to Caldera's Registration Statement on
                        Form S-4 (File No. 333-45936))

            10.40       Stock Purchase and Sale Agreement between The Canopy
                        Group, Inc., Caldera and Metrowerks Holding, Inc.
                        (incorporated by reference to Exhibit 10.40 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.41       Stockholder Agreement between Lineo, Inc., Bryan Sparks,
                        Dry Canyon Holding Company LLC and Metrowerks Holdings,
                        Inc. (incorporated by reference to Exhibit 10.41 to Caldera's Registration Statement on Form S-4 (File No.
                        333-45936))

            10.42       Warrant Purchase Agreement between Lineo, Inc. and
                        Metrowerks Holdings, Inc. (incorporated by reference to
                        Exhibit 10.42 to Caldera's Registration Statement on
                        Form S-4 (File No. 333-45936))

            10.43       Form of Secured Convertible Promissory Note between The
                        Santa Cruz Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.43 to Caldera's Registration
                        Statement on Form S-4 (File No. 333-45936))

            10.44       Form of Security Agreement between The Santa Cruz
                        Operation, Inc. and Caldera (incorporated by reference to Exhibit 10.44 to Caldera's Registration Statement on
                        Form S-4 (File No. 333-45936))

            10.45       Form of Intercreditor Agreement among The Canopy Group,
                        Inc., The Santa Cruz Operation, Inc. and Caldera
                        (incorporated by reference to Exhibit 10.45 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            10.46       Form of Loan Agreement between The Canopy Group, Inc.
                        and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.46 to Caldera's Registration
                        Statement on Form S-4 (File No. 333-45936))

            10.47       Form of Security Agreement between The Canopy Group,
                        Inc. and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.47 to Caldera's Registration
                        Statement on Form S-4 (File No. 333-45936))

            10.48       Form of Secured Convertible Promissory Note between The
                        Canopy Group, Inc. and The Santa Cruz Operation, Inc.
                        (incorporated by reference to Exhibit 10.48 to Caldera's
                        Registration Statement on Form S-4 (File No. 333-45936))

            22.1        Subsidiaries of the Registrant

            23.1        Consent of Arthur Andersen LLP, Independent Public
                        Accountants of Caldera

         + Confidential treatment was granted by the Commission for certain provisions. Omitted material for which confidential treatment has been granted has been filed separately with the Commission.