Form 10-K/A
period 2000-10-31
CALDERA INTERNATIONAL INC/UT
filed 2001-02-28
CIK 1102542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock (Common Stock) beneficially owned by non-affiliates of the Registrant, as of February 26, 2001, was approximately $22,694,000 based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.



         The number of shares of the Registrant's Common Stock (par value $0.001) outstanding as of February 26, 2001 was 39,693,805.


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.
Item 1.           Business                                                                                    3
Item 2.           Properties                                                                                 28
Item 3.           Legal Proceedings                                                                          29
Item 4.           Submission of Matters to a Vote of Security Holders                                        29

PART II.
Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters                  29
Item 6.           Selected Financial Data                                                                    29
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               30
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                 43
Item 8.           Financial Statements and Supplementary Data                                                45
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       80

PART III.
Item 10.          Directors and Executive Officers of the Registrant                                         81
Item 11.          Executive Compensation                                                                     85
Item 12.          Security Ownership of Certain Beneficial Owners and Management                             90
Item 13.          Certain Relationships and Related Transactions                                             92

PART IV.
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                            95
Signatures                                                                                                   99

PART I


INTRODUCTORY NOTE

         This amendment on Form 10-K/A amends and supersedes the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, as filed on January 29, 2001, and is being filed to include disclosures in Part III hereto that will not be incorporated by reference from the Registrant's definitive proxy statement.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements

                   Index to Consolidated Financial Statements



                                                                                                              PAGE
                                                                                                              ----

CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Accountants                                                                           46
   Consolidated Balance Sheets                                                                                 47
   Consolidated Statements of Operations and Comprehensive Loss                                                48
   Consolidated Statements of Stockholders' Equity                                                             49
   Consolidated Statements of Cash Flows                                                                       50
   Notes to Consolidated Financial Statements                                                                  52

FINANCIAL STATEMENT SCHEDULES:
   Report of Independent Accountants on Financial Data Schedule                                                78
   II - Valuation and Qualifying Accounts for each of the three years in the period ended October 31,
     2000                                                                                                      79

SUPPLEMENTARY FINANCIAL DATA:
   Quarterly Financial Data (unaudited) for each of the two years ended October 31, 2000 and 1999              80

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT




EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The following table presents information as of October 31, 2000 regarding persons who are executive officers, directors and key employees of Caldera.




NAME                                   AGE                           POSITION
----                                   ---                           --------
Ransom H. Love.......................  41     Chief Executive Officer, Director
Robert K. Bench......................  51     Chief Financial Officer
Drew A. Spencer......................  38     Chief Technology Officer
Benoy Tamang.........................  35     Vice President, Strategic Development
Richard Rife(3)......................  47     General Counsel and Corporate Secretary
Ralph J. Yarro III(2)................  36     Chairman of the Board of Directors and Director
Steve Cakebread(1)...................  41     Director
John R. Egan(1)(2)...................  42     Director
Edward E. Iacobucci(1)...............  46     Director
Raymond J. Noorda....................  76     Director
Thomas P. Raimondi, Jr.(2)...........  43     Director



---------------
(1) member of Caldera's Audit Committee

(2) member of Caldera's Compensation Committee

(3) Mr. Rife has announced his plan to resign from Caldera effective April 2, 2001. Harrison Coltor will replace Mr. Rife as General Counsel and Corporate Secretary at such time.

     Ransom H. Love has served as Caldera's President, Chief Executive Officer, and member of Caldera's board of directors since August 1998. Prior to that date, Mr. Love was a founder and served as Vice President of Marketing and Sales, Vice President of Business Development and General Manager of the OpenLinux division for Caldera, Inc., from January 1995 to September 1998. Prior to Caldera, Inc., Mr. Love held senior marketing positions at Novell and Sanyo Icon. Mr. Love has been in various management positions in sales, marketing, support, testing and education in the computer industry since 1982. He holds a BA in international relations and a MBA from Brigham Young University.

     Robert K. Bench has served as Caldera's Chief Financial Officer and Principal Financial and Accounting Officer since November 15, 2000. From April 1992 through April 1996, he was Chief Financial Officer for CerProbe Corporation, and from April 1996 to May 1999, he was Vice President,

Chief Financial Officer and a director for Sento Corporation. From May 1999 through April 2000, Mr. Bench was Vice President and Chief Financial Officer for WebMiles.com Corp., and from April 2000 through November 15, 2000, he was Vice President and a director for Envirofoam Technologies, Inc. Mr. Bench holds a BS in accounting from Utah State University.

     Drew A. Spencer has served as Caldera's Chief Technology Officer since April 2000 and served as its Vice President of Development from December 1998 to April 2000. Prior to joining Caldera, Mr. Spencer spent ten years with Novell, Inc. in a variety of senior technical and management positions, including engineering consultant and was a member of the Corporate Architecture Team. He holds a BS degree in computer science from Westminster College.

     Benoy Tamang has served as Caldera's Vice President of Business Development since April 2000 and served as its Vice President of Marketing from December 1998 to April 2000. From January 1996 through August 1998, Mr. Tamang was General Manager of Viewpoint Datalabs, a three dimensional software imaging company, where he coordinated domestic and international sales. Previously, he served as Sales Director and Program Manager at Novell, Inc. from March 1993 through August 1996. Mr. Tamang holds a BS in computer information systems from Brigham Young University -- Hawaii and an MBA from the Marriott School of Management at Brigham Young University.

     Richard C. Rife has served as Caldera's Chief Legal Officer and Corporate Secretary since June 2000. Prior to joining Caldera, he spent 12 years with Novell, Inc. in a variety of positions, including most recently Vice President, Deputy General Counsel, and Corporate Secretary. Before joining Novell, Mr. Rife practiced international business law in Korea for five years. Mr. Rife has B.A. and J.D. degrees from Brigham Young University and is licensed to practice law before the State and Federal courts of Utah and Nevada.

     Ralph J. Yarro III has served as a member of Caldera's board of directors since August 1998. Mr. Yarro has served as the President and Chief Executive Officer of The Canopy Group, Inc. since April 1995. Prior to joining The Canopy Group, Inc., he served as a graphic artist for the Noorda Family Trust. Mr. Yarro holds a BA from Brigham Young University.

     John R. Egan has served as a member of Caldera's board of directors since January 2000. He currently serves as a Managing Partner of Egan-Managed Capital, Venture Capital, a position he has held since September 1998. Mr. Egan has been with EMC Corporation, a provider of storage-related hardware, software and service products, serving in various positions, since April 1983. He is a director of EMC Corporation and holds a BS from Boston College.

     Edward E. Iacobucci has served as a member of Caldera's board of directors since January 2000. In 1989, Mr. Iacobucci co-founded Citrix Systems, Inc., a supplier of products and technologies that enable enterprise-wide deployment of software applications, and held the positions of Chief Technical Officer and Vice President of Strategy and Technology. In September 1991, he also became Chairman of the Board of Citrix. Mr. Iacobucci holds a BS from the Georgia Institute of Technology.

     Steve Cakebread has served as a member of Caldera's board of directors since July 2000. He is currently Senior Vice President and Chief Financial Officer of Autodesk, Inc. since 1997. Autodesk, Inc. is a provider of two-dimensional and three-dimensional products used across industries and in the home for architectural design, mechanical design, spatial data management and mapping, animation, and visual applications. Prior to joining Autodesk, he was Vice President of Finance with Silicon Graphics, Inc., a provider of computing and visualization solutions, from 1993 to 1997. Mr. Cakebread holds a BS from the University of California at Berkeley and an MBA from Indiana University.

     Raymond J. Noorda has served as a member of Caldera's board of directors since August 1998. Mr. Noorda currently serves as chairman of the board of directors of MTI Technology Corporation and The Canopy Group, Inc. Mr. Noorda previously served as President, Chief Executive Officer and Chairman of Novell, Inc. from 1983 to 1994 and has served as a trustee of the Noorda Family Trust since 1994. He holds a BS in electrical engineering from the University of Utah.

     Thomas P. Raimondi, Jr. has served as a member of Caldera's board of directors since September 1999. He has been with MTI Technology Corporation since 1987, serving as President and Chief Executive Officer since December 1999, as Chief Operating Officer from July 1998 to December 1999, as Senior Vice President and General Manager from January 1996 to July 1998 and as Vice President of Marketing from 1987 to December 1995. Mr. Raimondi holds a BS in communications from the University of Maryland.

     J. Harrison Colter will commence service as Caldera's General Counsel and Secretary upon the effective date of Richard Rife's resignation from such positions. Mr. Colter has been serving as Associate General Counsel of Novell, Inc. since 1994. Between 1983 and 1994, Mr. Colter practiced intellectual property protection and litigation law, most recently at Baker and McKenzie in Los Angeles, California. Mr. Colter received a B.A. in 1980 and a J.D. in 1983 from Brigham Young University and is admitted to practice law in the states of California, Texas, Arizona and Utah and before the U.S. Patent office.

COMPOSITION OF THE BOARD

     The board of directors of Caldera currently consists of seven directors. Directors will be elected by stockholders at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. There are no family relationships among any of Caldera's directors, officers or key employees.

BOARD COMMITTEES

     The board of directors of Caldera has the following committees.

     The compensation committee of the board of directors recommends, reviews and oversees the salaries, benefits and stock option plans for our employees, consultants, directors and other individuals compensated by us. The compensation committee also administers our compensation plans. The members of the compensation committee are Messrs. Egan, Raimondi and Yarro, none of whom are employees of Caldera.

     The audit committee of the board of directors reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendation of Caldera's auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of Caldera's independent auditors and Caldera's accounting practices. The members of the audit committee are Messrs. Cakebread, Iacobucci and Egan, none of whom are employees of Caldera.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of Caldera's compensation committee has at any time been one of Caldera's officers or employees. Prior to the creation of Caldera's compensation committee, all compensation decisions were made by Caldera's full board. Mr. Love did not participate in discussions by Caldera's board with respect to his compensation.

DIRECTOR COMPENSATION

     Caldera's directors do not receive cash compensation for their services as directors, although members are reimbursed for expenses in connection with attendance at board and committee meetings.

     In December 1999, the Caldera board of directors granted an option to Thomas P. Raimondi, Jr., to purchase 100,000 shares of Caldera's common stock at an exercise price $6.00 per share, which vest over a two-year period. In August 1999, the Caldera board granted options to Ralph J. Yarro III to purchase 100,000 shares of Caldera's common stock, which vest over a four-year period, and in December 1999, the Caldera board granted Mr. Yarro options to purchase 50,000 shares of Caldera's common stock, which vest over a two-year period, at a combined average exercise price of $2.67 per share. In March 2000, the Caldera board granted options to purchase 100,000 shares of Caldera's common stock to each of John R. Egan, and Edward Iacobucci at an exercise price of $7.00 per share. In each case, these options vest over a two year period. In August, 2000, the Caldera board granted options to Steve Cakebread to purchase 79,167 shares of its common stock, which vest over a two year period at an exercise price of $6.937. Caldera may grant its non-employee directors additional options in the future.

CALDERA EXECUTIVE SEVERANCE AGREEMENTS

     During July and August 2000, Caldera entered into a number of executive severance agreements with several members of senior management, including each of its executive officers. The agreements provide for certain benefits upon a change of control, followed by termination or effective termination of employment with Caldera. Change of control is defined as: (1) any person or entity who becomes the beneficial owner of 51% or more of common stock, (2) sale of substantially all of Caldera's assets, (3) approval of a merger or consolidation in which at least 50% of the voting securities are acquired, and
(4) certain changes in the composition of the Company's board of directors. Specific provisions for Senior Vice Presidents and Executive Officers include but are not limited to the following: salary and bonus payments equal to 150% of then current annual base salary and insurance benefits for a period up to six months. Specific provisions for Vice Presidents include but are not limited to the following: salary and bonus payments equal to 100% of then current annual base salary and bonuses, 12 months of accelerated vesting on outstanding stock options and continuation insurance benefits for a period of six months.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Caldera's directors, executive officers and persons who own more than 10% of Caldera's common stock, or the reporting persons, to file with the Securities and Exchange Commission, or the SEC, initial reports of ownership and changes in ownership of Caldera's common stock. Reporting persons are required by SEC regulations to furnish Caldera with copies of all Section 16(a) reports they file. To Caldera's knowledge, based solely on its review of the copies of such reports received or written representations from certain reporting persons that no other reports were required. Caldera believes that during its fiscal year ended June 30, 2000, all reporting persons complied with all applicable filing requirements, with the exception of one late Form 4 filing by Mr. Bybee.

ITEM 11. EXECUTIVE COMPENSATION


HISTORICAL COMPENSATION OF CALDERA

     The following table presents compensation information for Caldera's most recent fiscal year, ended October 31, 2000, paid or accrued by Caldera's Chief Executive Officer and each of its other executive officers whose salary and bonus for fiscal 2000 was more than $100,000.

                           SUMMARY COMPENSATION TABLE



                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                     ANNUAL          ------------
                                                                 COMPENSATION(1)      SECURITIES
                                                                -----------------     UNDERLYING
NAME                                                             SALARY     BONUS      OPTIONS
----                                                            --------    -----    ------------
Ransom H. Love.......................................   2000    $142,596     --        879,752
  Chief Executive Officer                               1999     106,077     --
Alan J. Hansen.......................................   2000     126,756     --        167,813
  Chief Financial Officer(2)                            1999          --     --
Benoy Tamang.........................................   2000     122,673     --        162,813
  Senior Vice President, Strategic Development          1999          --     --
Drew A. Spencer......................................   2000     121,846     --        165,313
  Chief Technology Officer                              1999     105,333     --
Royce Bybee..........................................   2000     111,912     --         44,625
  Senior Vice President, Sales and Marketing(3)         1999          --     --


---------------
(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in that column. The aggregate amount of perquisites and other personal benefits provided to each executive officer listed above is less than the lesser of $50,000 and 10% of his total annual salary and bonus.

(2) Mr. Hansen resigned as Chief Financial Officer effective November 15, 2000.

(3) Mr. Bybee resigned as Senior Vice President, Sales and Marketing effective November 1, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table presents the grants of stock options under Caldera's 1999 Omnibus Stock Incentive Plan during fiscal 2000, to each of Caldera's executive officers named in the Summary Compensation Table.

     All option grants under the 1999 Omnibus Stock Incentive Plan are nonqualified stock options. Options expire ten years from the date of grant.

     The exercise price of each option granted is equal to the fair market value of Caldera's common stock, as determined by Caldera's board on the date of grant. In fiscal 2000, Caldera granted to its employees options to purchase a total of 4,451,020 shares of Caldera's common stock.

     Potential realizable values are computed by

     o Multiplying the number of shares of common stock subject to a given option by the exercise price per share,

     o Assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire 10 year term of the option, and

     o Subtracting from that result the aggregate option exercise price.

     The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.



                                       PERCENT
                        NUMBER OF      OF TOTAL                               POTENTIAL REALIZABLE VALUE AT ASSUMED
                        SECURITIES     OPTIONS       EXERCISE                      ANNUAL RATES OF STOCK PRICE
                        UNDERLYING    GRANTED TO    PRICE PER                      APPRECIATE FOR OPTION TERM
                         OPTIONS     EMPLOYEES IN     SHARE      EXPIRATION   -------------------------------------
                         GRANTED     FISCAL YEAR    ($/SHARE)       DATE         0%           5%            10%
                        ----------   ------------   ----------   ----------   ---------   -----------   -----------
Ransom H. Love........   200,000         8.53%        $6.00      12/19/2009   $400,000    $1,406,231    $2,949,988
                         179,752                      $6.00      01/03/2010    359,504     1,263,865     2,651,331
Alan J. Hansen........   100,000         3.77%        $1.13      11/22/2009    487,500       864,837     1,443,745
                          67,813                      $6.00      12/19/2009    135,626       476,804     1,000,238
Benoy Tamang..........    67,813         1.52%        $6.00      12/19/2009    135,626       476,804     1,000,238
Drew A. Spencer.......    67,813         1.52%        $6.00      12/19/2009    135,626       476,804     1,000,238
Royce Bybee...........    25,430         0.67%        $6.00      12/19/2009     50,860       178,802       375,091
                           4,196                      $9.50      05/18/2010         --        25,069        63,530



AGGREGATED OPTION EXERCISES IN THE YEAR ENDED OCTOBER 31, 2000 AND YEAR-END OPTION VALUES

     The following table presents the number of shares of common stock subject to vested and unvested stock options held as of October 31, 2000 by each of Caldera's executive officers named in the Summary Compensation Table. Also presented are values of "in-the-money" options, which represent the positive difference between the exercise price of each outstanding stock option and the price per share of Caldera's common stock on October 31, 2000.



                                                             NUMBER OF SHARES
                                                                UNDERLYING        VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                              SHARES ACQUIRED    VALUE     AT OCTOBER 31, 2000     AT OCTOBER 31, 2000
                                ON EXERCISE     REALIZED   --------------------   ---------------------
NAME                                (#)           ($)       VESTED    UNVESTED     VESTED     UNVESTED
----                          ---------------   --------   --------   ---------   ---------   ---------
Ransom H. Love..............      60,000        $264,359   577,680     302,072    $949,735    $300,265
Alan J. Hansen..............          --              --        --     167,813          --     237,500
Benoy Tamang................       5,000          22,030    71,914      90,899     102,083     135,417
Drew A. Spencer.............       2,500          11,015    84,901      80,412     123,955     119,795
Royce Bybee.................      22,500          97,354    44,625          --      35,623          --

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     It is the duty of the compensation committee to review and determine the salaries and bonuses of executive officers of Caldera, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. The compensation committee also has the sole and exclusive authority to make discretionary option grants to Caldera's executive officers under the 1999 Omnibus Stock Incentive Plan.

     The compensation committee believes that the compensation programs for Caldera's executive officers should reflect Caldera's performance and the value created for Caldera's stockholders. In addition, the compensation programs should support the short-term and long-term strategic gaols and values of Caldera and should reward individual contribution to Caldera's success. Caldera is engaged in a very competitive industry, and Caldera's success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

     General Compensation Policy. The compensation committee's policy is to provide Caldera's executive officers with compensation opportunities which are based upon their personal performance, the financial performance of Caldera and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals. Each executive officer's compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance, (ii) quarterly "Management by Objective" performance awards payable in cash and tied to performance of agreed-upon objectives, management of the relevant department budget and the overall financial performance of Caldera, and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and Caldera's stockholders. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon Caldera's financial performance and stock price appreciation rather than base salary.

     Factors. The principal factors that were taken into account in establishing each executive officer's compensation package for the 2000 fiscal year are described below. However, the compensation committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

     Base Salary. The base salary levels for the executive officers were established for the 2000 fiscal year on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions at a select group of companies within and outside Caldera's industry with which Caldera competes for executive talent, and internal comparability considerations. The compensation committee made its decision as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which Caldera competes for executive talent. Base salaries will be reviewed on an annual basis, and adjustments will be made in accordance with the factors indicated above.

     Quarterly "Management by Objective" Compensation. Each executive officer may also earn a quarterly "Management by Objective" incentive bonus on the basis of (i) performance of objectives agreed-upon by the executive officer and the Chief Executive Officer prior to the start of each quarter, (ii) managing his or her department within the established budget and (iii) achievement by Caldera of certain financial milestones approved by the Board of Directors and executive management.

     Equity Incentive. Equity incentives are provided primarily through stock option grants under the 1999 Omnibus Stock Incentive Plan. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage Caldera from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of Caldera's Common Stock at a fixed price per share (the market price of the grant date) over a specified period of time (up to 10 years). The shares subject to each option generally vest in installments over a 48-month period, contingent upon the executive officer's continued employment with Caldera. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by Caldera during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term.

     The number of shares subject to each option grant will be set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with Caldera, the base salary associated with the position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The compensation committee will also take into account the executive officer's existing holdings of Caldera's Common Stock and the number of vested and unvested options held by that individual in order to maintain an appropriate level of equity incentive. However, the compensation committee does not intend to adhere to any specific guidelines as to the relative option holdings of Caldera's executive officers.

     CEO Compensation. In setting the total compensation payable to Caldera's Chief Executive Officer for the 2000 fiscal year, the compensation committee sought to make that compensation competitive, while at the same time assuming that a significant percentage of compensation was tied to Caldera's performance and stock price.

     During fiscal year 2000, the base salary paid to Ransom H. Love was approximately $142,600. There were no quarterly "Management by Objective" targets established for Mr. Love during that period. Mr. Love was granted 379,752 shares under Caldera's 1999 Omnibus Stock Incentive Plan during that period.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to Caldera's executive officers for the 2000 fiscal year did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid to Caldera's executive officers for fiscal 2001 will exceed that limit. Caldera's 1999 Omnibus Stock Incentive Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the options shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of Caldera's executive officers in the foreseeable future will approach the $1 million limit, the compensation committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to Caldera's executive officers. The Compensation committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

     It is the opinion of the compensation committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align Caldera's performance and the interest of Caldera's stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.


                                      Submitted by:

                                      Ralph J. Yarro III
                                      John R. Egan
                                      Thomas P. Raimondi, Jr.

                                      Members of the Compensation Committee

STOCK PERFORMANCE GRAPH

     The following graph shows a comparison of cumulative total stockholder return on Caldera's common stock, based on the market price of our common stock, assuming reinvestment of dividends, with the cumulative total return on the Nasdaq Stock Market (U.S.) Index as reported by Media General Financial Services and the MG Group Index for internet software and services as reported by Media General Financial Services, for the period beginning March 21, 2000, the day our common stock began trading, through October 31, 2000.

                     COMPARISON OF CUMULATIVE TOTAL RETURN



                                                                                  Nasdaq Stock Market
                                  Caldera Systems, Inc.     MG Group Index           (U.S.) Index
March 21, 2000                          100.00                100.00                  100.00
April 30, 2000                           44.16                 70.11                   84.19
July 31, 2000                            23.94                 57.24                   82.17
October 31, 2000                         11.89                 44.01                   73.50



-----------------
(1) The graph assumes that $100 was invested in Caldera on March 21, 2000 in Caldera's Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on Caldera's Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table presents information as to the beneficial ownership of Caldera's common stock as of October 31, 2000 by:

     o Each stockholder known by Caldera to be the beneficial owner of more than 5% of Caldera's common stock;

     o Each of Caldera's directors;

     o Each executive officer listed in Caldera's summary compensation table;
       and

     o All directors and executive officers of Caldera as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of October 31, 2000 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.



                                                               NUMBER OF SHARES     PERCENT OF SHARES
NAME AND ADDRESS                                              BENEFICIALLY OWNED    BENEFICIALLY OWNED
----------------                                              ------------------    ------------------
The Canopy Group, Inc. .....................................      21,273,974(1)            53.9%
MTI Technology Corporation..................................       5,333,333(2)            13.5
Ransom H. Love..............................................         603,949(3)             1.5
Drew A. Spencer.............................................          91,894(4)               *
Alan J. Hansen..............................................          45,449(5)               *
Benoy Tamang................................................          78,907(6)               *
Royce D. Bybee..............................................          44,625(7)               *
Ralph J. Yarro, III.........................................          84,475(8)               *
Steve Cakebread.............................................              --(9)               *
John R. Egan................................................         833,333(10)            2.1
Edward E. Iacobucci.........................................              --(11)              *
Raymond J. Noorda...........................................      27,857,307(12)           70.6
Thomas P. Raimondi, Jr. ....................................          50,000(13)              *
All directors and executive officers as a group.............      29,689,839(14)           73.4



---------------
  *  Less than 1%

 (1) The address for The Canopy Group, Inc. is 240 West Center Street, Orem, Utah 84057.

 (2) The address for MTI Technology Corp. is 4905 East La Palma Avenue, Anaheim, California 92807.

 (3) Consists of options to purchase 603,949 shares of common stock.

 (4) Consists of options to purchase 91,894 shares of common stock.

 (5) Consists of options to purchase 45,449 shares of common stock. Mr. Hansen resigned as Chief Financial Officer effective November 15, 2000.

 (6) Consists of options to purchase 78,907 shares of common stock.

 (7) Consists of options to purchase 44,625 shares of common stock. Mr. Bybee resigned from Caldera effective November 1, 2000.

 (8) Consists of options to purchase 84,375 shares of common stock. Mr. Yarro is President and Chief Executive Officer of The Canopy Group, Inc.

 (9) Does not include options to purchase 79,167 shares of common stock granted to Mr. Cakebread in August, 2000.

(10) Consists of 833,333 shares of common stock held by Egan-Managed Capital, L.P. Does not include options to purchase 100,000 shares of common stock granted to Mr. Egan in March 2000. Mr. Egan is a managing partner of Egan-Managed Capital, L.P. Mr. Egan disclaims beneficial ownership of the shares held by Egan-Managed Capital, L.P., except to the extent of his pecuniary interest therein.

(11) Does not include options to purchase 100,000 shares of common stock granted to Mr. Iacobucci in March 2000.

(12) Includes 21,273,974 shares of common stock held by The Canopy Group, Inc., 5,333,333 shares of common stock held by MTI Technology Corporation and 1,250,000 shares held by Lineo, Inc. Mr. Noorda is chairman of the boards of directors of The Canopy Group, Inc. and MTI Technology Corporation, and is a director of Lineo, Inc. Additionally, the Noorda Family Trust, of which Mr. Noorda and his spouse serve as co-trustees is the controlling stockholder of The Canopy Group, Inc. The Canopy Group, Inc. holds more than 45% of the outstanding common stock of MTI Technology Corporation. Lineo, Inc. is majority-owned by The Canopy Group. By virtue of his holding corporate offices, his stock ownership and his service as co-trustee, all as described above, Mr. Noorda may be deemed to control The Canopy Group, Inc., MTI Technology Corporation and Lineo, Inc., and Mr. Noorda may be deemed to possess indirect beneficial ownership of the common stock held by The Canopy Group, Inc., MTI Technology Corporation and Lineo, Inc. Mr. Noorda disclaims beneficial ownership of such shares. The address for Mr. Noorda is c/o MTI Technology Corporation, 4905 East La Palma Avenue, Anaheim, California 92807.

(13) Consists of 50,000 options to purchase shares of common stock. Mr. Raimondi is President and Chief Executive Officer of MTI Technology Corporation. Mr. Raimondi disclaims beneficial ownership of the shares held by MTI Technology Corporation.

(14) See notes 3 through 13, as applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Other than the transactions described below, since October 31, 1998 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Caldera was or will be a party:

     o in which the amount exceeds $60,000; and

     o in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

RELATIONSHIP WITH CALDERA, INC., A UTAH CORPORATION

     Caldera began operations in 1994 as a business unit comprising substantially all of the operations of Caldera, Inc., a Utah Corporation. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit which was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities. Therefore, pursuant to an Asset Purchase and Sale Agreement dated as of September 1, 1998, as amended, by and between Caldera, Inc. and Caldera Systems, Inc., Caldera, Inc. sold to Caldera Systems certain assets of its Linux software business unit for $19.9 million, $15.0 million of which was paid in the form of a cash payment in fiscal year 1999, $36,174 of which was in the form of assumption of liabilities and $4.9 million of which was in the form of forgiveness of a note receivable from Caldera, Inc. Caldera, Inc. was dissolved in January 2000.

     On September 1, 1998, we entered into a sublease with Caldera, Inc. for office space in Orem, Utah. The sublease provided for annual rent of approximately $150,000 and was terminated pursuant to its terms on August 31, 2000.

     Ralph J. Yarro III, chairman of Caldera's board of directors, and Raymond
J. Noorda, one of Caldera's directors, were directors of Caldera, Inc. Prior to its dissolution in January 2000, Caldera, Inc. was majority-owned by The Canopy Group, Inc. which holds more than 5% of our common stock. The Noorda Family Trust, of which Mr. Noorda and his spouse are co-trustees, is the controlling stockholder of The Canopy Group, Inc.

RELATIONSHIP WITH THE CANOPY GROUP, INC.

     The Canopy Group, formerly NFT Ventures, is a venture capital company that invests primarily in start-up high technology companies that encourage the adoption, deployment and promotion of Linux. The Canopy Group currently holds equity interests in companies in the fields of data storage and protection, Linux operating systems, data satellites, clustering, universal voice messaging, Java and eCommerce.

     Effective August 31, 1998, Caldera sold 16,000,000 shares of its common stock to The Canopy Group, Inc. for an aggregate purchase price of $21.0 million. Of this amount, $16.0 million was paid in cash ($519,000 in fiscal year 1998 and $15.5 million -- non-interest bearing -- in fiscal year 1999), and $4.9 million was in the form of a note receivable from Caldera, Inc., which The Canopy Group transferred to us.

     Effective September 1, 1998, Caldera entered into a convertible promissory note with The Canopy Group. The note, which was secured by all of Caldera's assets, was due on December 31, 1999. The note accrued interest at the prime rate, less 1/2%, and was convertible into our common stock at $1.00 per share. A total of $4.8 million was advanced under the note. The principal balance, along with approximately $455,000 of accrued interest was converted into 5,273,974 shares of our common stock on August 19, 1999.

     Under a secured promissory note dated as of December 29, 1999, Caldera borrowed $300,000 from The Canopy Group. The note bears interest of 9.5% per annum and was payable upon demand or on January 14, 2000. Caldera paid the note in full on January 5, 2000.

     The Canopy Group holds more than 5% of Caldera's common stock. Mr. Noorda, one of Caldera's directors, and his spouse are co-trustees of the Noorda Family Trust, which is the controlling stockholder of The Canopy Group.

     Until June 2000, Caldera utilized a 401(k) plan sponsored by The Canopy Group for its employees, under which it made matching contributions from January 1, 2000 through June 2000. In June 2000, Caldera adopted its own 401(k) plan.

     As a result of an option agreement between The Canopy Group and Ralph J. Yarro III, which was subsequently rescinded, Caldera expensed a one-time compensation charge of approximately $372,000 during the quarter ended April 30, 2000. The option agreement allowed Mr. Yarro to purchase shares of Caldera's common stock directly from The Canopy Group. No shares were purchased under the agreement. Mr. Yarro is the president and chief executive officer of The Canopy Group and the Chairman of Caldera's board of directors.

     During May through October 2000, we subleased office space to Canopy on a month-to-month basis. The rent payments to Caldera from Canopy were approximately $5,100 per month.

RELATIONSHIP WITH MTI TECHNOLOGY CORPORATION

     Effective July 27, 1999, Caldera sold 5,333,333 shares of its common stock to MTI Technology Corporation for an aggregate purchase price of $6.0 million. Of this amount, $3.0 million was paid at closing, $1.5 million was due at January 1, 2000, and $1.5 million was due in July 2000. The $1.5 million due at January 1, 2000, was paid on November 15, 1999 in return for a waiver by Caldera of accrued and future interest on the unpaid portions of the purchase price. Caldera believes that the waiver of interest in consideration for the acceleration of payment was not more favorable to MTI than the terms Caldera would have been able to negotiate with an unrelated party. The remaining $1.5 million was paid in full in August 2000.

     On August 12, 1999, Caldera entered into a Distribution and License Agreement with MTI Technology Corporation. Under this agreement, MTI Technology Corporation includes as available for sale in its price book all of Caldera's products, technology or services that are commercially available for sale, and Caldera sells or licenses, as applicable, to MTI Technology Corporation, and allow MTI Technology Corporation to sell, re-sell, license, reproduce, use, distribute, sublicense, have made and prepare derivative works of all of Caldera's products, technology, or services that are commercially available. This agreement is terminable by either party on 90 days prior written notice.

     Caldera uses a computer system provided by MTI Technology Corporation without charge. The computer system is valued at $105,000.

     MTI Technology Corporation owns more than 5% of Caldera's common stock. The Canopy Group, Inc. holds more than 45% of the outstanding common stock of MTI Technology Corporation. The Noorda Family Trust, of which Mr. Noorda and his spouse are co-trustees, is the controlling stockholder of The Canopy Group. Mr. Noorda is one of Caldera's directors and is chairman of the board of directors of MTI Technology Corporation. Thomas P. Raimondi, Jr., one of our directors, is president and chief executive officer of MTI Technology Corporation.

RELATIONSHIP WITH LINEO, INC.

     In January 2000, we exchanged with Lineo, Inc. 1,250,000 shares of our common stock in return for 3,238,437 shares of common stock of Lineo. On May 11, 2000, The Canopy Group transferred 1,761,563 additional shares of Lineo's common stock held by The Canopy Group to us in the form of a capital contribution.

     On August 31, 2000, Caldera and Metrowerks Holdings, Inc., an affiliate of Motorola, Inc., entered into a Stock Purchase and Sale Agreement whereby Caldera and The Canopy Group sold 2.0 million and 1.0 million shares of common stock of Lineo, Inc., respectively, to Metrowerks Holdings at $7.50 per share.

The sale closed upon the receipt of certain required regulatory approvals and the completion of other closing conditions.

     In conjunction with the sale of the common stock of the common stock of Lineo, Caldera also entered into a stockholder agreement among The Canopy Group, Lineo Inc. and certain other stockholders of Lineo, which provide for right of first refusal for the benefit of Metrowerks Holdings with request to Lineo shares held by Caldera and the other Lineo stockholders party to the agreement. Caldera has also agreed to indemnify Metrowerks Holdings for any damage sustained by Metrowerks Holdings as a result of breaches by Caldera under the stock purchase and sale agreement and the stockholder agreement or for breaches by Lineo under a warrant agreement between Lineo and Metrowerks Holdings. Caldera's indemnification obligation is limited to the amount of proceeds received by Caldera in its sale to Metrowerks Holdings.

     Lineo distributes copies of our OpenLinux products to certain of its customers. Lineo is majority-owned by The Canopy Group, Inc. The Noorda Family Trust, of which Mr. Noorda and his spouse are co-trustees, is the controlling stockholder of The Canopy Group, Inc. Mr. Noorda, John R. Egan and Ralph T. Yarro III, each of whom is one of Caldera's directors, are directors of Lineo, Inc.

RELATIONSHIP WITH THE SANTA CRUZ OPERATION

     On August 1, 2000, Caldera entered into an Agreement and Plan of Reorganization with The Santa Cruz Operation, Inc., or SCO, which was subsequently amended on September 13, 2000, December 12, 2000 and February 9, 2001. This reorganization agreement provides for a combination in which each share of Caldera common stock will be exchanged for one share of common stock of a new entity, Caldera International, Inc. In the combination, Caldera will become a subsidiary of Caldera International, and Caldera International will acquire the assets of SCO's server and professional services groups. SCO will receive 16 million shares of Caldera International, $23 million in cash and a non-interest bearing promissory note in the amount of $8 million, in addition to potential ongoing earn-out rights.

     On February 1, 2000, Caldera and SCO entered into a Strategic Business Agreement. The Agreement provides for a number of joint marketing activities between the parties, including, but not limited to, the following: (i) participation together in industry shows, (ii) cross recruit and cross match channel partners for SCO's Tarantella product line and Caldera's OpenLinux e-Server, (iii) cross-reference each others websites and product solutions and
(iv) discussion of Caldera's channel initiatives. Additionally, Caldera agreed to provide ten copies of OpenLinux to SCO for its internal use and SCO agrees to provide three copies of SCO's Tarantella Express product. Caldera and SCO also agreed to cooperate and work together to port Tarantella Express products to Caldera's OpenLinux, eServer and eDesktop. The term of the agreement is for one year with automatic renewals for additional one year periods unless the agreement is terminated.

     On February 28, 2000, Caldera entered into an agreement for Linux professional services with SCO, pursuant to which SCO is to provide customer support and other related services to customers of Caldera from time to time for specified fees. This agreement is currently being performed by SCO's professional services group, and will be extinguished upon the closing of the combination, at which time New Caldera would become the owner of the professional services group.

     On June 27, 2000, Caldera and SCO entered into an OEM Distribution Agreement. Under the terms of the agreement, Caldera is granted a non-exclusive, non-transferable, worldwide license certain of SCO's products, including enhancements and improvements, for distribution and sale to end users and specified resellers. Caldera pays current list price, less 42% for all SCO products under the Agreement. The term of the agreement is for one year with automatic renewals for additional one year periods unless the agreement is terminated. Caldera has sales to SCO totalling $331,500 during the year ended October 31, 2000.



PREFERRED STOCK TRANSACTIONS

     Effective December 30, 1999, Caldera entered into a conversion agreement with The Canopy Group and MTI Technology Corporation. Under the conversion agreement, Caldera issued and exchanged 5,273,974 shares of its Series A convertible preferred stock for 5,273,974 shares of our common stock held by The Canopy Group. Caldera also issued and exchanged 1,322,172 shares of its Series A convertible preferred stock for 1,322,172 shares of its common stock held by MTI Technology Corporation.

     From December 31, 1999 through January 10, 2000, we issued an aggregate of 5,000,000 shares of our Series B convertible preferred stock at a purchase price of $6.00 per share to various investors including Chicago Venture Partners, Citrix Systems, Inc., Egan Managed-Capital, Novell, Inc., Sun Microsystems and The Santa Cruz Operation, Inc. All aspects of the Series B private placement were completed as of January 10, 2000. The Series A convertible preferred stock and the Series B convertible preferred stock converted automatically into Caldera's common stock at the closing of Caldera's initial public offering in March 2000.

     In connection with the Series B financing, the holders of the Series A convertible preferred stock and the holders of the Series B convertible preferred stock also entered into a second amended and restated investors rights agreement with Caldera, under which:

     o Caldera is obligated to provide certain registration rights with respect to shares of our capital stock held by the other parties to this agreement. See "Description of New Caldera Capital Stock -- Registration Rights."

     o Caldera granted the other parties a right of first offer with respect to any future issuance and sale of shares of our capital stock other than shares of our common stock to be issued publicly. This right terminated upon the closing of Caldera's initial public offering in March 2000.


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

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2001.




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



              SIGNATURE                           TITLE                        DATE
              ---------                           -----                        ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Ransom H. Love                      President and Chief              February 26, 2001
-------------------------------         Executive Officer
    Ransom H. Love

PRINCIPAL FINANCIAL AND
   ACCOUNTING OFFICER:

/s/ Robert K. Bench                     Chief Financial Officer          February 26, 2001
-------------------------------
    Robert K. Bench

ADDITIONAL DIRECTORS:

/s/ Raymond J. Noorda                   Director                         February 26, 2001
-------------------------------
    Raymond J. Noorda


/s/ Ralph J. Yarro III                  Chairman of the Board            February 26, 2001
-------------------------------
    Ralph J. Yarro III


/s/ Ed I. Iacobucci                     Director                         February 26, 2001
-------------------------------
    Ed I. Iacobucci


/s/ Steven M. Cakebread                 Director                         February 26, 2001
-------------------------------
    Steven M. Cakebread


/s/ Jack R. Egan                        Director                         February 26, 2001
-------------------------------
    Jack R. Egan


/s/ Thomas P. Raimondi                  Director                         February 26, 2001
-------------------------------
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