Form 10-Q
period 2001-01-31
CALDERA INTERNATIONAL INC/UT
filed 2001-03-16
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2001
                                       OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          ------------   ------------

                         Commission file number 0-29911

                              CALDERA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               87-0617393
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

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

YES [X] NO [  ]

As of March 15, 2001, 39,684,082 shares of the Registrant's common stock were outstanding.

                              CALDERA SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets as of January 31, 2001 and
                    October 31, 2000........................................................       3
                  Condensed Consolidated Statements of Operations and
                    Comprehensive Loss for the three months ended January 31,
                    2001 and 2000...........................................................       4
                  Condensed Consolidated Statements of Cash Flows for the three
                    months ended January 31, 2001 and 2000..................................       5
                  Notes to Condensed Consolidated Financial Statements......................       7
Item 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................      13
Item 3.           Quantitative and Qualitative Disclosures About Market Risk................      20
                  Risk Factors..............................................................      21
PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.........................................................      34
Item 2.           Changes in Securities and Use of Proceeds.................................      34
Item 3.           Defaults Upon Senior Securities...........................................      34
Item 4.           Submission of Matters to a Vote of Security Holders.......................      34
Item 5.           Other Information.........................................................      34
Item 6.           Exhibits and Reports on Form 8-K..........................................      34
Item 7.           Signatures................................................................      34

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        January 31,     October 31,
                                                                           2001            2000
                                                                      -------------    -------------
                                                                        (unaudited)
                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $  28,358,943    $  36,560,267
    Available-for-sale securities                                        50,294,010       54,179,307
    Accounts receivable, net of allowance for doubtful accounts of
      $224,700 and $312,300, respectively                                   839,650        1,544,526
    Note receivable from The Santa Cruz Operation                         7,000,000               --
    Inventories                                                             381,969          389,438
    Other current assets                                                    738,811        1,310,173
                                                                      -------------    -------------
      Total current assets                                               87,613,383       93,983,711
                                                                      -------------    -------------

PROPERTY AND EQUIPMENT:
    Computer equipment                                                    1,399,861        1,321,806
    Furniture and fixtures                                                1,180,060        1,097,048
    Leasehold improvements                                                  343,374          342,015
                                                                      -------------    -------------
                                                                          2,923,295        2,760,869
    Less accumulated depreciation and amortization                       (1,372,943)      (1,171,549)
                                                                      -------------    -------------
      Net property and equipment                                          1,550,352        1,589,320
                                                                      -------------    -------------

INVESTMENTS IN NON-MARKETABLE SECURITIES:
    Affiliate                                                             1,179,704        1,179,704
    Non-affiliates                                                        3,999,497        3,999,497
                                                                      -------------    -------------
                                                                          5,179,201        5,179,201
                                                                      -------------    -------------

EQUITY INVESTMENT IN AFFILIATE                                                   --        4,957,325
                                                                      -------------    -------------

OTHER ASSETS, net                                                         2,297,009        1,808,746
                                                                      -------------    -------------

      Total assets                                                    $  96,639,945    $ 107,518,303
                                                                      =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $   2,602,530    $   2,414,359
    Payable to The Santa Cruz Operation                                          --          898,026
    Accrued liabilities                                                   2,551,129        1,664,818
    Deferred revenue                                                        408,866          326,330
                                                                      -------------    -------------
      Total current liabilities                                           5,562,525        5,303,533
                                                                      -------------    -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 25,000,000 shares authorized              --               --
    Common stock, $0.001 par value; 75,000,000 shares authorized,
      39,684,082 and 39,444,457 shares outstanding, respectively             39,684           39,444
    Additional paid-in capital                                          155,307,844      155,649,244
    Deferred compensation                                                (2,789,786)      (3,714,720)
    Accumulated comprehensive (loss) income                              (1,578,683)         299,456
    Accumulated deficit                                                 (59,901,639)     (50,058,654)
                                                                      -------------    -------------
      Total stockholders' equity                                         91,077,420      102,214,770
                                                                      -------------    -------------

      Total liabilities and stockholders' equity                      $  96,639,945    $ 107,518,303
                                                                      =============    =============

     See accompanying notes to condensed consolidated financial statements.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS

                                                               Three Months Ended January 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                                        (unaudited)
REVENUE:
    Software and related products                              $    452,356    $    394,840
    Services                                                        601,304         158,359
                                                               ------------    ------------
      Total revenue                                               1,053,660         553,199
                                                               ------------    ------------

COST OF REVENUE:
    Software and related products                                   226,503         294,802
    Services                                                        950,331         255,284
                                                               ------------    ------------
      Total cost of revenue                                       1,176,834         550,086
                                                               ------------    ------------

GROSS (DEFICIT) MARGIN                                             (123,174)          3,113
                                                               ------------    ------------

OPERATING EXPENSES:
    Sales and marketing (exclusive off non-cash compensation
      of $140,120 and $487,132, respectively)                     5,520,108       2,030,556
    General and administrative (exclusive of non-cash
        compensation of $60,630 and $691,776, respectively)       1,747,820       1,078,510
    Research and development (exclusive of non-cash
        compensation of $133,074 and $363,959, respectively)      1,869,177         964,740
    Cost-sharing arrangement with The Santa Cruz Operation          601,974              --
    Non-cash compensation compensation                              333,824       1,542,867
                                                               ------------    ------------
      Total operating expenses                                   10,072,903       5,616,673
                                                               ------------    ------------

LOSS FROM OPERATIONS                                            (10,196,077)     (5,613,560)
                                                               ------------    ------------

EQUITY IN LOSS OF AFFILIATE                                        (647,689)             --
                                                               ------------    ------------

OTHER INCOME (EXPENSE):
    Interest income                                               1,007,819         113,374
    Other income (expense), net                                      19,662            (547)
                                                               ------------    ------------
      Other income, (expense), net                                1,027,481         112,827
                                                               ------------    ------------

LOSS BEFORE INCOME TAXES                                         (9,816,285)     (5,500,733)

PROVISION FOR INCOME TAXES                                          (26,700)        (12,650)
                                                               ------------    ------------

NET LOSS                                                       $ (9,842,985)   $ (5,513,383)
                                                               ============    ============

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK               $         --    $(10,000,000)
                                                               ============    ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                   $ (9,842,985)   $(15,513,383)
                                                               ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $      (0.25)   $      (0.63)
                                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       39,588,452      24,779,808
                                                               ============    ============

OTHER COMPREHENSIVE LOSS:
    Net loss attributable to common stockholders               $ (9,842,985)   $(15,513,383)
    Unrealized loss on available-for-sale securities             (1,865,030)             --
    Foreign currency translation adjustment                         (13,109)        (15,766)
                                                               ------------    ------------
COMPREHENSIVE LOSS:                                            $(11,721,124)   $(15,529,149)
                                                               ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                        Three Months Ended January 31,
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $ (9,842,985)   $ (5,513,383)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         201,394          93,071
       Non-cash compensation                                                                 333,824       1,542,867
       Equity in loss of affiliate                                                           647,689              --
       Issuance of common stock for services                                                      --         134,664
       Changes in operating assets and liabilities:
          Accounts receivable, net                                                           704,876        (153,296)
          Other receivables                                                                       --         375,000
          Inventories                                                                          7,469          54,994
          Other current assets                                                               571,362         (68,719)
          Other assets                                                                       (38,427)          4,454
          Accounts payable                                                                   188,171          31,072
          Payable to The Santa Cruz Operation                                               (898,026)             --
          Accrued liabilities                                                                886,311         274,363
          Deferred revenue                                                                    82,536         105,455
                                                                                        ------------    ------------
            Net cash used in operating activities                                         (7,155,806)     (3,119,458)
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      (162,426)       (154,958)
    Loan to The Santa Cruz Operation                                                      (7,000,000)             --
    Purchase of available-for-sale securities                                             (8,128,152)             --
    Sale of available-for-sale securities                                                 14,368,676              --
    Deferred acquisition costs                                                              (449,836)             --
    Acquisition of investment in non-marketable security                                          --      (2,000,000)
                                                                                        ------------    ------------
            Net cash used in investing activities                                         (1,371,738)     (2,154,958)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from majority stockholder                                                          --         300,000
    Repayment of borrowings from majority stockholder                                             --        (300,000)
    Repayments of long-term debt                                                                  --          (9,460)
    Proceeds from sale of common stock, net of offering costs                                     --         758,743
    Proceeds from sale of Series B convertible preferred stock, net of offering costs             --      29,790,674
    Proceeds from exercise of common stock options                                           249,950          41,143
                                                                                        ------------    ------------
            Net cash provided by financing activities                                        249,950      30,581,100
                                                                                        ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (8,277,594)     25,306,684
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                      76,270         (15,766)
CASH AND CASH EQUIVALENTS, beginning of period                                            36,560,267         121,989
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                                $ 28,358,943    $ 25,412,907
                                                                                        ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

                                                                             Three Months Ended January 31,
                                                                                   2001          2000
                                                                               ------------   -----------
                                                                                      (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for income taxes                                                $      4,223   $         --


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of common shares and the acquisition of a license fee for
        non-marketable securities                                              $         --   $  1,999,497

     Conversion of 6,596,146 shares of common stock to 6,596,146
        shares of Series A convertible preferred stock                         $         --   $      6,596

     Dividends related to Series B convertible preferred stock                 $         --   $ 10,000,000

     Issuance of common shares in exchange for investment in Lineo, Inc.       $         --   $ 10,000,000

     Distribution to majority stockholder for fair value of shares issued in
        excess of the carryover basis of the investment in Lineo, Inc.         $         --   $ (9,999,999)

     Reclassification and write-down of equity method investment in
        marketable security                                                    $  2,309,636   $         --

     See accompanying notes to condensed consolidated financial statements.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

         Caldera Systems, Inc. ("Caldera"), was incorporated as a Utah corporation on August 21, 1998, and was reincorporated as a Delaware corporation on March 6, 2000. Caldera develops and markets software and provides related services that enable the development, deployment and management of Linux-based specialized servers and Internet devices that extend the eBusiness infrastructure. Caldera sells and distributes its software and related products indirectly through distributors and solutions providers, which include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), systems integrators, as well as directly to end-user customers. These sales occur throughout the United States and in certain international locations.

         On August 1, 2000 and as amended on September 13, 2000, December 12, 2000 and February 9, 2001, Caldera Systems, Inc. ("Caldera"), Caldera International, Inc. ("New Caldera"), and The Santa Cruz Operation, Inc. ("SCO") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). As a result of the transactions proposed by the Reorganization Agreement (the "Reorganization"), (i) a newly formed, wholly owned subsidiary of New Caldera will be merged with and into Caldera, with Caldera being the surviving corporation, and all outstanding Caldera securities will be converted, on a share for share basis, into New Caldera securities having identical rights, preferences and privileges, with New Caldera assuming any and all outstanding options and other rights to purchase shares of capital stock of Caldera (with all such New Caldera securities issued to former Caldera security holders initially representing a fully diluted equity interest of approximately 71.9% in New Caldera); (ii) SCO and certain of its subsidiaries will contribute to New Caldera, all of the capital stock held of certain contributed companies as well as certain assets of SCO collectively representing the server and professional services groups of SCO, in consideration for the issuance by New Caldera to SCO of shares of common stock of New Caldera, $0.001 par value ("New Caldera Common Stock"); (iii) New Caldera will assume or replace, as elected by the option holders, all options to acquire common stock of SCO held by SCO employees (other than certain officers of SCO) hired or retained by Caldera and such options will be converted into options to purchase New Caldera Common Stock on a two SCO options in exchange for one New Caldera option basis representing in the aggregate a fully diluted equity interest of approximately 2.8% in New Caldera;
(iv) SCO will receive 16,000,000 shares of New Caldera Common Stock representing in the aggregate a fully diluted equity interest of approximately 25.3% in New Caldera; (v) New Caldera will pay to SCO $23 million in cash, of which $7 million was advanced to SCO in January, 2001; (vi) New Caldera will issue to SCO a non-interest bearing, secured promissory note in the amount of $8 million that will be payable in quarterly installments of $2 million beginning on the first day of the fifth

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES
fiscal quarter following the closing; and (vii) SCO shall be entitled to receive from New Caldera earn-out provisions during the three-year period following the closing representing 45% of the amount by which OpenServer revenues exceed certain threshold amounts. In conjunction with the Reorganization Agreement, The Canopy Group, Inc., a major stockholder of Caldera has agreed to loan $18 million to SCO. If the Reorganization is not completed, SCO will be obligated to repay the $7 million advance to Caldera. Assets of SCO will secure each of these loans.

(2) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Caldera Systems, Inc. and subsidiary (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K are adequate to make the information presented not misleading.

         The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

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

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Caldera and its wholly owned subsidiaries, Caldera Deutschland GmbH ("Caldera GmbH") and Caldera Japan ("Caldera KK"), after elimination of intercompany accounts and transactions.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper or other short-term investments.

AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities include investments in debt securities such as commercial paper, treasury notes and bonds and our investment in Ebiz Enterprises, Inc. These investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. As of January 31, 2001, available-for-sale securities with original maturity dates less than one year totaled approximately $15.7 million and available-for-sale securities with original maturity dates greater than one year totaled approximately $34.6 million.

INVENTORIES

         Inventories consist primarily of raw materials and completed products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of January 31, 2001 and October 31, 2000, inventories consisted of raw materials of approximately $219,300 and $201,800, respectively, and completed products of approximately $162,700 and $187,600, respectively.

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

         Revenue from the sale of software and related products is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEM's and VAR's require a binding purchase order. Prior to November 1, 2000, sales to resellers for which payment was considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which Caldera did not have historical experience were accounted for as consignments and the revenue was recognized once sell-through verification was received and payments from customers became due. Prior to October 31, 1999, Caldera

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES
did not have any consignment arrangements. During the year ended October 31, 2000, approximately 22% of product revenue was derived on a sell-through basis.

         Effective November 1, 2000, the Company began to defer revenue recognition for products sold through the distribution channel until the products have been sold through the channel to the end user. All sales require a binding purchase order. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of the Company's initial software sales is certain telephone and e-mail technical support services the Company provides at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, the Company accrues the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements and maintenance contracts are deferred and recognized over the period of the contract or as the services are provided.

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

         The Company also offers its customers consulting, training and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. This services revenue is recognized as the services are performed.

NET LOSS PER COMMON SHARE

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock for the periods during which they were outstanding. As of January 31, 2000, there were 6,596,146 and 5,000,000 shares of Series A and Series B convertible preferred stock outstanding, respectively, and there were 5,472,649 and 5,848,708 outstanding options to purchase common shares as of January 31, 2000 and 2001, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

(3) EQUITY INVESTMENT IN EBIZ ENTERPRISES, INC

         During the three months ended January 31, 2001, Caldera's ownership interest in Ebiz Enterprises, Inc. ("Ebiz") was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, Caldera discontinued the use of the equity method of accounting for its investment in Ebiz. Caldera now accounts for the investment as an available-for-sale security in accordance with Statement of Financial Accounting Standards ("SFAS") 115. Under SFAS 115, Caldera carries its investment at fair market value using quoted trading prices and records any unrecognized gains or losses as a component of other comprehensive income
(loss). As of January 31, 2001, Caldera reduced the carrying value of its investment to $2.0 million, which was previously recorded at approximately $4.3 million.

         Ebiz' common stock is currently traded on the Over-the-Counter Bulletin Board. On January 31, 2001, Ebiz common stock closed at $0.50 per share. Caldera's carrying amount per share of Ebiz' common stock on January 31, 2001 was approximately $1.08 per share. Management believes that this decline in market value of the stock is not permanent in nature and resulted primarily from market conditions related to technology stocks and that Caldera's ability to recover the carrying amount of its investment has not been permanently impaired. Caldera will continue to evaluate the carrying amount of its investment in Ebiz on an ongoing basis and will record impairment charges as necessary from permanent impairment of its investment. Caldera has the intent and wherewithal to hold its investment in Ebiz long term in order to recover the current decline in market value.

(4) STOCK-BASED COMPENSATION

         The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock. During the three months ended January 31, 2001, the Company granted 507,500 stock options with an average exercise price of $2.10 per share. None of the stock option grants were at prices that were below the estimated fair market value on the date of grant. As of January 31, 2001, there were 5,848,708 stock options outstanding with an average exercise price of $4.40 per share.

         During the three months ended January 31, 2000, the Company granted approximately 2.6 million stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in approximately $5.5 million in deferred compensation. Amortization of deferred compensation was approximately $334,000 and $1.5 million, respectively, during the three months ended January 31, 2001 and 2000.

                     CALDERA SYSTEMS, INC. AND SUBSIDIARIES

(5) SEGMENT INFORMATION

         SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosures related to components of a company for which separate financial information is available and evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. The Company has determined that it does not have any separately reportable operating segments. However, the Company does sell software and related products in geographic locations outside of the United States.

         Revenue attributed to individual countries based on the location of sales to unaffiliated customers for the three months ended January 31, 2001 and 2000 is as follows:


                                      Three Months Ended January 31,
                                           2001         2000
                                        ----------   ----------
Revenue:
 United States                          $  711,384   $  390,710
 Asia pacific                              284,184       41,923
 Europe                                     40,537       94,325
 Other countries                            17,555       26,241
                                        ----------   ----------
    Total revenue                       $1,053,660   $  553,199
                                        ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing as well as our Annual Report on Form 10-K for the year ended October 31, 2000 filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this quarterly filing.

OVERVIEW

         We began operations in 1994 as Caldera, Inc. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit that was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., ("Caldera") a newly formed corporation. Caldera has operated as a separate legal entity engaged in developing and marketing Linux software since September 1, 1998. Since September 1, 1998, we have invested heavily in the expansion of our sales, marketing and professional services organizations to support our long-term growth strategy. As a result, our employee headcount has increased from 28 at September 1, 1998 to 192 at January 31, 2001. We have incurred net losses in each fiscal period since inception and as of January 31, 2001, had an accumulated deficit of $59.9 million.

         On February 9, 2001, Caldera, Caldera International, or New Caldera, and The Santa Cruz Operation, Inc. or SCO, entered into an amendment to the reorganization agreement that was originally entered into on August 1, 2000 and was subsequently amended on September 13, 2000 and December 12, 2000. The reorganization agreement provides for a combination with the server and professional services groups of SCO. If the combination closes, each share of Caldera common stock will be exchanged for one share of common stock of New Caldera. SCO will receive 16 million shares of New Caldera (representing approximately 25.3% of New Caldera on a fully diluted basis), $23 million in cash (of which $7 million was advanced to SCO on January 26, 2001 in the form of a 10% interest-bearing promissory note) and a non-interest bearing promissory note in the amount of $8 million. In addition, if the OpenServer line of business of the server and professional services groups generates revenue in excess of specified thresholds during the three-year period following the completion of the combination, SCO will have earn-out rights entitling SCO to receive 45% of this excess revenue. SCO employees who join New Caldera will receive options to purchase approximately 1.8 million shares of common stock of New Caldera (representing approximately 2.8% of New Caldera on a fully diluted basis). In the combination, Caldera will become a subsidiary of New Caldera.

         Substantially all of our current revenue is derived from sales of Linux products and related services. We expect that until the closing of the Reorganization, the majority of our revenue will continue to be derived from sales of our eDesktop and eServer products. If the acquisition of the SCO server and professional services groups is completed, the majority of our revenue will be derived from sales of OpenServer and UnixWare products as well as from products resulting from the integration of our Linux products with the OpenServer and UnixWare products and related applications.

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

         We recognize revenue in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, or SOP 97-2 and Statement of Position 98-9, or SOP 98-9. Accordingly, revenue from the sale of software and related products is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. All sales into the distribution channel or to OEM's and VAR's require a binding purchase order. Prior to November 1, 2000, sales to resellers for which payment was considered to be substantially contingent on the reseller's success in distributing individual units of the product or sales to resellers with which Caldera did not have historical experience were accounted for as consignments and the revenue was recognized once sell-through verification was received and payments from customers became due. Prior to October 31, 1999, Caldera did not have any consignment arrangements. During the year ended October 31, 2000, approximately 22% of product revenue was derived on a sell-through basis.

         Effective November 1, 2000, the Company began to defer revenue recognition for products sold through the distribution channel until the products have been sold through the channel to the end user. All sales require a binding purchase order. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. Generally, the only multiple element arrangement of our initial software sales is certain telephone and e-mail technical support services we provide at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, we accrue the estimated costs of providing the services at the time of revenue recognition. Revenue from extended support agreements or maintenance contracts is deferred and recognized over the period of the contract or as the services are provided.

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

         We also offer our customers consulting, training and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. This services revenue is recognized as the services are performed.

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

         General and administrative expenses are composed of professional fees, salaries and related costs for accounting, administrative, finance, human resources, and legal personnel.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000

Revenue

         Our revenue was $1.1 million for the three-month period ended January 31, 2001 and $553,000 for the three-month period ended January 31, 2000. During the three-month period ended January 31, 2001, approximately 43 percent of our revenue was generated from the sale of software and related products. During the three-month period ended January 31, 2000, approximately 71 percent of our revenue was generated from the sale of software and related products. Revenue from international customers was approximately 32 percent of total revenue for the three-month period ended January 31, 2001, and 29 percent of total revenue for the three-month period ended January 31, 2000.

         Software and Related Products. Our software and related products revenue was $452,000 for the three-month period ended January 31, 2001 and $395,000 for the three-month period ended January 31, 2000, an increase of $57,000, or 15%. The increase during the three-month period ended January 31, 2001 was primarily attributed to the release of Caldera Volution, our second eBusiness product that was released late in January 2001. During the three-month period ended January 31, 2001 revenue from corporate and OEM customers exceeded our revenue from retail sales as Caldera has continued to focus on corporate and OEM accounts while competition and pricing pressures have continued to weaken retail sales.

         Services. Our services revenue was $601,000 for the three-month period ended January 31, 2001 and $158,000 for the three-month period ended January 31, 2000, an increase of $443,000, or 280%. The increase in services revenue over the same three-month period of the prior year was primarily attributed to our increased education and training-related offerings as well as from promotional fees received from our Linux training program.

Cost of Revenue

         Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $227,000 for the three-month period ended January 31, 2001 and $295,000 for the three-month period ended January 31, 2000, a decrease of $68,000, or 23%. Cost of software and related products revenue as a percentage of software and related products revenue was 50% for the three-month period ended January 31, 2001 and 75% for the three-month period ended January 31, 2000. The decrease as a percentage of software and related products revenue is attributed to the release of Caldera Volution and our focus on corporate and OEM accounts, which have a higher gross margin percentage. In addition, we recorded an inventory reserve of approximately $43,000 during the three-month period ended January 31, 2000.

         Cost of Services Revenue. Our cost of services revenue was $950,000 for the three-month period ended January 31, 2001 and $255,000 for the three-month period ended January 31, 2000, an increase of $695,000, or 272%. The increase in cost of services revenue was due in part to additional employees and other internal costs to increase our support offerings as well as for costs related to our Linux training program. Cost of services revenue as a percentage of services revenue was 158% for the three-month period ended January 31, 2001 and 161% for the three-month period ended January 31, 2000.

Operating Expenses

         Sales and Marketing. Our sales and marketing expenses were $5.5 million for the three-month period ended January 31, 2001 and $2.0 million for the three-month period ended January 31, 2000, an increase of $3.5 million, or 172%. The increase was primarily attributed to additional marketing expenses in anticipation of our acquisition of the server software and professional services groups of SCO, marketing expenses related to the launch and release of Caldera Volution, attendance at two major Linux tradeshows and increased personnel costs.

         General and Administrative. Our general and administrative expenses were $1.7 million for the three-month period ended January 31, 2001 and $1.1 million for the three-month period ended January 31, 2000, an increase of $669,000, or 62%. The increase in expenses was mainly attributed to increased salaries and benefits for additional general and administrative employees and increased facilities and related costs consistent with our growth in personnel and overall business.

         Research and Development. Our research and development expenses were $1.9 million for the three-month period ended January 31, 2001 and $1.0 million for the three-month period ended January 31, 2000, an increase of $904,000, or 94%. The increase in research and development expenses was primarily attributed to payroll costs and related benefits for additional employees for software development and quality assurance as our research and development staff increased from 36 as of January 31, 2000 to 62 as of January 31, 2001.

         Cost-sharing Arrangement with The Santa Cruz Operation. During August 2000 and after entering into the reorganization agreement with SCO to acquire the server software and professional services groups, the Company and SCO agreed that Caldera would reimburse SCO for certain employee payroll and related costs. Caldera agreed to reimburse SCO for costs related to certain employees that SCO had identified for termination in a company-wide layoff in September 2000. Caldera viewed these employees as a critical part of the success of the new combined company and SCO agreed to retain the employees if Caldera would reimburse SCO for a portion of their payroll and related costs. At the time Caldera committed to reimburse SCO for these employee costs, the ultimate amount was not determinable and both parties agreed that the amount would be determined prior to the completion of the acquisition. During December 2000, both parties agreed, pursuant to an amendment to the reorganization agreement, that Caldera would reimburse SCO $1.5 million relating to services rendered from August though December 2000. Accordingly, as of October 31, 2000, Caldera accrued $898,026. The Company recorded the remaining $601,974 during the three-month period ended January 31, 2001. Caldera made the $1.5 million payment to SCO on January 26, 2001.

         Non-cash Compensation. In connection with stock options granted to employees, we amortized approximately $334,000 of deferred compensation during the three-month period ended January 31, 2001. During the three-month period ended January 31, 2000, we amortized $1.5 million of deferred compensation.

Equity in Loss of Affiliate

         Through January 5, 2001, Caldera accounted for its investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, Caldera recognized its portion of the net income or net loss of Ebiz in its consolidated statement of operations. For the three months ended January 31, 2001, Caldera recognized approximately $431,000 in its statement of operations that represented its portion of Ebiz's net loss for the period from October 31, 2000 through January 5, 2001. Additionally, because Ebiz had a stockholders' deficit at the time of Caldera's investment, Caldera was amortizing, on a straight-line basis, the difference between its portion of the Ebiz net stockholders' deficit and Caldera's basis in the Ebiz common stock. For the three months ended January 31, 2001, Caldera recognized approximately $217,000 of amortization in connection with its investment in Ebiz.

         During the three-month period ended January 31, 2001, Caldera's ownership interest in Ebiz was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, Caldera discontinued the use of the equity method of accounting for its investment in Ebiz. Subsequent to January 5, 2001, Caldera has accounted for its investment as an available-for-sale security in accordance with SFAS 115. Under SFAS 115, Caldera carries its investment at fair market value using quoted trading prices. As of January 31, 2001 had an unrecognized loss of approximately $2.3 million as a component of other comprehensive loss.

Other Income (Expense), net

         Other income (expense), net consists primarily of interest income received on cash and equivalents. Interest income was $1.0 million during the three-month period ended January 31, 2001, and $113,000 during the three-month period ended January 31, 2000. The increase is related to higher cash balances during the period ended January 31, 2001.

Provision for Income Taxes

         For the three-month periods ended January 31, 2001 and 2000, our subsidiary, Caldera GmbH, incurred income tax expense of $27,000 and $13,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception as a separate legal entity in August 1998, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

         As of January 31, 2001, we had cash and cash equivalents and available-for-sale securities of $78.7 million and working capital of $82.1 million. Decreases in cash and cash equivalents and working capital from October 31, 2000 were the result of cash used in operations of approximately $7.2 million, a cost-sharing payment to SCO of $1.5 million and an advance of $7.0 million to SCO as part of the consideration for the server and professional services groups.

         Our net cash used in operations during the three-month period ended January 31, 2001 was $7.2 million. Cash used in operations was primarily attributed to the net loss of $9.8 million. The net loss was partially offset by non-cash charges for the amortization of deferred compensation, depreciation and amortization and equity in loss of affiliate.

         Our investing activities have historically consisted of purchases of property and equipment and certain intangible assets, investing in strategic partners and the purchase of available-for-sale securities. During the three-month period ended January 31, 2001, cash used in investing activities was $1.4 million. The primary uses of cash during the three-month period ended January 31, 2001 were for a $7.0 million payment made to SCO as part of the consideration for the Reorganization as well as costs paid for capital expenditures and acquisition costs partially offset by the net proceeds received from the purchase and sale of available-for-sale securities. We anticipate that we will experience an increase in the level of our capital expenditures, lease commitments and investment activities as we grow our operations.

         In conjunction with the signing of the reorganization agreement, Caldera advanced the $7 million cash portion of the purchase price for the server and professional services groups in the form of a promissory note that matures on either of the closing of the combination or the date of termination of the reorganization agreement. The loan was made on January 26, 2001. If the combination closes, the loan will be treated by Caldera and SCO as part of the cash portion of the consideration to SCO for the server and professional services groups. The loan is secured by a first priority security interest in all of SCO's assets and is convertible at Caldera's option into SCO common stock at a price per share of $2.44, the closing price of SCO's common stock on January 26, 2001.

         Our financing activities provided approximately $250,000 during the three-month period ended January 31, 2001 as a result of the exercise of vested stock options.

         As of January 31, 2001, we had no outstanding debt obligations.

         Caldera's accounts receivable balance decreased from $1.5 million as of October 31, 2000 to $840,000 as of January 31, 2001, a decrease of $705,000. The decrease in accounts receivable relates to collections of customer balances as well as an increase in the Company's reserve for sales returns. The allowance for doubtful accounts decreased from $312,000 as of October 31, 2000 to $225,000 as of January 31, 2001, a decrease of $87,000. As a percentage of total accounts receivable, the allowance increased slightly from 17 percent as of October 31, 2000 to 21 percent as of January 31, 2001, as Caldera increased its general provision for uncollectable accounts as a result of concerns related to certain past due accounts.

         Management believes that its current cash and cash equivalents and available-for-sale securities will be sufficient to meet capital expenditures and working capital requirements for at least the next twelve months. However, Caldera may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complimentary businesses or technologies, respond to unanticipated requirements or to fund the acquired operations of the server software and professional services groups of SCO if the acquisition is completed. Management cannot assure you that additional funding will be available in amounts or on terms acceptable to Caldera. If sufficient funds are not available or are not available on acceptable terms, the ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as amended, became effective for the Company beginning November 1, 2000. The adoption of this statement did not have a material impact on our results of operations, financial position or liquidity.

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 during the quarter ended January 31, 2001. The adoption of SAB 101 did not have a material impact on our results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY RISK

         Caldera's German subsidiary, Caldera Deutschland, GmbH, performs research and development activities. To date, foreign currency fluctuations have had little effect on Caldera's business because only its German subsidiary's contracts, payables and receivables are denominated in a foreign currency. As of January 31, 2001, the assets of Caldera Deutschland were approximately $953,000. All other transactions of Caldera's business are denominated in the U.S. dollar. As time passes and as management sees fit, more transactions in Europe and Asia may be denominated in local currencies. As Caldera expands operations in Europe and Asia, management will continue to evaluate its foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. Management has not revised its current business practices to conform to Europe's conversion to the euro. Caldera has not modified any of its products to address Europe's conversion to the euro. Additionally, Caldera has not engaged in any foreign currency hedging activities.

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

INTEREST RATE RISK

         The primary objective of Caldera's cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities in which Caldera invests may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, Caldera will invest in a broad range of short-term fixed income securities with varying maturities. As of January 31, 2001, available-for-sale securities included money market instruments, tax-exempt municipal funds, notes, and bonds, US government security backed instruments and our investment in Ebiz. Caldera does not borrow money for short-term investment purposes.

INVESTMENT RISK

         Caldera has invested in equity instruments of privately held and public companies for business and strategic purposes. Investments in privately held companies are included under the caption Investments in the consolidated balance sheet and are accounted for under the cost method as Caldera's ownership is less than 20 percent and Caldera is not able to exercise influence over operations. Caldera's only investment to date in a public Company is in Ebiz Enterprises, Inc., which is included in the caption available-for-sale securities in the condensed consolidated balance sheet as of January 31, 2001. Caldera's investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. To date, no such impairment losses have been recorded.

RISK FACTORS

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO ASSESS THE RISKS RELATED TO OUR BUSINESS

         Although we began operations in 1994, during the past 24 months we have substantially revised our business plan to focus on Linux for eBusiness, made additions to our product line and hired a significant number of new employees, including key members of our management team. In January 2000, we released our server product, eServer. In January 2001, we released our management product, Volution. Our historical sales have been primarily from our OpenLinux products, including OpenLinux 2.3 (renamed eDesktop because of its focus on the desktop environment), which were historically developed for first-time Linux users who predominantly have experience using Windows desktop environments. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux software. These risks also include our ability to:

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

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE

         We have never been profitable and do not expect to achieve profitability until at least fiscal year 2002. If our revenue declines or grows at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenue to achieve or sustain profitability or generate positive cash flow. For the three months ended January 31, 2001, we incurred a net loss of approximately $9.8 million. As of January 31, 2001, we had incurred total net losses of approximately $66.3 million since the inception of our business in 1994. We expect to continue to incur net losses because we anticipate incurring significant expenses in connection with developing our products, hiring and training employees, expanding our market reach and building awareness of our brand. We forecast our future expense levels based on our operating plans and our estimates of future revenue. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. FLUCTUATIONS IN OUR OPERATING RESULTS OR THE FAILURE OF OUR OPERATING RESULTS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS MAY NEGATIVELY IMPACT OUR STOCK PRICE

         Our quarterly operating results have varied in the past and we expect them to fluctuate significantly in the future due to a variety of factors that could affect our revenue or our expenses in any particular quarter. Historically, we have experienced substantial fluctuations in our software and related products revenue from period to period relating to the introduction of new products and new versions of our existing products. For example, revenue from software and related products for the quarter ended April 30, 1999 was approximately $482,000 and increased to approximately $1.0 million during the quarter ended July 31, 1999. Software and related products revenue decreased to approximately $775,000 during the quarter ended October 31, 1999, further decreased to approximately $395,000 during the quarter ended January 31, 2000 and then increased to approximately $1.1 million for the quarter ending April 30, 2000. Software and related products revenue then decreased to approximately $631,000 during the quarter ended July 31, 2000. Software and related products revenue increased to approximately $845,000 for the quarter ended October 31, 2000 and most recently has decreased to approximately $452,000 during the quarter ended January 31, 2001. These quarterly revenue fluctuations were primarily due to the fluctuation of sales of our OpenLinux products, and these fluctuations in revenue can be expected to continue as a result of fluctuating sales of all of our products, including our new product offerings.

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

         In particular, we are highly dependent on our relationships with our distribution partners, such as Ingram Micro, Navarre Corporation and Tech Data, domestically, and MediaGold in Europe, for the distribution of our products. Sales to all distributors accounted for approximately 12 percent of our total revenue for the three-month period ended January 31, 2001. We plan to continue to develop relationships with new distributors to introduce product and service offerings into new markets, including into foreign countries. If any of these distribution partners do not provide opportunities for growth or become closed to us, or if we are unable to create new distribution channels for new markets, we will be required to seek alternative channels of distribution for our products and services. We may be unable to do so, in which case our business would suffer.

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

WE COULD BE PREVENTED FROM SELLING OR DEVELOPING OUR PRODUCTS IF THE GNU GENERAL PUBLIC LICENSE AND SIMILAR LICENSES UNDER WHICH ARE PRODUCTS ARE DEVELOPED AND LICENSED ARE NOT ENFORCEABLE

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

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED

         We believe that broad recognition and a favorable audience perception of the Caldera Systems brand will be essential to our success. If our brand does not achieve broad recognition as the leading provider of Linux solutions for eBusiness, our success will be limited. We intend to build brand recognition through advertising our products and services and by marketing www.calderasystems.com as a premier online resource for eBusiness solutions. During the three months ended January 31, 2001, we spent approximately $907,000 for advertising. We expect to significantly increase our advertising expenses in future periods as we build the Caldera Systems brand and awareness of our products and services. We may lack the resources necessary to accomplish these initiatives. Even if the resources are available, we cannot be certain that our brand enhancement strategy will deliver the brand recognition and favorable audience perception that we seek. If our strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Even if we achieve greater recognition of our brand, competitors with greater resources or a more recognizable brand could reduce our market share of the emerging Linux market, as well as the broader market for the provision of eBusiness solutions.

OUR STRATEGY TO PROVIDE SOLUTIONS FOR eBUSINESS DEPENDS UPON OUR ABILITY TO SUCCESSFULLY INTRODUCE PRODUCTS TAILORED FOR eBUSINESS

         To date, practically all of our sales revenue has come from retail sales of OpenLinux, which is designed to assist the first-time Linux user who may be familiar with a Windows, desktop environment. However, our business model is targeted toward using Linux solutions to facilitate eBusiness. In order for our strategy of providing Linux solutions for eBusiness to be successful, we must provide products that meet the needs of solutions providers and their eBusiness customers. In January 2000, we released our server product, OpenLinux eServer. In January 2001, we released Volution, our second eBusiness product. These new products, our primary eBusiness products, may not be adopted by solutions providers and their customers for any number of reasons, including lack of customer awareness of our company and our products, malfunction of the products and failure to meet needs of eBusiness. If our eBusiness products are not successful, we will fail to execute our strategy and our sales may not grow.

WE COULD LOSE REVENUE AS A RESULT OF SOFTWARE ERRORS OR DEFECTS

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY MANAGE GROWTH

         We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow. We had 28 employees when we began operations as a separate legal entity in September 1998. As of January 31, 2001, the number had increased to 192. We expect that the number of our employees will continue to increase for the foreseeable future.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Caldera Systems, Inc. did not file any reports on Form 8-K during the three months ended January 31, 2001:

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 16, 2001                    CALDERA SYSTEMS, INC.

                                              By:  /s/ Robert K. Bench
                                                   ----------------------------
                                                   Robert K. Bench
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)