Form 10-Q
period 2001-04-30
CALDERA INTERNATIONAL INC/UT
filed 2001-06-14
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2001
                                       OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________

                         Commission file number 0-29911

                           CALDERA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     87-0662823
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             240 West Center Street
                                Orem, Utah 84057
              (Address of principal executive office and zip code)

                                 (801) 765-4999
              (Registrant's telephone number, including area code)

                              CALDERA SYSTEMS, INC.
                   (Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES [X] NO [ ]

AS OF JUNE 12, 2001, THERE WERE 57,026,361 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                           CALDERA INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of April 30, 2001 and
           October 31, 2000 ...................................................................    3
         Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the three and six months ended April 30, 2001 and 2000 ......    4
         Condensed Consolidated Statements of Cash Flows for the six months ended
           April 30, 2001 and 2000 ............................................................    5
         Notes to Condensed Consolidated Financial Statements .................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations .........................................................................   15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................   23
         Risk Factors .........................................................................   25
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ....................................................................   35
Item 2.  Changes in Securities and Use of Proceeds ............................................   35
Item 3.  Defaults Upon Senior Securities ......................................................   35
Item 4.  Submission of Matters to a Vote of Security Holders ..................................   36
Item 5.  Other Information ....................................................................   36
Item 6.  Exhibits and Reports on Form 8-K .....................................................   36
Item 7.  Signatures ...........................................................................   37

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 April 30,               October 31,
                                                                                   2001                     2000
                                                                              --------------           --------------
                                                                               (unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $   20,244,536           $   36,560,267
    Available-for-sale securities                                                 47,022,729               54,179,307
    Accounts receivable, net of allowance for doubtful accounts of
      $98,500 and $312,300, respectively                                           1,990,715                1,544,526
    Note receivable from The Santa Cruz Operation                                  7,000,000                       --
    Inventories                                                                      189,311                  389,438
    Other current assets                                                             592,200                1,310,173
                                                                              --------------           --------------
      Total current assets                                                        77,039,491               93,983,711
                                                                              --------------           --------------

PROPERTY AND EQUIPMENT:
    Computer equipment                                                             1,298,036                1,321,806
    Furniture and fixtures                                                         1,097,330                1,097,048
    Leasehold improvements                                                           354,025                  342,015
                                                                              --------------           --------------
                                                                                   2,749,391                2,760,869
    Less accumulated depreciation and amortization                                (1,349,214)              (1,171,549)
                                                                              --------------           --------------
      Net property and equipment                                                   1,400,177                1,589,320
                                                                              --------------           --------------

INVESTMENTS IN NON-MARKETABLE SECURITIES:
    Affiliate                                                                      1,179,704                1,179,704
    Non-affiliates                                                                 3,999,497                3,999,497
                                                                              --------------           --------------
                                                                                   5,179,201                5,179,201
                                                                              --------------           --------------

EQUITY INVESTMENT IN AFFILIATE                                                            --                4,957,325
                                                                              --------------           --------------

OTHER ASSETS, net                                                                  4,020,932                1,808,746
                                                                              --------------           --------------

      Total assets                                                            $   87,639,801           $  107,518,303
                                                                              ==============           ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable                                                          $    3,098,865           $    2,414,359
    Payable to The Santa Cruz Operation                                                   --                  898,026
    Accrued liabilities                                                            2,039,814                1,664,818
    Deferred revenue                                                                 554,681                  326,330
                                                                              --------------           --------------
      Total current liabilities                                                    5,693,360                5,303,533
                                                                              --------------           --------------

MINORITY INTEREST                                                                    172,700                       --
                                                                              --------------           --------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 25,000,000 shares authorized,
      none outstanding                                                                    --                       --
    Common stock, $0.001 par value; 75,000,000 shares authorized,
      39,749,105 and 39,444,457 shares outstanding, respectively                      39,749                   39,444
    Additional paid-in capital                                                   154,948,635              155,649,244
    Deferred compensation                                                         (2,071,879)              (3,714,720)
    Accumulated other comprehensive income                                           414,366                  299,456
    Accumulated deficit                                                          (71,557,130)             (50,058,654)
                                                                              --------------           --------------
      Total stockholders' equity                                                  81,773,741              102,214,770
                                                                              --------------           --------------

      Total liabilities and stockholders' equity                              $   87,639,801           $  107,518,303
                                                                              ==============           ==============


     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS


                                                                         Three Months Ended April 30,   Six Months Ended April 30,
                                                                         ---------------------------   ---------------------------
                                                                             2001           2000           2001           2000
                                                                         ------------   ------------   ------------   ------------
                                                                                (unaudited)                     (unaudited)

REVENUE:
      Software and related products                                      $  1,397,025   $  1,122,854   $  1,849,381   $  1,517,694
      Services                                                                201,213        238,280        802,517        396,639
                                                                         ------------   ------------   ------------   ------------
        Total revenue                                                       1,598,238      1,361,134      2,651,898      1,914,333
                                                                         ------------   ------------   ------------   ------------

COST OF REVENUE:
     Software and related products                                          1,439,854        733,333      1,666,357      1,028,135
     Services                                                                 367,655        349,300      1,317,986        604,584
                                                                         ------------   ------------   ------------   ------------
        Total cost of revenue                                               1,807,509      1,082,633      2,984,343      1,632,719
                                                                         ------------   ------------   ------------   ------------

GROSS MARGIN (DEFICIT)                                                       (209,271)       278,501       (332,445)       281,614
                                                                         ------------   ------------   ------------   ------------

OPERATING EXPENSES:
      Sales and marketing (exclusive of non-cash compensation of
        $26,608, $418,700, $166,728 and $905,832, respectively)             4,858,636      3,847,785     10,378,744      5,878,341
      General and administrative (exclusive of non-cash compensation of
        $123,050, $755,338, $183,680 and $1,447,114, respectively)          1,333,421      1,426,196      3,081,241      2,504,706
      Research and development (exclusive of non-cash compensation of
        $107,211, $240,904, $240,285 and $604,863, respectively)            2,226,325      1,315,204      4,095,502      2,279,944
      Cost-sharing arrangement with The Santa Cruz Operation                       --             --        601,974             --
      Write-down of investments                                             4,309,636             --      4,309,636             --
      Non-cash compensation                                                   256,869      1,414,942        590,693      2,957,809
                                                                         ------------   ------------   ------------   ------------
        Total operating expenseses                                         12,984,887      8,004,127     23,057,790     13,620,800
                                                                         ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                                      (13,194,158)    (7,725,626)   (23,390,235)   (13,339,186)
                                                                         ------------   ------------   ------------   ------------

EQUITY IN LOSS OF AFFILIATE                                                        --             --       (647,689)            --
                                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
      Interest income                                                       1,600,337        747,834      2,608,156        861,208
      Other income (expense), net                                             (39,154)            --        (19,492)          (547)
                                                                         ------------   ------------   ------------   ------------
        Other income, netxpense), net                                       1,561,183        747,834      2,588,664        860,661
                                                                         ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                                                  (11,632,975)    (6,977,792)   (21,449,260)   (12,478,525)

PROVISION FOR INCOME TAXES                                                    (22,516)       (14,500)       (49,216)       (27,150)
                                                                         ------------   ------------   ------------   ------------

NET LOSS                                                                 $(11,655,491)  $ (6,992,292)  $(21,498,476)  $(12,505,675)
                                                                         ============   ============   ============   ============

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK                         $         --   $ (2,252,717)  $         --   $(12,252,717)
                                                                         ============   ============   ============   ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                             $(11,655,491)  $ (9,245,009)  $(21,498,476)  $(24,758,392)
                                                                         ============   ============   ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                              $      (0.29)  $      (0.32)  $      (0.54)  $      (0.93)
                                                                         ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 39,692,471     28,602,324     39,639,599     26,670,075
                                                                         ============   ============   ============   ============

OTHER COMPREHENSIVE LOSS:
      Net loss attributable to common stockholders                       $(11,655,491)  $ (9,245,009)  $(21,498,476)  $(24,758,392)
      Unrealized gain (loss) on available-for-sale securities                   2,744             --       (152,650)            --
      Foreign currency translation adjustment                                  11,033          3,809         (2,076)       (11,957)
                                                                         ------------   ------------   ------------   ------------
COMPREHENSIVE LOSS:                                                      $(11,641,714)  $ (9,241,200)  $(21,653,202)  $(24,770,349)
                                                                         ============   ============   ============   ============



     See accompanying notes to condensed consolidated financial statements.

                      CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                                  Six Months Ended April 30,
                                                                                                  2001                 2000
                                                                                             -------------         -------------
                                                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 $ (21,498,476)        $ (12,505,675)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Write-down of investments                                                                 4,309,636                    --
       Depreciation and amortization                                                               426,702               171,119
       Non-cash compensation                                                                       590,693             2,957,809
       Equity in loss of affiliate                                                                 647,689                    --
       Loss on disposal of assets                                                                   41,485
       Issuance of common stock for services                                                            --               134,664
       Changes in operating assets and liabilities:
          Accounts receivable, net                                                                (446,189)             (574,475)
          Other receivables                                                                             --               371,684
          Inventories                                                                              200,127               (97,471)
          Other current assets                                                                     717,973            (1,699,383)
          Other assets                                                                             (80,884)               29,536
          Accounts payable                                                                         684,506               726,911
          Payable to The Santa Cruz Operation                                                     (898,026)                   --
          Accrued liabilities                                                                      374,996               505,901
          Deferred revenue                                                                         228,351                58,050
                                                                                             -------------         -------------
            Net cash used in operating activities                                              (14,701,417)           (9,921,330)
                                                                                             -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                            (231,983)             (601,366)
    Loan to The Santa Cruz Operation                                                            (7,000,000)                   --
    Proceeds from available-for-sale securities, net                                             7,224,699                    --
    Deferred acquisition costs                                                                  (2,178,363)                   --
    Acquisition of investment in non-marketable security                                                --            (2,000,000)
                                                                                             -------------         -------------
            Net cash used in investing activities                                               (2,185,647)           (2,601,366)
                                                                                             -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from majority stockholder                                                                --               300,000
    Repayment of borrowings from majority stockholder                                                   --              (300,000)
    Repayments of long-term debt                                                                        --                (9,460)
    Proceeds from sale of common stock, net of offering costs                                           --            73,390,235
    Proceeds from sale of Series B convertible preferred stock, net of offering costs                   --            29,790,674
    Minority interest in subsidiary                                                                172,700                    --
    Proceeds from sale of common stock through ESP program                                          91,286                    --
    Proceeds from exercise of common stock options                                                 260,568               176,484
                                                                                             -------------         -------------
            Net cash provided by financing activities                                              524,554           103,347,933
                                                                                             -------------         -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (16,362,510)           90,825,237
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                            46,789               (11,957)
CASH AND CASH EQUIVALENTS, beginning of period                                                  36,560,267               121,989
                                                                                             -------------         -------------
CASH AND CASH EQUIVALENTS, end of period                                                     $  20,244,546         $  90,935,269
                                                                                             =============         =============


     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                          Six Months Ended April 30,
                                                                                          2001                 2000
                                                                                       ------------        ------------
                                                                                                 (unaudited)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of common shares and the acquisition of a license fee for
        non-marketable securities                                                      $         --        $  1,999,497

     Conversion of 6,596,146 shares of common stock to 6,596,146
        shares of Series A convertible preferred stock                                 $         --        $      6,596

     Conversion of 6,596,146 shares of Series A convertible preferred stock and
        5,000,000 shares of Series B convertible preferred stock to 11,596,146
        shares of common stock                                                         $         --        $     11,596

     Dividends related to Series B convertible preferred stock                         $         --        $ 12,252,717

     Issuance of common shares in exchange for investment in Lineo, Inc.               $         --        $ 10,000,000

     Distribution to majority stockholder for fair value of shares issued in
        excess of the carryover basis of the investment in Lineo, Inc.                 $         --        $ (9,999,999)

     Distribution to majority stockholder for license rights                           $         --        $   (450,849)


     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

         Caldera Systems, Inc. ("Caldera Systems"), was incorporated as a Utah corporation on August 21, 1998, and was reincorporated as a Delaware corporation on March 6, 2000. On May 7, 2001, Caldera Systems was merged into Caldera International, Inc. ("Caldera"). Caldera Systems developed and marketed software and provided related services that enabled the development, deployment and management of Linux-based specialized servers and Internet devices that extend the eBusiness infrastructure. Caldera Systems sold and distributed its software and related products indirectly through distributors and solutions providers, which include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), and systems integrators, as well as directly to end-user customers. These sales occurred throughout the United States and in certain international locations.

         On May 7, 2001, Caldera International, acquired all of the assets of the server and professional services groups of The Santa Cruz Operation, Inc. ("SCO") pursuant to an Agreement and Plan of Reorganization, dated as of August 1, 2000 and as amended on September 13, 2000, December 12, 2000, and February 9, 2001, among Caldera, Caldera Systems and SCO (as amended, the "Agreement"). Under the Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups of SCO, including all of the capital stock of certain SCO subsidiaries. Additionally, each share of existing Caldera Systems stock, as well as options to purchase shares of Caldera Systems stock, were converted into an equal number of shares of Caldera stock and options to purchase shares of Caldera stock.

         In consideration for the sale and transfer to Caldera of the stock and assets of the server and professional services groups by SCO and their respective subsidiaries, Caldera (i) issued to SCO 16,000,000 shares of its common stock (1,600,000 of which are being held in escrow), (ii) offered to issue options to purchase up to an aggregate of 1.8 million shares of Caldera common stock to holders of options to purchase SCO common stock who were to become employees of Caldera, (iii) paid to SCO $23.0 million in cash, including the forgiveness of $7.0 million of indebtedness owed by SCO to Caldera, and (iv) delivered a non-interest bearing promissory note in the amount of $8.0 million that will be paid in quarterly installments of $2.0 million beginning in the fifth fiscal quarter after the combination. In addition, if the OpenServer line of business of the server and professional services groups generates revenue in excess of specified thresholds during the three-year period following the combination, SCO will have earn out rights entitling it to receive 45% of the excess revenue as defined in the Agreement. The consideration paid was determined by arms-length negotiations.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


         The server group of SCO provides server software for networked business computing and is a leading producer of UNIX server operating systems. The professional services group of SCO complements the server group and provides professional services to implement and maintain UNIX system software products. The acquisition of the server and professional services groups of SCO provides Caldera with 18 offices throughout the world and ownership of the largest Linux/UNIX distribution channel with over 15,000 resellers worldwide. Application and hardware solution providers now have a single Linux company that can facilitate the marketing and delivery of business solutions to all major markets globally.

(2) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Caldera International, Inc. and subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K are adequate to make the information presented not misleading.

         The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three and six months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

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

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Caldera and its wholly owned subsidiary, Caldera Deutschland GmbH ("Caldera GmbH") and its majority owned subsidiary, Caldera Japan ("Caldera KK"), after elimination of intercompany accounts and transactions.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper or other short-term investments.

AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities include investments in debt securities such as commercial paper, treasury notes and bonds. These investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. As of April 30, 2001, available-for-sale securities with original maturity dates less than one year totaled approximately $29.0 million and available-for-sale securities with original maturity dates greater than one year totaled approximately $18.0 million.

INVENTORIES

         Inventories consist primarily of raw materials and completed products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of April 30, 2001 and October 31, 2000, inventories consisted of raw materials of approximately $142,400 and $201,800, respectively, and completed products of approximately $46,900 and $187,600, respectively.

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

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


received and payments from customers became due. Prior to October 31, 1999, Caldera did not have any consignment arrangements. During the year ended October 31, 2000, approximately 22% of product revenue was derived on a sell-through basis.

         Effective November 1, 2000, the Company began to defer revenue recognition for products sold through the distribution channel until the products have been sold through the channel to the end user. All sales require a binding purchase order. Direct sales to end-users are evidenced by concurrent payment for the product and are governed by a license agreement. Generally, the only multiple element arrangement of the Company's initial software sales is certain telephone and e-mail technical support services the Company provides at no additional charge. These services do not include product update or upgrade rights. After the initial support period, customers can elect to enter into separate support agreements. The cost of providing the initial support services is not significant; accordingly, the Company accrues the estimated costs of providing the services at the time of revenue recognition. Revenue from the extended support agreements and maintenance contracts are deferred and recognized over the period of the contract or as the services are provided.

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

NET LOSS PER COMMON SHARE

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock for the periods during which they were outstanding. There were approximately 5.5 million and approximately 6.5 million outstanding options to purchase common shares as of April 30, 2001 and 2000, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


(3) EQUITY INVESTMENT IN EBIZ ENTERPRISES, INC

         During the three months ended January 31, 2001, the Company's ownership interest in Ebiz Enterprises, Inc. ("Ebiz") was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, the Company discontinued the use of the equity method of accounting for its investment in Ebiz. The Company accounted for the investment as an available-for-sale security in accordance with Statement of Financial Accounting Standards ("SFAS") 115. Under SFAS 115, the Company carried its investment at fair market value using quoted trading prices and recorded any unrecognized gains or losses as a component of other comprehensive income
(loss).

          During the three months ended April 30, 2001, the Company determined that the quoted trading price of the Ebiz common stock on the Over the Counter Bulletin Board was not reflective of the realizable value of the Company's investment in Ebiz. Due to certain factors, including Ebiz's continuing losses and lack of adequate funding, the Company determined that its investment in Ebiz would most likely not be realized and an impairment write-down was necessary. Accordingly, the investment was written down from the January 31, 2001 balance of approximately $4.3 million to an estimated net realizable value of $0.65 per common share, or $2.6 million at April 30, 2001, resulting in an impairment charge of approximately $1.7 million. The remaining investment was also reclassified from available-for-sale securities to investment in non-affiliates in the accompanying consolidated balance sheet as of April 30, 2001.

(4) INVESTMENTS IN NON-MARKETABLE SECURITIES

         The Company accounts for each of its investments in non-marketable securities using the cost method, as the Company has no ability to exercise significant influence over any of the entities. The Company's management routinely assesses its investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred. During the three months ended April 30, 2001, the Company determined that the carrying value of the investment in Evergreen of $3.6 million would most likely not be realized and an impairment charge was necessary. The investment has been recorded at its estimated realizable value of $1.0 million and the Company recorded an impairment charge of $2.6 million in the accompanying condensed consolidated statements of operations.

(5) STOCKHOLDERS' EQUITY

STOCK-BASED COMPENSATION

         The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock. During the three months ended April 30, 2001, the Company granted

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


55,000 stock options with an average exercise price of $2.31 per share. None of these stock option grants were at prices that were below the estimated fair market value on the date of grant. As of April 30, 2001, there were approximately 5.5 million stock options outstanding with an average exercise price of $4.25 per share. Subsequent to April 30, 2001, and in connection with the acquisition of the SCO server software and professional services groups, Caldera granted approximately 4.4 million stock options to current Caldera employees and employees of the SCO server software and professional services groups who accepted employment with Caldera. These stock options were granted at a weighted average exercise price of $2.27 per share. None of these grants were at prices below the estimated fair market value of the stock on the date of the grant.

         During the six months ended April 30, 2000, the Company granted approximately 3.9 million stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in approximately $6.8 million in deferred compensation. Amortization of deferred compensation was approximately $257,000 and $1.4 million, respectively, during the three months ended April 30, 2001 and 2000 and approximately $591,000 and $3.0 million, respectively, during the six months ended April 30, 2001 and 2000.

         During the six months ended April 30, 2001, the Company eliminated approximately $1.1 million in deferred compensation for employees who terminated employment with Caldera. This deferred compensation had been included as a component of stockholder's equity and would have been amortized as non-cash compensation if the employees were not terminated.

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

         In July 2000, the board of directors amended the plan to increase the maximum number of shares of common stock authorized for issuance over the term of the plan by an additional 1,500,000 shares. The stockholders approved this increase on April 27, 2001. Additionally, the board of directors amended the plan to increase the number of shares each participant may purchase to 1,000 shares from 750 each offering period,

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


increased the aggregate purchase by all employees on any semi-annual purchase date to 350,000 shares from 125,000 shares, and changed the purchase interval date to May 31 and November 30, starting with the May 31, 2001 purchase interval.

         On April 30, 2001, 54,467 shares of common stock of the Company were purchased through the plan at a price of $1.68 per share.

(6) RESTRUCTURING CHARGE

         In anticipation of the closing of the acquisition of the server and professional services groups of SCO and in an effort to reduce operating costs, Caldera Systems reduced its workforce by approximately 17%. The reductions targeted all functional areas. The cost-cutting efforts resulted in a one-time charge of approximately $428,000 for severance benefits and outplacement. For the six months ended April 30, 2001, the costs associated with the restructuring were recorded as a component of operating expenses. As of April 30, 2001, approximately $194,000 of the total restructuring costs had been paid.

(7) SEGMENT INFORMATION

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

         Revenue attributed to individual countries based on the location of sales to unaffiliated customers for the three and six months ended April 30, 2001 and 2000 is as follows:

                      Three Months Ended April 30,   Six Months Ended April 30,
                          2001           2000           2001           2000
                       ----------     ----------     ----------     ----------
Revenue:
  United States        $1,425,363     $1,054,518     $2,136,747     $1,445,228
  Asia pacific            125,995        142,150        410,179        184,073
  Europe                   43,513         88,308         84,050        182,633
  Other countries           3,367         76,158         20,922        102,399
                       ----------     ----------     ----------     ----------
     Total revenue     $1,598,238     $1,361,134     $2,651,898     $1,914,333
                       ==========     ==========     ==========     ==========


(8) SUBSEQUENT EVENTS

         As discussed above in Note 1, Caldera completed its acquisition of the server and professional services groups of SCO on May 7, 2001.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


         On May 3, 2001, the Company acquired the WhatifLinux technology from Acrylis, Inc. WhatifLinux technology provides Open Source users and system administrators with Internet-delivered tools and services for faster, more reliable software management. In consideration for the assets acquired from Acrylis, the Company issued 1.25 million shares of common stock and paid $1.0 million in cash.

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

OVERVIEW

         We began operations in 1994 as Caldera, Inc. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit that was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly formed corporation. Caldera Systems subsequently completed an initial public offering in March of 2000. On May 7, 2001, Caldera Systems completed its acquisition of the assets of the server and professional services groups of The Santa Cruz Operation, Inc. ("SCO") pursuant to an Agreement and Plan of Reorganization, dated August 1, 2001. In order to facilitate this acquisition Caldera International, Inc. was formed and Caldera Systems became a wholly owned subsidiary of Caldera International. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International. As used herein, Caldera refers to Caldera International, its subsidiaries, and its two predecessors, Caldera Systems and that portion of Caldera, Inc. related to the Linux software business.

         In consideration of the acquisition of the server and professional services groups from SCO Caldera (i) issued to SCO 16,000,000 shares of its common stock (1,600,000 of which are being held in escrow), (ii) issued options to purchase up to an aggregate of 1.8 million shares of Caldera common stock to holders of options to purchase SCO common stock who become employees of Caldera,
(iii) paid to SCO $23.0 million in cash, including the forgiveness of $7.0 million of indebtedness owed by SCO to Caldera, and (iv) delivered a non-interest bearing promissory note in the amount of $8.0 million that will be paid in quarterly installments of $2.0 million beginning July 2002. In addition, if the OpenServer line of business of the server and professional services groups generates revenue in excess of specified thresholds during the three-year period following the combination, SCO will have earn out rights entitling it to receive 45% of the excess revenue. The consideration paid was determined by arms-length negotiations.

         Caldera has invested heavily in the expansion of sales, marketing and professional services organizations to support its long-term growth strategy. As a result, employee headcount increased from 28 at September 1, 1998 to 164 immediately prior to the SCO transaction. As a result of the acquisition of the server and professional services groups of SCO, our headcount increased to approximately 650. As a consequence of our investment and growth strategy, we have incurred net losses in each fiscal period since inception and as of April 30, 2001, had an accumulated deficit of $71.6 million.

         Prior to the acquisition of the Unix and OpenServer lines of business from SCO, substantially all of our revenue was derived from sales of Linux products and related services. After the completion of the combination, the majority of our revenue will be derived from sales of OpenServer and UnixWare products as well as from products resulting from the integration of our Linux products with the OpenServer and UnixWare products and related applications.

         We also offer our customers consulting, training and other services separate from the software sale. The services are not integral to the functionality of the software and are available from other vendors. This service revenue is recognized as the services are performed.

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

         The acquisition of the server and professional services groups of SCO is expected to significantly increase the net revenue and operating expenses of Caldera for the next twelve months and future periods. The results of operations for Caldera for the remaining quarters of fiscal 2001 and future periods will also include non-cash charges for the amortization of goodwill and other intangibles of approximately $5.3 million per quarter for the first three years and approximately $3.5 million per quarter for the next two years. Additionally, Caldera anticipates additional working capital requirements to fund the acquired operations of the server and professional services groups.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED APRIL 30, 2001 AND 2000

Revenue

         Our revenue was $1.6 million for the three-month period ended April 30, 2001 and $1.4 million for the three-month period ended April 30, 2000. During the 2001 period, approximately 87% of our revenue was generated from the sale of software and related products of which approximately 80% was derived from the sale of SCO OpenServer products to corporate accounts. During the three-month period ended April 30, 2000, approximately 82% of our revenue was generated from the sale of software and related products. Revenue from international customers was approximately 11% of total revenue for the 2001 quarter, and 23% of total revenue for the 2000 quarter.

         Software and Related Products. Our software and related products revenue was $1.4 million for the three-month period ended April 30, 2001 and $1.1 million for the three-month period ended April 30, 2000, an increase of $274,000, or 24%. The increase was attributable to the sale of SCO OpenServer products to corporate accounts. During the three-month period ended April 30, 2001 revenue from corporate and OEM customers accounted for approximately all of total software and related products revenue as the Company continued its shift away from retail sales.

         Services. Our services revenue was $201,000 for the three-month period ended April 30, 2001 and $238,000 for the three-month period ended April 30, 2000, a decrease of $37,000, or 16%. The decrease in services revenue from the same three-month period of the prior year was attributable to the delay in the release of new training and education-related products to enhance the Company's existing software products.

Cost of Revenue

         Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $1.4 million for the three-month period ended April 30, 2001 and $733,000 for the three-month period ended April 30, 2000, an increase of $707,000, or 96%. Cost of software and related products revenue as a percentage of software and related products revenue was 103% for the three-month period ended April 30, 2001 and 65% for the three-month period ended April 30, 2000. The increase as a percentage of software and related products revenue is attributed to the sale of the SCO OpenServer products to strategic corporate accounts. Caldera purchased the products in connection with a distribution agreement entered into with SCO and the sale of these products resulted in a small gross margin. The negative gross margin for the 2001 period for software and related products results from the low margin incurred on the sale of the SCO products as well as from certain fixed costs related to the delivery of Linux products that were in excess of Linux software and related products revenue.

         Cost of Services Revenue. Our cost of services revenue was $368,000 for the three-month period ended April 30, 2001 and $349,000 for the three-month period ended April 30, 2000, an increase of $19,000, or 5%. Cost of services revenue as a percentage of services revenue was 183% for the three-month period ended April 30, 2001 and 147% for the three-month period ended April 30, 2000. The increase was attributed to lower services revenue for the three-month period ended April 30, 2001 with costs remaining relatively constant in both periods.

Operating Expenses

         Sales and Marketing. Our sales and marketing expenses were $4.9 million for the three-month period ended April 30, 2001 and $3.8 million for the three-month period ended April 30, 2000, an increase of $1.1 million, or 26%. The increase was primarily attributable to additional marketing expenses in anticipation of our acquisition of the server software and professional services groups of SCO, marketing expenses related to the branding of Caldera International and increased personnel costs.

         General and Administrative. Our general and administrative expenses were $1.3 million for the three-month period ended April 30, 2001 and $1.4 million for the three-month period ended April 30, 2000, a decrease of $93,000, or 7%. The minor decrease is attributable to information systems costs that were included in general and administrative expense in the 2000 period, but were allocated to other internal departments for the 2001 period.

         Research and Development. Our research and development expenses were $2.2 million for the three-month period ended April 30, 2001 and $1.3 million for the three-month period ended April 30, 2000, an increase of $911,000, or 69%. The increase in research and development expenses was attributed to payroll costs and related benefits for additional employees in software development and quality assurance.

         Write-down of Investments. During the three-month period ended April 30, 2001, the Company determined that the current carrying value of two of its investments would most likely not be realized and impairment charges were necessary. The investments have been recorded at their estimated realizable values and the Company recorded an impairment charge of $4.3 million in the accompanying condensed consolidated statement of operations.

         Non-cash Compensation. In connection with stock options granted to employees, the Company recorded approximately $257,000 of non-cash compensation during the three-month period ended April 30, 2001. During the three-month period ended April 30, 2000, the Company recorded $1.4 million of non-cash compensation.

Other Income (Expense), net

         Other income (expense), net consists primarily of interest income received on cash and equivalents and investments. Interest income was $1.6 million during the three-month period ended April 30, 2001, and $748,000 during the three-month period ended April 30, 2000. The increase is related to higher average cash balances during the period ended April 30, 2001 as well as the recognition of gains on available-for-sale securities that were sold prior to their maturity.

Provision for Income Taxes

         For the three-month periods ended April 30, 2001 and 2000, our subsidiary, Caldera GmbH, incurred income tax expense of $23,000 and $15,000, respectively.

SIX-MONTH PERIODS ENDED APRIL 30, 2001 AND 2000

Revenue

         Our revenue was $2.7 million for the six-month period ended April 30, 2001 and $1.9 million for the six-month period ended April 30, 2000. During the six-month period ended April 30, 2001, approximately 70% of our revenue was generated from the sale of software and related products. During the same period in 2000, approximately 79% of our revenue was generated from the sale of software and related products. Revenue from international customers was approximately 19% of total revenue for the six-month period ended April 30, 2001, and 25% of total revenue for the six-month period ended April 30, 2000. The decrease in international revenue as a percentage of total revenue during the 2001 period was due to the result of a greater increase in corporate account sales made in the United States since the absolute dollar amount of revenue from international customers increased from 2000 to 2001. During the six-month period ended April 30, 2001, approximately 49% of our revenue was derived from the sale of SCO OpenServer products to corporate accounts.

         Software and Related Products. Our software and related products revenue was $1.8 million for the six-month period ended April 30, 2001 and $1.5 million for the six-month period ended April 30, 2000, an increase of $332,000, or 22%. The increase during the six-month period ended April 30, 2001 was primarily attributable to the sale of SCO OpenServer products to corporate accounts and the release of Caldera Volution, our first management product. During the six-month period ended April 30, 2001, revenue from corporate and OEM customers accounted for approximately 92% of total software and related products revenue as the Company shifted its focus away from retail sales and focused on corporate and OEM accounts.

         Services. Our services revenue was $803,000 for the six-month period ended April 30, 2001 and $397,000 for the six-month period ended April 30, 2000, an increase of $406,000, or 102%. The increase in services revenue over the same six-month period of the prior year was attributable to increased education and training-related offerings as well as from promotional fees received from our Linux training program tour.

Cost of Revenue

         Cost of Software and Related Products Revenue. Our cost of software and related products revenue was $1.7 million for the six-month period ended April 30, 2001 and $1.0 million for the six-month period ended April 30, 2000, an increase of $638,000 or 62%. Cost of software and related products revenue as a percentage of software and related products revenue was 90% for the six-month period ended April 30, 2001 and 68% for the six-month period ended April 30, 2000. The increase as a percentage of software and related products revenue is attributable to the increased sales of SCO OpenServer products to strategic corporate accounts in 2001. Caldera purchased these products in connection with a distribution agreement entered into with SCO and the sale of these products resulted in a small gross margin.

         Cost of Services Revenue. Our cost of services revenue was $1.3 million for the six-month period ended April 30, 2001 and $605,000 for the six-month period ended April 30, 2000, an increase of $713,000, or 118%. The increase in cost of services revenue was due in part to additional employees and other internal costs to increase our support offerings as well as for costs related to our Linux training program. These costs as a percentage of services revenue were 164% for the six-month period ended April 30, 2001 and 152% for the six-month period ended April 30, 2000.

Operating Expenses

         Sales and Marketing. Our sales and marketing expenses were $10.4 million for the six-month period ended April 30, 2001 and $5.9 million for the six-month period ended April 30, 2000, an increase of $4.5 million, or 77%. The increase was primarily attributed to additional marketing expenses in anticipation of our acquisition of the server software and professional services groups of SCO, advertising expenses targeted at branding the Caldera International image, marketing expenses related to the launch and release of Caldera Volution, attendance at major Linux tradeshows and increased personnel costs.

         General and Administrative. Our general and administrative expenses were $3.1 million for the six-month period ended April 30, 2001 and $2.5 million for the six-month period ended April 30, 2000, an increase of $577,000, or 23%. The increase was mainly attributable to salaries and benefits for additional general and administrative employees and increased facilities and related costs consistent with our growth in personnel and overall business.

         Research and Development. Our research and development expenses were $4.1 million for the six-month period ended April 30, 2001 and $2.3 million for the six-month period ended April 30, 2000, an increase of $1.8 million, or 80%. The increase in research and development expenses was primarily attributable to payroll costs and related benefits for additional employees for software development and quality assurance.

         Cost-sharing Arrangement with The Santa Cruz Operation. During August 2000 and after entering into the reorganization agreement with SCO to acquire the server software and professional services groups, the Company and SCO agreed that Caldera would reimburse SCO for certain employee payroll and related costs. Caldera agreed to reimburse SCO for costs related to certain employees that SCO had identified for termination in a company-wide layoff in September 2000. Caldera viewed these employees as a critical part of the success of the new combined company and SCO agreed to retain the employees if Caldera would reimburse SCO for a portion of their payroll and related costs. At the time Caldera committed to reimburse SCO for these employee costs, the ultimate amount was not determinable and both parties agreed that the amount would be determined prior to the completion of the acquisition. During December 2000, both parties agreed, pursuant to an amendment to the reorganization agreement, that Caldera would reimburse SCO $1.5 million relating to services rendered from August though December 2000. Accordingly, as of October 31, 2000, Caldera accrued $898,026. The Company recorded the remaining $601,974 during the six-month period ended April 30, 2001. Caldera made the $1.5 million payment to SCO on January 26, 2001.

         Write-down of Investments. During the six-month period ended April 30, 2001, the Company determined that the current carrying value of two of its investments would most likely not be realized and an impairment charge was necessary. The investments have been recorded at their estimated realizable value and the Company recorded an impairment charge of $4.3 million in the accompanying condensed consolidated statements of operations.

         Non-cash Compensation. In connection with stock options granted to employees, we recorded approximately $591,000 of non-cash compensation during the six-month period ended April 30, 2001. During the six-month period ended April 30, 2000, we recorded $3.0 million of non-cash compensation.

Equity in Loss of Affiliate

         Through January 5, 2001, Caldera accounted for its investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, Caldera recognized its portion of the net income or net loss of Ebiz in its consolidated statement of operations. For the six months ended April 30, 2001, Caldera recognized approximately $431,000 in its statement of operations that represented its portion of Ebiz's net loss for the period from October 31, 2000 through January 5, 2001. Additionally, because Ebiz had a stockholders' deficit at the time of Caldera's investment, Caldera was amortizing, on a straight-line basis, the difference between its portion of the Ebiz net stockholders' deficit and Caldera's basis in the Ebiz common stock. For the six months ended April 30, 2001, Caldera recognized approximately $217,000 of amortization in connection with its investment in Ebiz.

         During the six-month period ended April 30, 2001, Caldera's ownership interest in Ebiz was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, Caldera discontinued the use of the equity method of accounting for its investment in Ebiz. During the three months ended April 30, 2001, the Company wrote down its investment in Ebiz to its estimated net realizable value, which established a new cost basis in Caldera's investment in Ebiz.

Other Income (Expense), net

         Other income (expense), net, consists primarily of interest income received on cash and equivalents. Interest income was $2.6 million during the six-month period ended April 30, 2001, and $861,000 during the six-month period ended April 30, 2000. The increase is related to higher average cash balances during the period ended April 30, 2001.

Provision for Income Taxes

         For the six-month periods ended April 30, 2001 and 2000, our subsidiary, Caldera GmbH, incurred income tax expense of $49,000 and $27,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception as a separate legal entity in August 1998, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

         As of April 30, 2001, we had cash and cash equivalents and available-for-sale securities of $67.3 million and working capital of $71.3 million. Decreases in cash and cash equivalents and working capital from October 31, 2000 were the result of cash used in operations of approximately $14.7 million, a cost-sharing payment to SCO of $1.5 million and an advance of $7.0 million to SCO as part of the consideration for the server and professional services groups.

         Our net cash used in operations during the six-month period ended April 30, 2001 was $14.7 million. Cash used in operations was primarily attributable to the net loss of $21.5 million. The net loss was partially offset by non-cash charges for the amortization of deferred compensation, depreciation and amortization, the write-down of our investment in non-affiliates and equity in loss of affiliate.

         Our investing activities have historically consisted of purchases of property and equipment and certain intangible assets, investing in strategic partners and the purchase and sale of available-for-sale securities. During the six-month period ended April 30, 2001, cash used in investing activities was $2.2 million. The primary uses of this cash were for a $7.0 million payment made to SCO as part of the consideration for the combination as well as costs paid for capital expenditures and acquisition costs, partially offset by the net proceeds received from the purchase and sale of available-for-sale securities. We anticipate that we will experience an increase in the level of our capital expenditures, lease commitments and investment activities as we grow our operations.

         Our financing activities provided approximately $525,000 during the six-month period ended April 30, 2001 as a result of the exercise of vested stock options, the purchase of shares of common stock through Caldera's employee stock purchase program and from minority stockholders in Caldera KK.

         As of April 30, 2001, we had no outstanding debt obligations.

         Caldera's accounts receivable balance increased from $1.5 million as of October 31, 2000 to $2.0 million as of April 30, 2001, an increase of $446,000. The increase in accounts receivable relates primarily to large corporate sales made during the three-month period ended April 30, 2001. The allowance for doubtful accounts decreased from $312,000 as of October 31, 2000 to $99,000 as of April 30, 2001, a decrease of $213,000. As a percentage of total accounts receivable, the allowance decreased from 17 percent as of October 31, 2000 to 5 percent as of April 30, 2001, as Caldera was able to collect outstanding balances on many accounts.

         Subsequent to April 30, 2001, Caldera forgave the $7.0 million debt obligation and paid an additional $16.0 million of the total cash consideration to SCO. Additionally, on May 3, 2001, in connection with the acquisition of assets from Acrylis, Inc., Caldera paid $1.0 million.

         Management believes that its current cash and cash equivalents and available-for-sale securities will be sufficient to meet capital expenditures and working capital requirements for at least the next twelve months. However, Caldera may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complimentary businesses or technologies, respond to unanticipated requirements or to fund the acquired operations of the server software and professional services groups of SCO. Management cannot assure you that additional funding will be available in amounts or on terms acceptable to Caldera. If sufficient funds are not available or are not available on acceptable terms, the ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive or operational pressures would be significantly limited.

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

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 during the six months ended April 30, 2001. The adoption of SAB 101 did not have a material impact on our results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Caldera's products and services are primarily developed in the United States and marketed in North America, and to a lesser extent in Europe and the Asia/Pacific region. As a result, financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of Caldera's revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make its Linux products less competitive in foreign markets.

         Caldera's German subsidiary, Caldera Deutschland, GmbH, performs research and development activities. To date, foreign currency fluctuations have had little effect on Caldera's business because only its German subsidiary's contracts, payables and receivables are denominated in a foreign currency. As of April 30, 2001, the assets of Caldera Deutschland were approximately $1.3 million. All other transactions of Caldera's business are denominated in the U.S. dollar. As time passes and as management sees fit, more transactions in Europe and Asia may be denominated in local currencies. As Caldera expands operations in Europe and Asia, management will continue to evaluate its foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. Caldera has not engaged in any foreign currency hedging activities.

FOREIGN CURRENCY RISK

         Caldera intends generally to maintain the foreign offices and operations of the server and professional services groups that are in place at the closing of the combination. As a result of the acquisition of the server and professional services groups, substantial portions of Caldera's revenue will be derived from sales to customers outside the United States. A significant portion of this international revenue will be denominated in U.S. dollars. However, a substantial portion of the operating expenses related to the foreign-based sales will be denominated in foreign currencies and therefore operating results will be affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the euro, among others. If the U.S. dollar weakens compared to the U.K. pound sterling and the euro, then operating expenses of foreign operations will be higher when translated back into U.S. dollars and may require additional funds to meet these obligations. Caldera's revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Historically, the server and professional services groups' operating strategy and pricing take into account changes in exchange rates over time. However, Caldera's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

         Caldera is aware of the issues associated with the new European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the euro became a functional legal currency within these countries. During the subsequent two years, business in the EMU member states will have been conducted in both the 25 existing national currencies, such as the franc or deutsche mark, and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Management has not revised its current business practices or its products to address Europe's conversion to the euro. Caldera has not yet determined all of the costs related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on Caldera's business, operating results and financial condition.

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

INTEREST RATE RISK

         The primary objective of Caldera's cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities in which Caldera invests may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, Caldera invests in a broad range of short-term fixed income securities with varying maturities. As of April 30, 2001, available-for-sale securities included money market instruments, tax-exempt municipal funds, notes and bonds, and US government security backed instruments. Caldera does not borrow money for short-term investment purposes and currently does not have any debt obligations. Consequently, our expenses would not be affected by a change in interest rates. We anticipate that the amounts we hold in interest rate sensitive instruments will decrease as our cash and cash equivalents and amounts held in available-for-sale securities are utilized in our business.

INVESTMENT RISK

         Caldera has invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments in privately held companies are included under the caption Investments in the consolidated balance sheet and are accounted for under the cost method if Caldera's ownership is less than 20 percent and Caldera is not able to exercise influence over operations. Caldera's only investment to date in a public company is in Ebiz Enterprises, Inc. Caldera's investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. During the six months ended April 30, 2001, Caldera recorded an impairment charge of $4.3 million for investments that were deemed to have been permanently impaired.

RISK FACTORS

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO ASSESS THE RISKS RELATED TO OUR BUSINESS

         Although we began operations in 1994, during the past 24 months we have substantially revised our business plan to focus on Linux for eBusiness, made additions to our product line and hired a significant number of new employees, including key members of our management team, and completed two acquisitions. In January 2000, we released our server product, eServer. In January 2001, we released our management product, Volution. In May 2001, we acquired the server and professional services groups of SCO, which have employees, operations, revenue and expenses significantly greater than those of Caldera. Our historical sales have been primarily from our OpenLinux products, including OpenLinux 2.3 (renamed eDesktop because of its focus on the desktop environment), which were historically developed for first-time Linux users who predominantly have experience using Windows desktop environments. We do not anticipate that these will continue to be a significant part of our business as we continue to shift focus to corporate users. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux software. These risks also include our ability to:

     -    broaden awareness of the Caldera brand;

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

WE MIGHT FAIL TO SUCCESSFULLY INTEGRATE THE SERVER AND PROFESSIONAL SERVICES GROUPS OF SCO

         In May 2001, we completed the acquisition of the server and professional services groups of SCO. This acquisition significantly increased our personnel, products, operations, and geographic locations. One key issue will be the integration of Caldera's Linux product offerings with SCO's UnixWare product offerings. This product line integration will involve consolidation of products with duplicative functionality, coordination of research and development activities, and convergence of the technologies supporting the various products.

         Other business integration issues could arise, including:

     - maintaining brand recognition for key products of the server business, such as UnixWare and OpenServer, while migrating customer identification of the brands to Caldera;

     - resolving channel conflicts that may arise between historical third party distributor and electronic solution provider channels of Caldera and the channels of the server business;

     - coordinating, integrating and streamlining geographically dispersed operations; and

     - coping with customers' uncertainty about continued support for duplicative products.

         Management and employee integration issues could also arise, including:

     - resolving differences between the corporate cultures of Caldera and the server and professional services groups;

     -    employee turnover; and

     -    integrating the management teams of both companies successfully.

         The integration will be expensive. In addition, management's focus on the combination is likely to interrupt the current business activities of Caldera and the server and professional services groups. Any of these risks could harm future revenue and results of operations.

         Operational issues could arise, including potential problems in integrating:

     -    management information systems;

     -    telephone systems; and

     -    customer data.

WE WILL INCUR SIGNIFICANT ACCOUNTING CHARGES IN CONNECTION WITH THE COMBINATION THAT WILL IMPACT OPERATING RESULTS IMMEDIATELY AND IN THE FUTURE

         The significant costs of integration associated with the combination increases the risk that Caldera will not realize the anticipated benefits. Because we will account for the combination as a purchase, we expect to incur a non-cash charge of approximately $1.5 million, related to the write-off of in-process research and development. We will record charges to operations for the amortization of goodwill and other intangible assets of approximately $5.3 million per quarter for the first three years and approximately $3.5 million per quarter for the subsequent two years. Such charges will increase our net losses, or offset our net income in the event we otherwise become profitable, until such amounts have been completely amortized.

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE

         Caldera has not been profitable. The server and professional services groups recently acquired from SCO have not been profitable and their revenue has been declining. If our revenue declines or grows at a slower rate than anticipated or we are unable to efficiently reduce operating expenses, Caldera may not achieve or sustain profitability or generate positive cash flow. For the three months ended April 30, 2001, we incurred a net loss of approximately $11.7 million. As of April 30, 2001, we had incurred total net losses of approximately $78.0 million since the inception of our business in 1994. As a result of the acquisition of operations from SCO, we expect to continue to incur net losses because we anticipate incurring significant expenses in connection with the integrating of the businesses, developing our products, hiring and training employees, expanding our market reach, building awareness of our brand and integrating the products offered by the server and professional services groups of SCO. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan or we will need additional funding, which may not be available to us.

OUR PRODUCT AND SERVICE OFFERINGS MAY NOT BE ACCEPTED

         We face risks and uncertainties relating to our ability to successfully implement our strategy. Our business model is based on an expectation that we can create and develop demand for product and service offerings, which will include both UNIX and Linux products and services. There is no current market for business solutions combining both Linux and UNIX-based products and services. At present, the business community favors Microsoft and other non-Linux operating systems. Our success will depend on market acceptance of the products we currently offer and the development of additional products that are accepted by the market.

         In order for our product offering to be accepted we must:

     -    broaden awareness of the Caldera brand;

     - maintain our current, and develop new, strategic relationships with technology partners and solution providers;

     - continue to develop and upgrade product offerings tailored for business; and

     -    respond effectively to competitive pressures.

OUR WORKFORCE WILL INCREASE SIGNIFICANTLY AND WE WILL FACE MANY DIFFICULTIES IN MANAGING A LARGER COMPANY

         On completion of the SCO transaction, our workforce increased to approximately 650. Key personnel have little experience managing this type of growth. This growth is likely to strain our management control systems and resources, including decision support, accounting and management information systems. We will need to continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and expanded operations.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL IN AN INTENSELY COMPETITIVE ENVIRONMENT, OUR OPERATIONS COULD BE ADVERSELY AFFECTED

         We will need to retain the personnel of both Caldera and the server and professional services groups. Competition for qualified professionals in the software industry is intense, and we may be unable to retain sufficient professionals to operate the combined business. Departures of existing personnel could be disruptive to our business and can result in the departure of other employees.

         The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Ransom H. Love, President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. FLUCTUATIONS IN OUR OPERATING RESULTS OR THE FAILURE OF OUR OPERATING RESULTS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS MAY NEGATIVELY IMPACT OUR STOCK PRICE

         Our quarterly operating results have varied in the past. Historically, we have experienced substantial fluctuations in our software and related products revenue from period to period relating to the introduction of new products and new versions of our existing products. Upon our announcement of an expected release date for a new product or upgrade, we often experience a significant decrease in sales of our existing products. Additionally, we often experience the strongest sales for a new product during the first 30 days after its introduction as we fill advance orders from our distribution channel partners. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

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

         We have a two-tiered distribution channel. Our relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. Some electronic solutions providers also purchase solutions through our distributors, and we anticipate they will continue to do so as we expand our product offerings. Because we usually sell indirectly through distributors, we cannot control the relationships through which they purchase our products. In turn we do not control the presentation of our products to end-users. Therefore, our distribution channel could be affected by disruptions in the relationships between our distributors and electronic solutions providers or between electronic solutions providers and end users. Also, distributors and electronic solutions providers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

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

BECAUSE OUR LINUX PRODUCTS HAVE RELATIVELY SHORT LIFE CYCLES, WE MUST DEVELOP AND INTRODUCE NEW LINUX PRODUCTS TO SUSTAIN OUR LEVEL OF SALES

         Our Linux software products have a limited life cycle and it is difficult to estimate when they will become obsolete. If we do not develop and introduce new Linux products before our existing Linux products have completed their life cycles, we will not be able to sustain our level of sales. In addition, to succeed, many customers must adopt our new Linux products early in the product's life cycle. Therefore, if we do not attract sufficient customers early in a product's life, we may not realize the amount of revenue that we anticipate for the product. We cannot be sure that we will continue to be successful in marketing our key products.

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

         Even if these trends toward distributed applications are adopted, if the development of Linux products and Linux applications is not sufficient, a significant market for Linux business solutions such as ours may not materialize.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND FACE SIGNIFICANT COMPETITION FROM A VARIETY OF CURRENT AND POTENTIAL SOURCES, INCLUDING RED HAT AND SUN MICROSYSTEMS; MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE GREATER FINANCIAL AND TECHNICAL RESOURCES; THUS, WE MAY FAIL TO COMPETE EFFECTIVELY

         Our principal competitors include:

     -    Microsoft;

     -    Cygnus Solutions;

     -    VA Linux;

     -    Wind River Systems;

     -    Sun Microsystems;

     -    Corel;

     -    MacMillan;

     -    Red Hat;

     -    SuSE;

     -    AT&T;

     -    Compaq;

     -    Hewlett-Packard;

     -    IBM;

     -    Novell; and

     -    Unisys.

         Many of our competitors have substantially greater financial and technical resources, more extensive marketing and distribution capabilities; larger development staffs and more widely recognized brands and products.

         Also, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could easily produce competing versions of Linux.

OUR FOREIGN-BASED OPERATIONS AND SALES CREATE SPECIAL PROBLEMS, INCLUDING THE IMPOSITION OF GOVERNMENTAL CONTROLS AND FLUCTUATIONS IN CURRENCY EXCHANGES THAT COULD HURT OUR RESULTS

         As a result of the purchase of the server and professional services groups from SCO, we will have significantly more foreign operations that we have had in the past, including development facilities, sales personnel and customer support operations in Europe, Latin America and Southeast Asia. These foreign operations are subject to certain inherent risks, including:

     - potential loss of developed technology through piracy, misappropriation, or more lenient laws regarding intellectual property protection;

     -    imposition of governmental controls, including trade restrictions;

     -    fluctuations in currency exchange rates and economic instability;

     -    longer payment cycles for sales in foreign countries;

     -    difficulties in staffing and managing the foreign operations;

     - seasonal reductions in business activity in the summer months in Europe and other countries; and

     -    political unrest, particularly in areas in which we have facilities.

         In addition, certain operating expenses will be denominated in local currency, creating risk of foreign currency translation gains and losses that could harm our financial results. If we generate profits or losses in foreign countries, our effective income tax rate could also be increased.

         In Latin America and Southeast Asia in particular, several countries have suffered and may be especially susceptible to recessions and economic instability which may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.

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

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

         The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. As a result of the registration that occurred in connection with the SCO transaction, we have a large number of shares of common stock outstanding and available for resale This also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Certain holders of our common stock also have certain demand and piggyback registration rights obligating us to register their shares under the Securities Act for sale.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended April 30, 2001, the following matters were submitted and approved by the stockholders of Caldera Systems, at the annual meeting held April 27, 2001:

         1. To combine Caldera with the server and professional services groups of the Santa Cruz Operation and create a new company, Caldera International. This resolution was passed, with 23,375,525 votes in favor, 30,611 votes against, and 4,657,179 abstentions and brokers non-votes.

         2. To elect six directors to serve for one-year terms ending in the year 2002 or until successors are duly elected and qualified. All six directors were elected with Ransom H. Love receiving 28,034,782 votes in favor and 28,533 votes withheld; Ralph J. Yarro III receiving 28,034,782 votes in favor and 28,533 votes withheld, Raymond J. Noorda receiving 28,034,082 votes in favor and 29,233 votes withheld; Steven M. Cakebread receiving 28,031,313 votes in favor and 32,002 votes withheld; Edward Iacobucci receiving 28,026,227 votes in favor and 37,088 votes withheld; and Thomas P. Raimondi receiving 28,033,782 votes in favor and 29,533 votes withheld.

         3. To amend the 1999 Omnibus Stock Incentive Plan to increase the number of shares reserved for issuance from 4,105,238 to 10,905,238 and to provide for an automated director option grant program. This resolution was passed with 23,001,072 votes in favor, 391,004 votes against, and 4,671,239 abstentions and brokers non-votes.

         4. To amend our 2000 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 500,000 to 2,000,000. This resolution was passed with 23,133,231 votes in favor, 256,636 votes against, and 4,673,448 abstentions and brokers non-votes.

         5. To amend our Certificate of Incorporation to increase the authorized number of shares of common stock from 75 million to 175 million. This resolution was passed with 27,871,831 votes in favor, 176,309 votes against, and 15,175 abstentions.

         6. To ratify the appointment of Arthur Andersen LLP as Caldera's independent auditors for the fiscal year ending October 31, 2001. This resolution was passed with 27,960,642 votes in favor, 86,390 votes against, and 16,283 abstentions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  3.1 Caldera International, Inc.'s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Caldera's registration statement on Form S-4, SEC file number 333-45936)

                  3.2 Caldera International, Inc.'s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Caldera's registration statement on Form S-4, SEC file number 333-45936).

                  10.1 1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.4 - 10.9 to Caldera's registration statement on Form S-4, SEC File Number 333-45936).

                  10.2 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.10 to Caldera's registration statement on Form S-4, SEC File Number 333-45936).

         (b)      Reports on Form 8-K

         On February 14, 2001, the Company filed a current report on Form 8-K announcing the signing of a third amendment to the definitive agreement with The Santa Cruz Operation.

         On April 25, 2001, the Company filed a current report on Form 8-K announcing a reduction in force in anticipation of the completion of the acquisition of the server and professional services groups of SCO and to reduce operating costs.

ITEM 7.  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14, 2001                  CALDERA SYSTEMS, INC.

                                              By: /s/ Robert K. Bench
                                                  -----------------------------
                                                  Robert K. Bench
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)