Form 10-Q
period 2001-07-31
CALDERA INTERNATIONAL INC/UT
filed 2001-09-14
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2001
                                       OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X] NO [ ]

AS OF SEPTEMBER 14, 2001, THERE WERE 57,061,709 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                           CALDERA INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of July 31, 2001 and
            October 31, 2000......................................................................   3
          Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the three and nine months ended
            July 31, 2001 and 2000................................................................   4
          Condensed Consolidated Statements of Cash Flows for the nine
            months ended July 31, 2001 and 2000...................................................   5
          Notes to Condensed Consolidated Financial Statements....................................   7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...  15
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................  19
          Risk Factors............................................................................  20
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings.......................................................................  29
Item 2.   Changes in Securities and Use of Proceeds...............................................  29
Item 3.   Defaults Upon Senior Securities.........................................................  29
Item 4.   Submission of Matters to a Vote of Security Holders.....................................  29
Item 5.   Other Information.......................................................................  29
Item 6.   Exhibits and Reports on Form 8-K........................................................  29
Item 7.   Signatures..............................................................................  30

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           July 31,       October 31,
                                                                             2001             2000
                                                                         ------------    ------------
                                                                          (unaudited)

                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $     25,407    $     36,560
     Available-for-sale securities                                             11,936          54,179
     Accounts receivable, net of allowance for doubtful accounts of
       $318 and $312, respectively                                             16,161           1,545
     Other current assets                                                       4,820           1,700
                                                                         ------------    ------------
       Total current assets                                                    58,324          93,984
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT:
     Computer and office equipment                                              6,156           1,322
     Leasehold improvements                                                     2,060             342
     Furniture and fixtures                                                       456           1,097
                                                                         ------------    ------------
                                                                                8,672           2,761
     Less accumulated depreciation and amortization                            (2,095)         (1,172)
                                                                         ------------    ------------
       Net property and equipment                                               6,577           1,589
                                                                         ------------    ------------

EQUITY INVESTMENT IN AFFILIATE                                                     --           4,957
                                                                         ------------    ------------

OTHER ASSETS:
     Goodwill, net                                                             61,315              --
     Intangibles, net                                                          35,562              --
     Other assets, net                                                          3,423           6,988
                                                                         ------------    ------------
       Total other assets                                                     100,300           6,988
                                                                         ------------    ------------

       Total assets                                                      $    165,201    $    107,518
                                                                         ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $      4,080    $      2,415
     Payable to Tarantella, Inc.                                                  876             898
     Accrued liabilities                                                       15,084           1,665
     Deferred revenue                                                           7,558             326
     Royalties payable                                                          2,087              --
     Income taxes payable                                                         901              --
     Other current liabilities                                                    906              --
                                                                         ------------    ------------
       Total current liabilities                                               31,492           5,304
                                                                         ------------    ------------

LONG-TERM LIABILITIES:
     Note payable to Tarantella, Inc., net of discount                          7,445              --
     Other long-term liabilities                                                1,070              --
                                                                         ------------    ------------
       Total long-term liabilities                                              8,515              --
                                                                         ------------    ------------

MINORITY INTEREST                                                                 173              --
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value; 25,000 shares authorized,
       none outstanding                                                            --              --
     Common stock, $0.001 par value; 175,000 shares authorized,
       57,062 and 39,444 shares outstanding, respectively                          57              39
     Additional paid-in capital                                               217,166         155,649
     Deferred compensation                                                     (1,681)         (3,715)
     Accumulated other comprehensive income (loss)                               (139)            300
     Accumulated deficit                                                      (90,382)        (50,059)
                                                                         ------------    ------------
       Total stockholders' equity                                             125,021         102,214
                                                                         ------------    ------------

       Total liabilities and stockholders' equity                        $    165,201    $    107,518
                                                                         ============    ============


     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Three Months Ended July 31,  Nine Months Ended July 31,
                                                                            2001          2000          2001           2000
                                                                        -----------    ------------  ----------    ------------
                                                                               (unaudited)                 (unaudited)
REVENUE:
  Products                                                               $   16,059    $      631    $   17,908    $    2,149
  Services                                                                    2,798           557         3,601           953
                                                                         ----------    ----------    ----------    ----------
    Total revenue                                                            18,857         1,188        21,509         3,102
                                                                         ----------    ----------    ----------    ----------

COST OF REVENUE:
  Products                                                                    2,936           464         4,602         1,492
  Services                                                                    3,069           767         4,387         1,371
                                                                         ----------    ----------    ----------    ----------
    Total cost  of revenue                                                    6,005         1,231         8,989         2,863
                                                                         ----------    ----------    ----------    ----------

GROSS MARGIN (DEFICIT)                                                       12,852           (43)       12,520           239
                                                                         ----------    ----------    ----------    ----------

OPERATING EXPENSES:
  Sales and marketing (exclusive of non-cash compensation of
    $110, $419, $276 and $1,325, respectively)                               13,029         4,625        23,408        10,504
  Research and development (exclusive of non-cash compensation of
    $125, $241, $366 and $846, respectively)                                  6,662         1,111        10,757         3,391
  General and administrative (exclusive of non-cash compensation of
    $156, $383, $340 and $1,830, respectively)                                2,691         1,986         5,772         4,490
  In-process research and development                                         1,500            --         1,500            --
  Cost-sharing arrangement with Tarantella, Inc.                                 --            --           602            --
  Write-down of investments                                                   2,600            --         6,910            --
  Amortization of goodwill and intangibles                                    5,332            --         5,332            --
  Non-cash compensation                                                         391         1,043           982         4,001
                                                                         ----------    ----------    ----------    ----------
    Total operating expenses                                                 32,205         8,765        55,263        22,386
                                                                         ----------    ----------    ----------    ----------

LOSS FROM OPERATIONS                                                        (19,353)       (8,808)      (42,743)      (22,147)
                                                                         ----------    ----------    ----------    ----------

EQUITY IN LOSS OF AFFILIATE                                                      --            --          (648)           --
                                                                         ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
  Interest income                                                               852         1,288         3,460         2,150
  Other income (expense), net                                                   (83)           --          (102)           (1)
                                                                         ----------    ----------    ----------    ----------
    Other income, net                                                           769         1,288         3,358         2,149
                                                                         ----------    ----------    ----------    ----------

LOSS BEFORE INCOME TAXES                                                    (18,584)       (7,520)      (40,033)      (19,998)

PROVISION FOR INCOME TAXES                                                     (241)          (11)         (290)          (38)
                                                                         ----------    ----------    ----------    ----------

NET LOSS                                                                 $  (18,825)   $   (7,531)   $  (40,323)   $  (20,036)
                                                                         ==========    ==========    ==========    ==========

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK                         $       --    $       --    $       --    $  (12,253)
                                                                         ==========    ==========    ==========    ==========

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                             $  (18,825)   $   (7,531)   $  (40,323)   $  (32,289)
                                                                         ==========    ==========    ==========    ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                              $    (0.34)   $    (0.19)   $    (0.89)   $    (1.05)
                                                                         ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   55,766        39,037        45,074        30,822
                                                                         ==========    ==========    ==========    ==========

OTHER COMPREHENSIVE LOSS:
  Net loss attributable to common stockholders                           $  (18,825)   $   (7,531)   $  (40,323)   $  (32,289)
  Unrealized gain (loss) on available-for-sale securities                        --           458          (153)          458
  Foreign currency translation adjustment                                       (80)           13           (82)            1
                                                                         ----------    ----------    ----------    ----------
COMPREHENSIVE LOSS:                                                      $  (18,905)   $   (7,060)   $  (40,558)   $  (31,830)
                                                                         ==========    ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                           Nine Months Ended July 31,
                                                                                              2001            2000
                                                                                          ------------    ------------
                                                                                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $    (40,323)   $    (20,036)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Write-down of investments                                                                    6,910              --
    Amortization of goodwill and intangibles                                                     5,332              --
    In-process research and development                                                          1,500
    Depreciation and amortization                                                                1,331             372
    Non-cash compensation                                                                          982           4,001
    Equity in loss of affiliate                                                                    648              --
    Loss on disposal of assets                                                                     165
    Amortization of debt discount                                                                  123
    Issuance of common stock for services                                                           --             135
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable, net                                                                  (7,192)           (848)
      Other current assets                                                                        (154)         (1,416)
      Other assets                                                                                (587)            (13)
      Accounts payable                                                                           1,577             967
      Payable to Tarantella, Inc.                                                                  (22)             --
      Accrued liabilities                                                                        5,121           1,480
      Deferred revenue                                                                          (3,532)             30
      Royalties payable                                                                           (569)             --
      Income taxes payable                                                                         (76)             --
      Other current liabilities                                                                   (689)             --
      Other long-term liabilities                                                                   63              --
                                                                                          ------------    ------------
        Net cash used in operating activities                                                  (29,392)        (15,328)
                                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                         (1,162)         (1,272)
  Acquisitions, net of acquisition costs and cash received                                     (23,005)             --
  Purchase of available-for-sale securities                                                     (5,866)        (56,005)
  Proceeds from available-for-sale securities                                                   47,636              --
  Acquisition of investment in non-marketable security                                              --          (2,000)
                                                                                          ------------    ------------
        Net cash provided by (used in) investing activities                                     17,603         (59,277)
                                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from majority stockholder                                                              --             300
  Repayment of borrowings from majority stockholder                                                 --            (300)
  Repayments of long-term debt                                                                      --              (9)
  Proceeds from sale of common stock, net of offering costs                                         --          73,281
  Proceeds from sale of Series B convertible preferred stock, net of offering costs                 --          29,791
  Minority interest in subsidiary                                                                  173              --
  Proceeds from sale of common stock through ESP program                                           126              --
  Proceeds from exercise of common stock options                                                   303             176
                                                                                          ------------    ------------
        Net cash provided by financing activities                                                  602         103,239
                                                                                          ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (11,187)         28,634
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                            34               1
CASH AND CASH EQUIVALENTS, beginning of period                                                  36,560             122
                                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                                  $     25,407    $     28,757
                                                                                          ============    ============



     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                        Nine Months Ended July 31,
                                                                                            2001           2000
                                                                                        ------------   ------------
                                                                                               (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for income taxes                                                      $        377   $         41
        Unrealized gain on available-for-sale securities                                $         --   $        458


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
        FINANCING ACTIVITIES:

        Issuance of non-interest bearing note to Tarantella, Inc. in acquisition        $      8,000   $         --

        Issuance of common shares and the acquisition of a license fee for
               non-marketable securities                                                $         --   $      1,999

        Conversion of 6,596 shares of common stock to 6,596 shares of Series A
               convertible preferred stock                                              $         --   $          7

        Conversion of 6,596 shares of Series A convertible preferred stock and
               5,000 shares of Series B convertible preferred stock to 11,596
               shares of common stock                                                   $         --   $         12

        Dividends related to Series B convertible preferred stock                       $         --   $     12,253

        Issuance of common shares in exchange for investment in Lineo, Inc.             $         --   $     10,000

        Distribution to majority stockholder for fair value of shares issued in
               excess of the carryover basis of the investment in Lineo, Inc.           $         --   $    (10,000)

        Distribution to majority stockholder for license rights                         $         --   $       (451)

        Contribution of additional shares of Lineo, Inc. from majority stockholder      $         --   $      1,966


     See accompanying notes to condensed consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

         Caldera Systems, Inc. ("Caldera Systems"), was incorporated as a Utah corporation on August 21, 1998, and was reincorporated as a Delaware corporation on March 6, 2000. On May 7, 2001, Caldera Systems was acquired by a newly formed holding company, Caldera International, Inc. ("Caldera"). Caldera Systems developed and marketed software and provided related services that enabled the development, deployment and management of Linux-based specialized servers and Internet devices that extended the eBusiness infrastructure. Caldera Systems sold and distributed its software and related products indirectly through distributors and solutions providers, which include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), and systems integrators, as well as directly to end-user customers. These sales occurred throughout the United States and in certain international locations.

         On May 7, 2001, Caldera acquired all of the assets and operations of the server and professional services groups of Tarantella, Inc. ("Tarantella"), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated as of August 1, 2000 as amended (see Note 3). Under the Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries. Additionally, each share of existing Caldera Systems common stock, as well as options to purchase shares of Caldera Systems common stock, were converted into an equal number of shares of Caldera common stock and options to purchase shares of Caldera common stock.

         The acquired operations of Tarantella provide server software for networked business computing and is a leading producer of UNIX server operating systems. In addition, these operations provide professional services to implement and maintain UNIX system software products. The acquisition provides Caldera with international offices and a Linux/UNIX distribution channel with resellers worldwide.

(2) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Caldera and subsidiaries (collectively the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K as well as the Company's Form S-4 Joint Proxy Statement/Prospectus, are adequate to make the information presented not misleading.

         The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three and nine months ended July 31, 2001 are not necessarily indicative

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


of the results that may be expected for the year ending October 31, 2001. In addition, operating results for the three and nine months ended July 31, 2001, are not directly comparable to the corresponding prior year periods due to the significant acquisition that occurred May 7, 2001.

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

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Caldera and its wholly and majority owned subsidiaries after elimination of intercompany accounts and transactions.

REVENUE RECOGNITION

         The Company's revenue is derived primarily from two sources: (i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs (original equipment manufacturers); and (ii) service and support revenue, derived primarily from providing software updates, support and education and consulting services to end users.

         The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

         For contracts involving multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above have been met.

         The Company recognizes revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services or derived from the separate sale of such services, the Company recognizes revenue as the related services are performed.

         The Company recognizes product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales.

         The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


HEDGING OF FOREIGN CURRENCY TRANSACTIONS

         The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At July 31, 2001, the Company had one foreign exchange contract with a maturity of 30 days, to sell approximately $0.7 million in U.S. dollars.

NET LOSS PER COMMON SHARE

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock for the periods during which they were outstanding. There were approximately 9.6 million and approximately 6.8 million outstanding options to purchase common shares as of July 31, 2001 and 2000, respectively that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(3) ACQUISITIONS

ACQUISITION FROM TARANTELLA, INC.

         In May 2001, the Company acquired significant assets and operations from Tarantella, Inc. in exchange for: (i) the issuance of 16 million shares of common stock (1.6 million of which are being held in escrow); (ii) the issuance of options to purchase up to an aggregate of 1.7 million shares of common stock in exchange for options to purchase Tarantella common stock held by people who became employees of Caldera; (iii) $23 million in cash, including the forgiveness of $7 million previously advanced to Tarantella; and (iv) a non-interest bearing promissory note in the amount of $8 million that will be paid in quarterly installments of $2 million beginning July 2002. In addition, if the OpenServer line of business generates revenue in excess of specified thresholds during the three-year period following the acquisition, Caldera will pay Tarantella 45% of the excess revenue. The following table summarizes the components of the consideration paid to Tarantella (in thousands except per share amounts):

Consideration paid:
     Fair value of Caldera Systems common stock (16,000,000 shares at $3.47 per share)       $     55,520
     Fair value of options to purchase 1,661,365 shares of common stock to be issued in
       exchange for 3,322,730 outstanding Tarantella options                                        4,201
     Cash                                                                                          23,000
     Note payable (discounted at 6.5%)                                                              7,322
     Direct expenses                                                                                3,744
                                                                                             ------------
         Total consideration                                                                 $     93,787
                                                                                             ============

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


         The Company has accounted for the acquisition of the assets and operations from Tarantella using the purchase method of accounting. Under this method, the total purchase price, including direct fees and expenses, was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values. The following table summarizes the allocation of the consideration to the tangible and intangible assets acquired and liabilities assumed (in thousands):

Purchase price allocation:
  Liabilities assumed net of tangible assets acquired                              $     (5,482)
  Accrual for severance payments, non-essential facilities and related costs             (3,011)
  Intangible assets acquired:
    Distribution/reseller channel                                                        26,700
    Existing technology (consisting primarily of UnixWare and OpenServer)                 5,800
    Acquired in-process research and development                                          1,500
    Trade name and trademarks                                                               800
    Distribution agreement                                                                1,400
    Goodwill                                                                             66,080
                                                                                   ------------
      Total                                                                        $     93,787
                                                                                   ============

         A one-time charge of $1.5 million related to the fair value of the in-process research and development was recorded during the three months ended July 31, 2001. Charges to operations for the three months ended July 31, 2001, for the amortization of goodwill and other intangible assets of approximately $5.3 million was also recorded. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment. Caldera will adopt SFAS 142 effective November 1, 2001, the beginning of fiscal year 2002, and as a result amortization of goodwill and intangible assets is expected to decrease to approximately $1.7 million per quarter beginning in the first quarter of fiscal 2002.

WHATIFLINUX TECHNOLOGY FROM ACRYLIS, INC.

         In May 2001, the Company acquired the WhatIfLinux technology from Acrylis, Inc. WhatIfLinux technology provides Open Source users and system administrators with Internet-delivered tools and services for faster, more reliable software management. In consideration for the assets acquired from Acrylis, the Company issued 1.25 million shares of common stock with a quoted market price of $1.95 per share, or approximately $2.4 million, and paid $1.0 million in cash. The Company has accounted for the acquisition of the WhatIfLinux technology using the purchase method of accounting and recorded charges to operations for the amortization of intangible assets of approximately $0.4 million for the three months ended July 31, 2001. The following table summarizes the components of the consideration paid to Acrylis (in thousands except per share amounts):

Consideration paid:
     Fair value of Caldera Systems common stock (1,250,000 shares at $1.95 per share)       $      2,438
     Cash                                                                                          1,000
     Direct expenses                                                                                 100
                                                                                            ------------
         Total consideration                                                                $      3,538
                                                                                            ============

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


         The following tables set forth certain pro forma financial information had the acquisitions discussed in above been completed as of November 1, 1999:

                                                 Three Months
                                                 Ended July 31,    Nine Months Ended July 31,
                                                      2000            2001            2000
                                                 --------------   ------------    ------------

Revenue                                           $     26,787    $     68,107    $    112,868
Net loss from continuing operations                    (23,736)        (56,493)        (69,541)
Net loss to common stockholders                        (23,736)        (56,493)        (69,541)
Basic and diluted net loss per common share       $      (0.42)   $      (0.99)   $      (1.45)


(4) EQUITY INVESTMENT IN EBIZ ENTERPRISES, INC

         During the three months ended January 31, 2001, the Company's ownership interest in Ebiz Enterprises, Inc. ("Ebiz") was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, the Company discontinued the use of the equity method of accounting for its investment in Ebiz. Subsequent to January 5, 2001, the Company accounted for the investment in Ebiz as an available-for-sale security in accordance with Statement of Financial Accounting Standards ("SFAS") 115. Under SFAS 115, the Company carried its investment at fair market value using quoted trading prices and recorded any unrecognized gains or losses as a component of other comprehensive income (loss).

         During the three months ended April 30, 2001, the Company determined that the quoted trading price of the Ebiz common stock on the Over the Counter Bulletin Board was not reflective of the realizable value of the Company's investment in Ebiz. Due to certain factors, including Ebiz's continuing losses and lack of adequate funding, the Company determined that its investment in Ebiz would most likely not be realized and an impairment write-down was necessary. Accordingly, the investment was written down from the January 31, 2001 balance of approximately $4.3 million to an estimated net realizable value of $0.65 per common share, or $2.6 million at April 30, 2001, resulting in an impairment charge of approximately $1.7 million. The remaining investment was also reclassified from available-for-sale securities to investment in non-affiliates.

         During the quarter ended July 31, 2001, Ebiz's financial condition has continued to decline. The Company determined that the remaining investment in Ebiz would most likely not be realized, and the investment has been written down from the April 30, 2001 balance of $2.6 million to $0 as of July 31, 2001. The impairment charge of $2.6 million has been recorded in the condensed consolidated statement of operations for the three and nine months ended July 31, 2001.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

         The Company accounts for each of its investments in non-marketable securities using the cost method, as the Company has no ability to exercise significant influence over any of the entities. The Company's management routinely assesses its investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


During the nine months ended July 31, 2001, the Company determined that the carrying value of the investment in Evergreen of $3.6 million would most likely not be realized and an impairment charge was necessary. The investment has been recorded at its estimated realizable value of $1.0 million and the Company recorded an impairment charge of $2.6 million in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2001.

(6) COMMITMENTS AND CONTINGENCIES

LITIGATION

         Four lawsuits have been filed against the Company, certain of its officers and directors, and the underwriters of the Company's Initial Public Offering in the United States District Court for the Southern District of New York by parties alleging violations of the securities laws. The complaints allege certain improprieties regarding the circumstances surrounding the underwriters' conduct during the IPO and the failure to disclose such conduct in the registration statement. Over 100 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court.

         The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. The court recently adjourned the requirement that the Company file an answer to the complaints pending further notification from the court. The Company has notified its underwriters and insurance companies of the existence of the claims.

(7) STOCKHOLDERS' EQUITY

STOCK-BASED COMPENSATION

         The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the quoted market price of the Company's common stock. During the three months ended July 31, 2001, the Company granted 4.4 million stock options with an average exercise price of $2.25 per share. None of these stock option grants were at prices that were below the quoted market price on the date of grant. As of July 31, 2001, there were approximately 9.6 million stock options outstanding with a weighted average exercise price of $3.31 per share. Subsequent to July 31, 2001, Caldera granted approximately 3.5 million stock options at a weighted average exercise price of $0.75 per share. None of these grants were at prices below the quoted market price of the stock on the date of the grant.

         During the nine months ended July 31, 2000, the Company granted approximately 3.9 million stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in approximately $6.8 million in deferred compensation.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


         Amortization of deferred compensation was approximately $0.4 million and $1.0 million, respectively, during the three months ended July 31, 2001 and 2000 and approximately $1.0 million and $4.0 million, respectively, during the nine months ended July 31, 2001 and 2000.

         During the nine months ended July 31, 2001, the Company eliminated approximately $1.1 million in deferred compensation for employees who terminated employment with Caldera. This deferred compensation had been included as a component of stockholder's equity and would have been amortized as non-cash compensation if the employees had not been terminated.

EMPLOYEE STOCK PURCHASE PLAN

         The 2000 Employee Stock Purchase Plan was adopted by the board of directors on February 15, 2000 and was approved by the stockholders on March 1, 2000. The plan became effective upon the closing of the Company's initial public offering. The plan is designed to allow eligible employees of Caldera and its participating subsidiaries to purchase shares of Caldera common stock, at semi-annual intervals, through periodic payroll deductions. A total of 500,000 shares of common stock have been reserved for issuance under the plan. The share reserve increases on the first trading day of each calendar year beginning with the 2001 calendar year by 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year but no such annual increase will exceed 750,000 shares. In no event, however, may a participant purchase more than 750 shares, nor may all participants in the aggregate purchase more than 125,000 shares on any semi-annual purchase date.

         In July 2000, the board of directors amended the plan to increase the maximum number of shares of common stock authorized for issuance over the term of the plan by an additional 1,500,000 shares. The stockholders approved this increase on April 27, 2001. The board of directors also amended the plan to eliminate the cap on the number of shares each participant may purchase in each offering period, increased the aggregate shares that may be purchased by all employees on any semi-annual purchase date to 350,000 shares from 125,000 shares, and changed the purchase interval date to May 31 and November 30, starting with the May 31, 2001 purchase interval.

         On April 30, 2001, 54,467 shares of common stock of the Company were purchased through the plan at a price of $1.68 per share and on May 31, 2001, 21,396 shares were purchased at a price of $1.55 per share.

(8) SEGMENT INFORMATION

         SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosures related to components of a company for which separate financial information is available and evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. For the periods presented in the accompanying financial statements, the Company has determined that it did not have any reportable segments.

         Revenue attributed to geographic locations for the three and nine months ended July 31, 2001 and 2000 is as follows (in thousands):

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


                                           Three Months Ended July 31,    Nine Months Ended July 31,
                                               2001           2000           2001           2000
                                           ------------   ------------   ------------   ------------

Revenue:
     United States                         $      8,209   $        713   $     10,346   $      2,158
     Canada and Latin America                       876             58            897            160
     Asia                                         2,305            259          2,715            443
     Europe, Middle East and Africa               7,467            158          7,551            341
                                           ------------   ------------   ------------   ------------
         Total revenue                     $     18,857   $      1,188   $     21,509   $      3,102
                                           ============   ============   ============   ============


(9) SUBSEQUENT EVENT

PROPOSED STOCK CONSOLIDATION

         The board of directors of the Company has unanimously approved submitting to the stockholders a proposal to consolidate the issued and outstanding common stock of the Company on the basis of one share for each six shares previously outstanding. This action was taken by the board to seek to increase the pool of potential investors in the common stock and to pre-empt any action that might be taken by Nasdaq to delist the common stock. The Company's stock has traded below the minimum $1.00 bid price required by Nasdaq since late July. The low trading price has increased the difficulty of attracting analysts for the common stock and the interest of institutional investors in acquiring shares. The board hopes that the proposed stock consolidation will result in an increase in the per share price that will assist in addressing these concerns. The proposed stock consolidation will not be implemented until after a stockholders' meeting, which the Company intends to schedule in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing, our annual report on Form 10-K for the year ended October 31, 2000 filed with the Securities and Exchange Commission and our Form S-4 Joint Proxy Statement/Prospectus. This discussion contains forward-looking statements that involve risks and uncertainties and include terminology such as "estimates", "anticipates", "continue", "expects", "intends", "believes" and similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this quarterly filing.

OVERVIEW

         We began operations in 1994 as Caldera, Inc. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit that was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities and, under an Asset Purchase Agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly formed corporation. Caldera Systems subsequently completed an initial public offering in March of 2000. On May 7, 2001, Caldera Systems completed its acquisition of the assets and operations of the server and professional services groups of Tarantella pursuant to an Agreement and Plan of Reorganization, dated August 1, 2001 and as subsequently amended. In order to facilitate this acquisition, Caldera International, Inc. was formed and Caldera Systems became a wholly owned subsidiary of Caldera International. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International. As used herein, Caldera, or the Company, refers to Caldera International, its subsidiaries, and its two predecessors, Caldera Systems and the portion of Caldera, Inc. related to the Linux software business.

         Historically, we have experienced substantial fluctuations in our revenue from period to period relating to the introduction of new products and new versions of our existing products. Prior to the acquisition of the Unix and OpenServer product lines from Tarantella, substantially all of our revenue was derived from sales of Linux products and related services. Currently, the majority of our revenue is derived from sale of OpenServer and UnixWare products

RESULTS OF OPERATIONS

         The acquisition of the assets and operations from Tarantella significantly increased the net revenue and operating expenses of the Company. The three and nine-month periods ended July 31, 2001 are not directly comparable to the three and nine-month periods of the prior year because of the significant changes in the operations of the Company as a result of the acquired operations.

THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 2001 AND 2000

Revenue

         The Company's revenue is derived primarily from product sales, license fees and service fees, which include engineering services, consulting, support and training. Our revenue was $18.9 million for the three-month period ended July 31, 2001 and $1.2 million for the same period during fiscal 2000, an increase of $17.7 million. Revenue was $21.5 million for the nine-month period ended July 31, 2001 and $3.1 million for the same period during fiscal 2000, an increase of $18.4 million. During the three and nine-month periods in 2001, approximately 85% and 83% of our revenue was generated from the sale of products and 15% and 17% was generated from services. During the same periods in fiscal 2000, approximately 53% and 69% of our revenue was generated from the sale of products and 47% and 31% was generated from services. Revenue from international customers was approximately 56% and 52% of total revenue for the three and nine-month periods in fiscal 2001, and 40% and 30% of total revenue during the same periods in fiscal 2000. The significant increase in revenue, as well as the percentage of product revenue to total revenue, was attributable almost solely to the operations acquired from Tarantella.

         Products. Our revenue from the sale of products was $16.1 million for the three-month period ended July 31, 2001 and $0.6 million for the same period in fiscal 2000, an increase of $15.5 million. Products revenue was $17.9 million for the nine-month period ended July 31, 2001 and $2.1 million for the same period in fiscal 2000, an increase of $15.8 million. The increase in products revenue for both the three and nine-month periods was attributable to the sale of OpenServer and UnixWare products acquired from Tarantella.

         Services. Our services revenue was $2.8 million for the three-month period ended July 31, 2001 and $0.6 million for the same period ended fiscal 2000, an increase of $2.2 million. Services revenue was $3.6 million for the nine-month period ended July 31, 2001 and $1.0 million for the same period in fiscal 2000, an increase of $2.6 million. The increase in services revenue for both the three and nine-month periods was attributable to revenue generated by the support and professional services groups acquired from Tarantella.

Cost of Revenue

         Cost of Products Revenue. Our cost of products revenue was $2.9 million for the three-month period ended July 31, 2001 and $0.5 million for the same period in fiscal 2000, an increase of $2.4 million. Cost of products revenue was $4.6 million for the nine-month period ended July 31, 2001 and $1.5 million for the same period in fiscal 2000, an increase of $3.1 million. Cost of products revenue as a percentage of products revenue was 18% and 26% for the three and nine-month periods ended July 31, 2001, and 74% and 69% for the same periods in fiscal 2000. The significant improvement in cost of products revenue as a percentage of products revenue is attributed to the large number of internet orders and electronic distribution from products sold by the operations acquired from Tarantella.

         Cost of Services Revenue. Our cost of services revenue was $3.1 million for the three-month period ended July 31, 2001 and $0.8 million for the same period in fiscal 2000, an increase of $2.3 million. Cost of services revenue was $4.4 million for the nine-month period ended July 31, 2001 and $1.4 million for the same period in fiscal 2000, an increase of $3.0 million. Cost of services revenue as a percentage of services revenue was 110% and 122% for the three and nine-month periods ended July 31, 2001, and 138% and 144% for the same periods in fiscal 2000. The higher cost of services revenue as a percentage of services revenue in prior periods was attributed to initial infrastructure and other costs of establishing our services offerings. While these margins reflect an improvement over prior periods, our services revenue does not cover our direct costs of providing services.

Operating Expenses

         Sales and Marketing. Our sales and marketing expenses were $13.0 million for the three-month period ended July 31, 2001 and $4.6 million for the same period in fiscal 2000, an increase of $8.4 million. Sales and marketing expenses were $23.4 million for the nine-month period ended July 31, 2001 and $10.5 million for the same period in fiscal 2000, an increase of $12.9 million. The increase was primarily attributable to increased personnel and related costs as a result of the acquisition of the operations from Tarantella as well as spending related to the branding of Caldera International.

         Research and Development. Our research and development expenses were $6.7 million for the three-month period ended July 31, 2001 and $1.1 million for the same period in fiscal 2000, an increase of $5.6 million. Our research and development expenses were $10.8 million for the nine-month period ended July 31, 2001 and $3.4 million for the same period in fiscal 2000, an increase of $7.4 million. The increase in research and development expenses was attributable to increased personnel and related costs as a result of the acquisitions of the WhatIfLinux technology from Acrylis and operations from Tarantella.

         General and Administrative. Our general and administrative expenses were $2.7 million for the three-month period ended July 31, 2001 and $2.0 million for the same period in fiscal 2000, an increase of $0.7 million. General and administrative expenses were $5.8 million for the three-month period ended July 31, 2001 and $4.5 million for the same period in fiscal 20000, an increase of $1.3 million. The increase was primarily attributable to increased personnel and related costs to support the expanded operations as a result of the acquisition of the operations from Tarantella.

         In-process Research and Development. In connection with the acquisition of the assets and operations from Tarantella, we recorded a charge of $1.5 million for the fair value of in-process research and development. The amount allocated to the in-process research and development represents the estimated purchased in-process technology for projects that have not yet reached technological feasibility and which have no alternative future use.

         Write-down of Investments. During the three-month period ended July 31, 2001, the Company determined that the current carrying value of its investment in Ebiz would most likely not be realized and impairment charges were necessary. The investment in Ebiz has been written down to $0 and the Company recorded an impairment charge of $2.6 million in the accompanying condensed consolidated statement of operations for the three months ended July 31, 2001. During the nine-month period ended July 31, 2001, the Company recorded impairment charges totaling approximately $6.9 million consisting of $4.3 million related to Ebiz and $2.6 million related to Evergreen.

         Amortization of Goodwill and Intangible Assets. The Company recorded $5.3 million in non-cash charges for the amortization of goodwill and intangible assets in connection with the acquisition of the assets and operations from Tarantella and the WhatIfLinux technology acquired from Acrylis, Inc. As a result of the Company's adoption of SFAS 142, effective November 1, 2001, the beginning of fiscal year 2002, the amortization of goodwill and intangible assets is expected to decrease to approximately $2.1 million per quarter beginning in the first quarter of fiscal 2002.

         Non-cash Compensation. In connection with stock options granted to employees, the Company recorded approximately $0.4 million of non-cash compensation during the three-month period ended July 31, 2001. During the three-month period ended July 31, 2000, the Company recorded $1.0 million of non-cash compensation. During the nine-month periods ended July 31, 2001 and 2000, the Company recorded $1.0 million and $4.0 million of non-cash compensation, respectively. The significant decrease in non-cash compensation is a result of the Company using an accelerated method to expense deferred compensation over the expected vesting life of the underlying stock options.

Other Income (Expense), net

         Other income (expense), net, consists primarily of interest income received on cash and equivalents and investments. Interest income was $0.9 million during the three-month period ended July 31, 2001, and $1.3 million during the same period in fiscal 2000. Interest income was $3.5 million during the nine-month period ended July 31, 2001 and $2.2 million during the same period in fiscal 2000. The decrease in interest income is attributable to lower cash, cash equivalents and available-for-sale security balances.

Provision for Income Taxes

         For the three-month periods ended July 31, 2001 and 2000, the provision for income taxes was approximately $0.2 million and $11,000, respectively. For the nine-month periods ended July 31, 2001 and 2000, the provision for income taxes was approximately $0.3 million and $38,000, respectively. The provision for income taxes was primarily related to earnings in foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception as a separate legal entity in August 1998, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

         As of July 31, 2001, we had cash, cash equivalents and available-for-sale securities of $37.3 million and working capital of $26.8 million. Decreases in cash and cash equivalents and working capital from October 31, 2000 were the result of cash used in operations of $29.4 million, cash paid to Tarantella and Acrylis of $23.0 million which were offset by sales of available-for-sale securities of $47.6 million.

         Our net cash used in operations during the nine-month period ended July 31, 2001 was $29.4 million. Cash used in operations was primarily attributable to the net loss of $40.3 million. The net loss was partially offset by non-cash charges for the amortization of deferred compensation, amortization of goodwill and intangible assets, a charge for in-process research and development, depreciation and amortization, the write-down of our investments and equity in loss of affiliate.

         Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and the purchase and sale of available-for-sale securities. During the three months ended July 31, 2001, we acquired assets and operations from Tarantella and the WhatIfLinux technology from Acrylis and paid $23.0 million, net of cash acquired. During the nine-month period ended July 31, 2001, we sold $47.6 million in available-for-sale securities, resulting in cash provided by investing activities of $17.6 million. We anticipate that we will experience an increase in the level of our capital expenditures, lease commitments and investment activities as we grow our operations.

         Our financing activities provided approximately $0.6 million during the nine-month period ended July 31, 2001 as a result of the exercise of vested stock options, the purchase of shares of common stock through Caldera's employee stock purchase program and from minority stockholders in Caldera KK.

         As of July 31, 2001, we had no outstanding debt obligations.

         Caldera's accounts receivable balance increased from $1.5 million as of October 31, 2000 to $16.2 million as of July 31, 2001. The significant increase was attributable directly to increased revenue as a result of our acquisition of assets and operations from Tarantella. The allowance for doubtful accounts was $0.3 million as of July 31, 2001, which represented two percent of the total accounts receivable balance.

         Management believes that its current cash and cash equivalents will be sufficient to meet capital expenditures and working capital requirements for at least the next twelve months. However, Caldera may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complimentary businesses or technologies, and respond to unanticipated requirements or to fund the operations acquired from Tarantella. Management cannot assure you that additional funding will be available in amounts or on terms acceptable to the Company. If sufficient funds are not available or are not available on acceptable terms, the ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive or operational pressures would be significantly limited.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which supercedes APB Opinion No. 17, "Intangible Assets", establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The adoption of SFAS No. 142 will require the Company to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company will adopt SFAS 142 effective November 1, 2001, the beginning of fiscal year 2002, and as a result amortization of goodwill and intangible assets is expected to decrease to approximately $2.1 million per quarter beginning in the first quarter of fiscal 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         Caldera has maintained many of the foreign offices and operations associated with the assets acquired in May 2001 from Tarantella. As a result, a substantial portion of Caldera's revenue is derived from sales to customers outside the United States. A significant portion of this international revenue is denominated in U.S. dollars. However, a substantial portion of the operating expenses related to the foreign-based sales are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the euro, among others. If the U.S. dollar weakens compared to the U.K. pound sterling and the euro, then operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations. Caldera's revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Caldera's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates or general economic conditions.

         Caldera is aware of the issues associated with the new European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the euro became a functional legal currency within these countries. During the subsequent two years, business in the EMU member states will have been conducted in both the 25 existing national currencies, such as the franc or deutsche mark, and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Management is in the process of revising its current business practices and products to address Europe's conversion to the euro. Caldera is still determining all of the costs related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on Caldera's business, operating results and financial condition.

         Because the EMU member states fixed the value of their respective national currencies to the Euro, the dispositive exchange rate for determining the effects of foreign currency fluctuation on the results of operations of a U.S. company earning significant revenues from Europe is the U.S. dollar-euro exchange rate. The overall trend since the adoption of the euro in January 1999 has been a devaluation compared to the U.S. dollar. Historically, Caldera has not been materially affected by fluctuations in the U.S. dollar-euro exchange rates because the level of activity denominated in euros has not been significant.

INTEREST RATE RISK

         The primary objective of Caldera's cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities in which Caldera invests may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, Caldera invests in a broad range of short-term fixed income securities with varying maturities. Caldera does not borrow money for short-term investment purposes. We anticipate that the amounts we hold in interest rate sensitive instruments will decrease as our cash and cash equivalents and amounts held in available-for-sale securities are utilized in our business.

INVESTMENT RISK

         Caldera has invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments in privately held companies are included under the caption Investments in the consolidated balance sheet and are accounted for under the cost method if Caldera's ownership is less than 20 percent and Caldera is not able to exercise influence over operations. Caldera's only investment to date in a public company is in Ebiz Enterprises, Inc. Caldera's investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. During the nine months ended July 31, 2001, Caldera recorded impairment charges of approximately $6.9 million for investments that were deemed to have experienced other than temporary declines in market value.

         The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. In addition, factors such as new product introductions by the Company or its competitors may have a significant impact on the market price of the Company's common stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand may have a significant impact on the market price of the Company's stock. These conditions could cause the price of the Company's stock to fluctuate substantially over short periods

RISK FACTORS

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO ASSESS THE RISKS RELATED TO OUR BUSINESS.

         Although we began operations in 1994, during the past 24 months we have substantially revised our business plan to focus on Linux for eBusiness, made additions to our product line, hired a significant number of new employees, including key members of our management team, and completed two acquisitions. In May 2001, we acquired the server software and professional services groups of Tarantella, which had employees, operations, revenue and expenses significantly greater than our historical operations. Prior to the acquisition from Tarantella, our sales were primarily from our OpenLinux products, which were historically developed for first-time Linux users who predominantly had experience using Windows desktop environments. We do not anticipate that these will continue to be a significant part of our business as we continue to shift focus to corporate users. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux software. These risks also include our ability to:

         o        broaden awareness of the Caldera brand;

         o maintain our current, and develop new, strategic relationships with technology partners and solution providers;

         o        attract, integrate and retain qualified management personnel;

         o attract, integrate and retain qualified personnel for the expansion of our sales, professional services, engineering, marketing and customer support organizations;

         o continue to develop and upgrade product offerings tailored for business;

         o        respond effectively to competitive pressures; and

         o generate revenue from the sale of our software products, services, education programs and training.

         If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful.

WE MIGHT FAIL TO SUCCESSFULLY INTEGRATE THE BUSINESS RECENTLY ACQUIRED FROM TARANTELLA.

         In May 2001, we completed the acquisition of assets and operations from Tarantella. This acquisition significantly increased our personnel, products, operations, and geographic locations. One of our key issues is the integration of the business, personnel, and operations acquired from Tarantella, including the integration of our historical Linux product offerings with UNIXWare product offerings acquired from Tarantella. This product line integration will involve consolidation of products with duplicative functionality, coordination of research and development activities, and convergence of the technologies supporting the various products.

         Other business integration issues could arise, including:

         o maintaining brand recognition for key products of the server business, such as UNIXWare and OpenServer, while migrating customer identification to our brands;

         o resolving channel conflicts that may arise between historical third-party distributor and our electronic solution provider channels and the channels of the UNIX-based business;

         o coordinating, integrating and streamlining geographically dispersed operations; and

         o coping with customers' uncertainty about continued support for duplicative products.

         Management and employee integration issues could also arise, including:

         o resolving differences between the corporate cultures of our company and the newly acquired operations;

         o        employee turnover; and

         o integrating the management teams of both companies successfully.

         Operational issues could arise, including potential problems in integrating:

         o        management information systems;

         o        telephone systems; and

         o        customer data.

         The integration is also expensive. In addition, management's focus on the integration is likely to interrupt our business activities, including the development of products and technologies integrating the Linux and UNIX product offerings. Any of these risks could harm future revenue and results of operations.

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE.

         We have not been profitable. The operations recently acquired from Tarantella have not recently been profitable and their revenue has been declining. If our revenue declines or grows at a slower rate than anticipated or we are unable to efficiently reduce operating expenses, we may not achieve or sustain profitability or generate positive cash flow. For the three months ended July 31, 2001, we incurred a net loss of approximately $18.8 million. As a result of the acquisition of the operations from Tarantella, we expect to continue to incur net losses because those operations have incurred losses in the recent past and we anticipate incurring significant expenses in connection with the integration of the businesses, developing our products, hiring and training employees, expanding our market reach, building awareness of our brand and integrating the products formerly offered by Tarantella. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan or we will need additional funding, which may not be available to us.

OUR PRODUCT AND SERVICE OFFERINGS MAY NOT BE ACCEPTED.

         We face risks and uncertainties relating to our ability to successfully implement our strategy. Our business model is based on an expectation that we can create and develop demand from the corporate community for product and service offerings, which will include both UNIX and Linux products and services. There is no current market for business solutions combining both Linux and UNIX-based products and services. At present, the business community favors Microsoft and other non-Linux operating systems. Our success will depend on market acceptance of the products we currently offer and the development of additional products that are accepted by the market.

         In order for our product offering to be accepted we must:

         o        broaden awareness of the Caldera brand;

         o maintain our current, and develop new, strategic relationships with technology partners and solution providers;

         o continue to develop and upgrade product offerings tailored for business; and

         o        respond effectively to competitive pressures.

OUR WORKFORCE HAS INCREASED SIGNIFICANTLY AND WE WILL FACE MANY DIFFICULTIES IN MANAGING A LARGER COMPANY.

         On completion of the Tarantella transaction, our workforce increased to 619 people. Key personnel have little experience managing this type of growth. This growth is likely to strain our management control systems and resources, including decision-making, responsibility and accountability management, support, accounting and financial reporting, and management information systems. We will need to continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and expanded operations.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL IN AN INTENSELY COMPETITIVE ENVIRONMENT, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

         We will need to retain our management, technical, and support personnel. Competition for qualified professionals in the software industry is intense, and we may be unable to retain sufficient professionals to operate our business. Departures of existing personnel could be disruptive to our business and can result in the departure of other employees.

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

         Our quarterly operating results have varied in the past. Fluctuations in our quarterly operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

         o the interest level of electronic solution providers in recommending our Linux and UNIX business solutions to end users;

         o the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

         o changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux environment in particular;

         o        the magnitude and timing of marketing initiatives;

         o changing business attitudes toward Linux and UNIX as viable operating systems compared to other competing systems;

         o the maintenance and development of our strategic relationships with technology partners and solution providers;

         o        the attraction, retention and training of key personnel; and

         o        our ability to manage our expanded operations.

         As a result of the factors listed above and elsewhere, it is possible that our results of operations may be below the expectations of public market analysts and investors in any particular period. This could cause our stock price to decline. In addition, we plan to increase our operating expenses to expand our sales and marketing, administration, consulting and training, maintenance and technical support and research and development groups. If revenue falls below our expectations and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

WE RELY ON OUR INDIRECT SALES CHANNEL FOR DISTRIBUTION OF OUR PRODUCTS, AND ANY DISRUPTION OF OUR CHANNEL AT ANY LEVEL COULD ADVERSELY AFFECT THE SALES OF OUR PRODUCTS.

         We have a two-tiered distribution channel. The relationships we have developed with distributors allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Some electronic solution providers also purchase solutions through our distributors, and we anticipate they will continue to do so as we expand our product offerings. Because we usually sell indirectly through distributors, we cannot control the relationships through which solution providers or equipment integrators purchase our products. In turn, we do not control the presentation of our products to end-users. Therefore, our sales could be affected by disruptions in the relationships between our distributors and electronic solution providers or between electronic solution providers and end users. Also, distributors and electronic solution providers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

OUR BUSINESS MODEL, WHICH RELIES ON A COMBINATION OF OPEN SOURCE SOFTWARE AND PROPRIETARY TECHNOLOGY, IS UNPROVEN.

         Our business model incorporates as integral elements of our product offerings both commercial products and open source software. We know of no company that has built a profitable business based in whole or in part on open source software. By incorporating open source components in our product offerings, we face many of the same risks that other open source companies experience, including the inability to offer warranties and indemnities on products and services. The open source components included in our products are available for free from other sources. In addition, by including proprietary technology in our products that is not freely downloadable we may run counter to the perception of Linux as an open source model and may alienate the Linux community. Negative reaction such as this, if widely shared by our customers, developers or the open source community, could harm our reputation, diminish our brand and decrease our revenue. Our business will fail if we are unable to successfully implement our business model.

         Our business model also depends upon incorporating contributions from the open source community into our products. The viability of our product offerings depends in large measure upon the efforts of the open source community in enhancing products and making them compatible for use across multiple software and hardware platforms. There are no guarantees that the open source community will embrace these products such that programmers will contribute sufficient resources for their development. If the open source community does not embrace products that we view as integral to providing eBusiness solutions, we will be required to devote significant resources to develop these products on our own.

BECAUSE OUR LINUX PRODUCTS HAVE RELATIVELY SHORT LIFE CYCLES, WE MUST DEVELOP AND INTRODUCE NEW LINUX PRODUCTS TO SUSTAIN OUR LEVEL OF SALES.

         Our Linux software products have a limited life cycle and it is difficult to estimate when they will become obsolete. If we do not develop and introduce new Linux products before our existing Linux products have completed their life cycles, we will not be able to sustain our level of sales. In addition, for us to succeed, many customers must adopt our new Linux products early in the product's life cycle. If we do not attract sufficient customers early in a product's life, we may not realize the amount of revenue that we anticipate for the product or recover our development costs. We cannot be sure that we will continue to be successful in marketing our key products.

WE RELY ON INDEPENDENT DEVELOPERS IN THE OPEN SOURCE COMMUNITY, SUCH AS LINUS TORVALDS, IN ORDER TO RELEASE UPGRADES OF OUR LINUX-BASED PRODUCTS.

         Many of the components of our software products, including the Linux kernel, the core of the Linux operating system, are developed by independent developers in the open source community and are available for inclusion in our products without cost. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers have in the past developed and upgraded the Linux kernel. Neither Mr. Torvalds nor any significant contributor to the Linux kernel is an employee of ours, and none of these individuals are required to further update the Linux kernel. If these independent developers and others in the open source community do not further develop the Linux kernel and other open source software included in our products on a timely basis, or at all, our ability to enhance our product offerings will suffer. As a consequence, we will be forced to rely to a greater extent on our own development efforts or license commercial software products as replacements, which would increase our expenses and delay enhancements to our products. For example, in the past we have sometimes been unable to upgrade all open source components of a product in connection with a proposed release because these independent developers had not yet made enhancements. Any failure on the part of the kernel developers to further develop and enhance the kernel could also stifle the development of additional Linux applications.

IF THE MARKET FOR LINUX BUSINESS SOLUTIONS DOES NOT GROW AS WE ANTICIPATE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND GROW OUR BUSINESS.

         Our strategy for marketing Linux solutions to businesses depends in part upon our belief that many businesses will follow a trend away from the use of networked computers linked by centralized servers and move toward the use of distributed applications through thin appliance servers, or specialized servers, Internet access devices and application service providers. We also are relying on electronic solution providers making these technologies available on Linux and Linux then becoming a desirable operating system under these circumstances. However, if businesses, which at present favor Microsoft and other non-Linux operating systems, do not adopt these trends in the near future, or if Linux is not viewed as a desirable operating system in connection with these trends, a significant market for our products may not develop. Factors that may keep businesses from adopting these trends include:

         o        costs of installing and implementing new hardware devices;

         o        costs of porting legacy systems into new platforms;

         o security concerns regarding manipulation of data through application service providers;

         o        limited adoption of Linux among businesses generally;

         o        previous significant investments in competing systems;

         o lack of adequate Linux-trained professionals and support services;

         o        lack of standards among Linux products and applications; and

         o lack of acceptance of the Internet as a medium for distributing business applications.

         Even if these trends toward distributed applications are adopted, if the development of Linux products and Linux applications is not sufficient, a significant market for Linux business solutions such as ours may not materialize.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND FACE SIGNIFICANT COMPETITION FROM A VARIETY OF CURRENT AND POTENTIAL SOURCES, INCLUDING RED HAT AND SUN MICROSYSTEMS; MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE GREATER FINANCIAL AND TECHNICAL RESOURCES THAN WE DO; THUS, WE MAY FAIL TO COMPETE EFFECTIVELY.

         Our principal competitors in the Linux market include:

         o        Red Hat;

         o        Wind River Systems;

         o        Sun Microsystems;

         o        Corel;

         o        MacMillan;

         o        SuSE; and

         o        VA Linux.

         In additional, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could easily produce competing versions of Linux software.

         Additionally, we have a number of competitors outside the Linux market that offer server products that are more established than ours. Many of these competitors have access to greater resources that we do. These competitors include AT&T, Novell, Sun Microsystems, and Microsoft. More recently, the major competitive alternative to our UNIX and Linux products is Microsoft's NT. While we believe that our server products retain a competitive advantage in a number of targeted application areas, the expansion of Microsoft's and our other competitor's offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

OUR FOREIGN-BASED OPERATIONS AND SALES CREATE SPECIAL PROBLEMS, INCLUDING THE IMPOSITION OF GOVERNMENTAL CONTROLS AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD HURT OUR RESULTS.

         As a result of the purchase of the assets and operations from Tarantella, we have significantly more foreign operations than we have had in the past, including development facilities, sales personnel and customer support operations in Europe, Latin America and Southeast Asia. These foreign operations are subject to certain inherent risks, including:

         o potential loss of developed technology through piracy, misappropriation, or more lenient laws regarding intellectual property protection;

         o imposition of governmental controls, including trade restrictions;

         o fluctuations in currency exchange rates and economic instability;

         o        longer payment cycles for sales in foreign countries;

         o        difficulties in staffing and managing the foreign operations;

         o seasonal reductions in business activity in the summer months in Europe and other countries; and

         o political unrest, particularly in areas in which we have facilities.

         In addition, certain operating expenses will be denominated in local currencies, creating risk of foreign currency translation losses that could harm our financial results and cash flows. If we generate profits or losses in foreign countries, our effective income tax rate could also be increased.

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

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS.

         While much of the code for our products is open source, our success depends significantly on our ability to protect our trademarks, trade secrets and certain proprietary technology contained in our products. We rely on a combination of copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. Some trademarks that have been registered in the United States have been licensed to us, and we have other trademark applications pending in the United States. Effective trademark protection may not be available in every country in which we offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. If we do not enforce and protect our intellectual property, our business may suffer substantial harm.

WE COULD LOSE REVENUE AS A RESULT OF SOFTWARE ERRORS OR DEFECTS.

         Software programs frequently contain errors or defects, especially when first introduced or when new versions are released. We could lose revenue as a result of errors or defects in our software products. We cannot assure you that errors will not be found in new products or releases. Although we have both product liability and errors and omissions insurance, we might incur losses in excess of the dollar limits or beyond the scope of coverage of our policies. While we test our products prior to release, the fact that most of the components of our software offerings are developed by independent parties over whom we exercise no supervision or control makes it particularly difficult to identify and remedy any errors or defects that could exist. Any errors could result in loss of revenue, or delay in market introduction or acceptance, diversion of development resources, damage to our reputation or increased service costs.

OUR COMPETITIVE POSITION COULD DECLINE IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING TO ACQUIRE BUSINESSES OR TECHNOLOGIES THAT ARE STRATEGIC FOR OUR SUCCESS, OR OTHERWISE EXECUTE OUR BUSINESS STRATEGY, OR IF WE FAIL TO SUCCESSFULLY INTEGRATE ANY ACQUISITIONS WITH OUR CURRENT BUSINESS.

         We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

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

THE GROWTH OF OUR BUSINESS WILL BE DIMINISHED IF THE INTERNET IS NOT ACCEPTED AS A MEDIUM FOR COMMERCE AND BUSINESS NETWORKING APPLICATIONS.

         An important part of our business strategy is to develop and market our products for the support of secure business networks hosted on the Internet. In addition, we plan to sell our products and provide a significant amount of technical support and education via our website. If the Internet is not accepted as a medium for commerce and business networking applications, demand for our products and services will be diminished. A number of factors may inhibit Internet usage, including:

         o        inadequate network infrastructure;

         o        lack of knowledge and training on Internet use and benefits;

         o        consumer concerns for Internet privacy and security;

         o        lack of availability of cost-effective, high-speed service;

         o interruptions in Internet commerce caused by unauthorized users;

         o        changes in government regulation relating to the Internet; and

         o        Internet taxation.

         If Internet usage grows, the infrastructure may not be able to support the demands placed on it by that growth and its performance and reliability may decline. Websites have experienced interruptions as a result of delays or outages throughout the Internet infrastructure. If these interruptions continue, Internet usage may decline.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

         The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. As a result of the registration that occurred in connection with the Tarantella transaction, we have a large number of shares of common stock outstanding and available for resale. This also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Certain holders of our common stock also have certain demand and piggyback registration rights obligating us to register their shares under the Securities Act for sale, including the rights held by the selling stockholders.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Four lawsuits have been filed against the Company, certain of its officers and directors, and the underwriters of the Company's Initial Public Offering in the United States District Court for the Southern District of New York by parties alleging violations of the securities laws. The complaints allege certain improprieties regarding the circumstances surrounding the underwriters' conduct during the IPO and the failure to disclose such conduct in the registration statement. Over 100 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court.

         The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. The court recently adjourned the requirement that the Company file an answer to the complaints pending further notification from the court. The Company has notified its underwriters and insurance companies of the existence of the claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         On May 14, 2001, the Company filed a report on Form 8-K announcing the completion of the acquisition of the server and professional services groups from Tarantella.

         On June 6, 2001, the Company filed a report on Form 8-K that included the conference call dialogue from the Company's quarterly earnings release conference call.

ITEM 7. SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2001                  CALDERA SYSTEMS, INC.

                                          By: /s/ Robert K. Bench
                                              -----------------------------
                                              Robert K. Bench
                                              Chief Financial Officer
                                              (Principal Financial Officer)