Form 10-K
period 2001-10-31
CALDERA INTERNATIONAL INC/UT
filed 2002-01-18
CIK 1102542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________ .

                         Commission file number: 0-29911

                           CALDERA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               87-0662823
              (State of                            (I.R.S. Employer
            incorporation)                        Identification No.)


       240 WEST CENTER STREET
          OREM, UTAH 84057                            (801)765-4999
   (Address of principal executive                (Registrant's telephone
     offices, including zip code)               number, including area code)



              SECURITIES PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                   COMMON STOCK, PAR VALUE $.001 PER SHARE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the common stock beneficially owned by non-affiliates of the Registrant, as of January 15, 2002, was approximately $13.0 million based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The number of shares of the Registrant's Common Stock outstanding as of January 15, 2002, was 57,491,440.

                        Documents Incorporated by Reference

      Portions of the Registrant's definitive proxy statement relating to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K where indicated.

                                                                                                Page
                                                                                               Number
                                                                                              --------
PART I.
Item 1.        Business                                                                           3
Item 2.        Properties                                                                        25
Item 3.        Legal Proceedings                                                                 25
Item 4.        Submission of Matters to a Vote of Security Holders                               25

PART II.
Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters         26
Item 6.        Selected Financial Data                                                           26
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations
                                                                                                 27
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                        36
Item 8.        Financial Statements and Supplementary Data                                       38
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure
                                                                                                 69

PART III.
Item 10.       Directors and Executive Officers of the Registrant                                69
Item 11.       Executive Compensation                                                            69
Item 12.       Security Ownership of Certain Beneficial Owners and Management                    69
Item 13.       Certain Relationships and Related Transactions                                    69

PART IV.
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                   69
Signatures                                                                                       72

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

OVERVIEW

      Caldera's business is focused on serving the small to medium business market's need to have reliable, cost effective Linux and UNIX operating systems and software products to power computers. Caldera also provides web-based applications and products and services to facilitate connections to the internet for its customer base. Caldera is seeking to expand its business by providing products and services to businesses in its core market strengths which are retail, manufacturing, hospitality, banking and finance. Most of these markets and customers are accessed through an indirect, leveraged channel of partners, which includes distributors and solution providers (collectively, "resellers"). This system is extended to a global level, with Caldera offices worldwide, locally supporting customers and resellers with minor modifications to fit the particular country's unique needs.

INDUSTRY BACKGROUND

      The internet has accelerated the introduction of processes for managing information, providing services and solutions and handling customers and has changed the way software applications are developed, deployed and managed. These processes enable companies to utilize the internet to extend their businesses closer to and begin to better interact with their customers, partners and suppliers and to communicate more effectively with employees. The internet has also enabled and accelerated a trend towards distributed, even collaborative software applications. With a distributed application, instead of installing and running software on an individual computer, end-users can access the application from remote locations using the internet. The internet makes the physical location of a software application or service irrelevant to the end-user. Rather than individually installing programs on a number of personal computers, businesses can use the internet to allow users to access a single server maintaining the software. As a result of this trend, application service providers, or ASPs, have emerged. An ASP is a service provider that centrally hosts services and software applications and leases them to companies. Companies can access these applications for a fee through the internet, rather than buying and installing the programs. However, operating under previous computing models, many companies have already invested tremendous amounts of capital in their existing legacy computer systems and applications. Therefore, new software applications must be developed to allow seamless integration between existing legacy systems and applications being offered by ASPs over the internet.

      Another trend in distributed applications is the advent of thin appliance servers, or specialized servers. These specialized servers perform specific applications, such as file and print sharing, secure internet services, backup services and electronic mail services. Companies are realizing that they can deploy efficient, discrete applications on specialized servers and do not need to install massive, costly, multi-functional systems merely to install a new application or to add a particular function. Companies have started using specialized servers to administer these new software applications that are emerging. Having separate servers for each application improves performance and increases stability, while decreasing overall operating and maintenance costs. This trend creates a growing opportunity to provide more customized operating system environments to fit specific hardware or application requirements.

      The trend towards distributed software applications and specialized servers and the proliferation of internet access devices have increased companies' ability to conduct eBusiness and given consumers' increased access to the internet. The dynamic and fast changing nature of eBusiness requires an operating system, the software that enables a computer and its various components to interact, that can change with the accelerated evolution of eBusiness. The optimal operating system must enable companies to connect specialized servers and internet access devices to the internet network to conduct eBusiness. It must be customizable to adapt to the changing software applications environment, shifting hardware infrastructures and the emergence of new internet access devices. It must be scalable to accommodate the growing number of users and the ways that they access the internet. The optimal operating system must be highly stable and easy to maintain to minimize overall operating and maintenance costs. It must allow for rapid deployment and development and be easily upgradeable to keep pace with the changing needs of eBusiness. Finally, this operating system must interface with existing systems and embrace open technical and communications standards like Java and extensible mark-up language, or XML, to take full advantage of the internet.

      Linux is an internet specialized operating system. Created through collaborative coding by a global open source development community, Linux can be used to power many of the current and future internet software needs of businesses, academics and technical institutions around the world. Specifically, the benefits of Linux include:

  o  comprehensive internet functionality;

  o   flexibility and customizability;

  o   stability;

  o   interoperability with multiple systems and networks;

  o   multi-appliance capability, including internet access devices;

  o   low acquisition and maintenance costs; and

  o   compliance with technical and communications standards.

      Despite these benefits, Linux as an open source system is not without drawbacks. Linux has not yet been widely adopted by business due to:

  o   the fragmentation of Linux offerings;

  o   inadequate education and training;

  o   the lack of proper distribution channels for Linux solutions;

  o   the lack of technical knowledge and support;

  o   difficulty in management and deployment; and

  o   the limited number of applications available for use on Linux.

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

      The UNIX(TM) operating system complements Linux and addresses many of the drawbacks noted above for Linux. UNIX, the precursor to Linux, has had a long history of business implementation, and has attracted a robust list of both customers and vendors that provide solutions. Sun, Hewlett Packard, IBM, Tarantella (formerly The Santa Cruz Operation) and others have developed a large base of UNIX business applications to conduct internet and local transactions. On the Intel platform, Caldera's OpenServer and OpenUNIX represent the only tangible low cost Intel UNIX available for business (HP and Sun being the only other providers), and these offerings have permitted businesses, particularly small to medium businesses, to take advantage of the reliability of this operating system at a relatively low cost.

      In comparison to Linux, UNIX has had almost a 20-year advantage in deployment. However, Linux is already overtaking UNIX in the growth and development of new software as Linux is increasingly viewed as an internet-friendly operating system that excels in price and quality and is seen as an alternative development platform. Caldera's efforts to unify Linux and UNIX provides the business customer the ideal option of developing a single application that can now scale from the smallest device to the most comprehensive operating environment available on Intel.

THE CALDERA SOLUTION

      Caldera provides operating systems and web-enabled software products that enable solution providers servicing small to medium businesses to build reliable, replicatable solutions. These solutions are built on the Linux and UNIX operating systems, and are delivered through a global channel of resellers. Key benefits of our solution include:

      FOCUSED BUSINESS FRAMEWORK. Caldera has always had a business focus with Linux, and now with UNIX, and has created a system that fosters product development, deployment, management, support, and services for business clients. The Company is focused on sound commercial engineering practices, with the appropriate quality and documentation requirements, and a solid support infrastructure to not only take care of technical needs, but to provide a pragmatic approach to enabling partnered products and solutions to be delivered through a well-trained, targeted channel model of solution providers. Caldera understands the need to provide an application environment that remains consistent across multiple releases of the environment.

      EFFECTIVE DISTRIBUTION CHANNEL. We provide products and services to the people who serve the business community with a particular focus on small to medium businesses. Most of our products that are purchased by corporate information systems departments are sold through our distribution channel to electronic solution providers. We define electronic solution providers to include value added resellers, or VARs, vertical solution providers, or VSPs, original equipment manufacturers, or OEMs, internet service providers, or ISPs and corporate information technology managers ranging from independent local technical specialists to large system integrator organizations, that offer value-added solutions for eBusiness. Business customers often rely on solution providers to either provide a complete solution or recommend which technology to purchase. We provide solution providers with products, third-party applications, education, training and tools to effectively facilitate or offer a Caldera solution for eBusiness.

Solution providers benefit from the lower maintenance and support costs necessary to maintain our solutions. We offer our services to solution providers on a worldwide basis.

      COMPREHENSIVE PRODUCT OFFERINGS. We provide unique products that are operating systems based - OpenLinux, Open UNIX and OpenServer - and applications that directly interface with operating systems to facilitate more effective development and deployment of third-party applications. We offer focused options that allow our business partners to develop one application and then to implement Linux or UNIX depending on their business needs, and provide a common software interface to enable security software, management software or web-enabled software to be run in addition to conventional applications. The development of these products are broken up within different teams spread out between Germany, New Jersey, Utah and California. We also offer our products in multiple language versions. With the addition of Volution Online, we are expanding this base platform of operating system environments with the first of several online services that can begin to augment the solution provider's offerings to their small to medium business customers.

      COMPLEMENTARY VALUE-ADDED SERVICES. In order to assist businesses in implementing our product offerings, we provide a wide range of valuable services. We believe that our service offerings provide significant benefits for eBusiness. These service offerings include:

  o technical support - our technical support provides assistance during installation and operation of our Linux and UNIX products;

  o consulting and custom development - our consultants have extensive technological and business knowledge, which allows us to assist our customers to implement Linux and UNIX solutions;

  o hardware optimization and certification - our consultants can optimize solutions for a specific hardware platform and provide a rigorous testing and certification process;

  o documentation - we provide consistent and up-to-date documentation on Linux that is not readily available in the open source development community; and

  o online software provisioning and management - we provide the capability to manage Linux and Caldera's UNIX solutions via the internet, and the ability to allow our channel partners to either facilitate this online service or to build a business as a provider of such service themselves.

      COMPREHENSIVE, DISTRIBUTION-NEUTRAL EDUCATION AND TRAINING. Many companies are delivering different versions of Linux called distributions. We provide a comprehensive distribution-neutral training program for Linux and for Caldera's UNIX. Our courses focus on educating and training the business community on the benefits of these operating systems for business use. We offer a comprehensive set of courses designed to prepare students to develop, deploy and manage Linux and UNIX in a business environment, including system, network and internet administration and programming. We offer high-quality instructor-led training through our own training center at our headquarters and also offer our educational programs indirectly through our Caldera Open Learning Providers around the world.

      OPEN SOURCE ADVOCATE. We fully embrace the open source model and continuously contribute tools and technology to the open source community to the betterment of our products. We foster, and regularly contribute to, multiple open source development projects that enhance the capability of our products and services. These efforts serve to collaboratively enhance the capability and quality of the technology to foster greater market growth.

SOFTWARE PRODUCTS

      In addition to our operating systems, OpenLinux, OpenServer and Open UNIX, we develop, market and support a layered product, Volution, that directly interfaces with the operating system to enable utilization of the internet and more effective development and deployment of third party applications. Our products and solutions integrate both commercial and open source software products developed by third parties and us. We apply development and testing procedures to the open source code included in our products similar to those procedures applied to traditional commercial products. Our rigorous development procedures result in a highly consistent product that enables easier and more rapid customization, integration and support. Our products are designed to work both individually and together to provide a rapidly expandable platform as enterprises extend their eBusiness infrastructure.

OPERATING SYSTEMS

      Caldera's operating system offerings consist of two Linux application deployment platforms (OpenLinux and Open UNIX) as well as a legacy platform, OpenServer.

OPENLINUX

      OpenLinux is an ideal product for building internet-enabled business solutions. Based on the Linux 2.4 kernel, the product is a fully integrated and stable Linux operating system. OpenLinux comes with default configurations for secure web, file, print and network infrastructure servers. OpenLinux saves users significant time and money in the installation, configuration, deployment, and management of business solutions by providing default working configurations. Each configuration is out-of-the-box secure, easily deployed and manageable, using browser-based remote management and configuration utilities bundled in each system. OpenLinux is targeted to small to medium businesses, Fortune 1000 companies with remote connected sites and OpenServer customers migrating to Linux. OpenLinux is easy to manage and maintain using any of the management tools that are bundled with the product. The tools include: Webmin(TM), a secure browser-based management capability; a Caldera(R) Volution(TM) Manager agent which allows easy configuration and management of Linux systems; and Volution Online, a browser-based decision tool and update service used to assess the impact of and enable the easy deployment of software updates. OpenLinux 3.1 began shipping June 2001.

OPEN UNIX

      Open UNIX 8 is the most advanced deployment platform for industry standard Intel(R) processor systems. Open UNIX 8 is the trusted foundation for solutions where proven scalability, reliability and affordability are critical. Whether powering a data center or running a small to medium business, Open UNIX 8 delivers the complete flexibility of Linux, with the same scalability and reliability that is synonymous with UNIX systems. Open UNIX 8 allows Caldera to deliver on the commitment to unify UNIX with Linux for business. Open UNIX 8 incorporates the Linux Kernel Personality (LKP) technology, which enables customers to run Linux applications and UNIX applications simultaneously. Open UNIX 8 is an evolution of and maintains compatibility with the SCO(R) UNIXWare(R) operating system acquired by Caldera. Open UNIX 8 includes enhancements and refinements to the UNIX platform, representing significant added value for existing UNIXWare 7 customers who can easily upgrade to this new release. Open UNIX 8 began shipping June 2001.

OPENSERVER

      OpenServer is Caldera's UNIX-based legacy offering, directed at many of the installed customers acquired from Tarantella, Inc. Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. OpenServer excels at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. Caldera continues to support existing uses of OpenServer, keeping it current with hardware platforms available in the market. The latest release, OpenServer 5.0.6 began shipping in March 2001.

VOLUTION

      The Volution products build on Caldera's operating systems to enable customers to utilize the internet effectively. The initial products in the Volution family are Volution Manager and Volution Messaging Server. Caldera will add to these products with other management products in the future.

VOLUTION MANAGER

      Caldera Volution(TM) Manager is a secure, web-based, systems management solution that reduces the cost of managing and maintaining established versions of Linux and Caldera's UNIX. Volution Manager does this by enabling secure, remote management, monitoring and updating of multiple systems through a browser. Volution Manager's key components include asset management, software distribution, and health monitoring with proactive response capabilities. Volution Manager's architecture is based on open standards/technologies (e.g., XML, LDAP, SNMP, Apache, HTTPS) and interoperates with all SNMP-based management frameworks. Volution Manager saves time and resources, and eases deployments and does so in a cost-effective manner. Volution Manager began shipping in January 2001.

VOLUTION MESSAGING SERVER

      Caldera Volution Messaging Server is a secure, manageable, and easy-to-use messaging server delivering superior application compatibility for small to medium businesses. Based on open standards for mail and directory services, Volution Messaging Server supports Outlook, browsers, and other popular mail clients. Additionally, it interoperates with popular anti-virus, backup, and fax server software. The Volution Messaging Server is compatible with other Caldera products. For platforms it supports either OpenLinux or Open UNIX operating systems, ReliantHA clustering solution, and Volution Manager system administration products. Volution Messaging Server began shipping in November 2001.

SERVICES

TECHNICAL SUPPORT

      Caldera provides a full range of pre and post-sales technical support for all products included on the Caldera price list, including our Linux and UNIX for Intel operating systems, OpenLinux, OpenServer, UNIXWare and Open UNIX.

      Caldera provides technical support to all of our partners, including resellers, hardware and software vendors and solution providers, as well as directly supporting our end-user customers. Our partners have the option to direct their customers to Caldera technical support, or to provide first-level customer support themselves, and utilize Caldera's technical expertise for second-tier support.

      Technical Support services include a range of options from single incident email and telephone support, to dedicated "enterprise" level support agreements. Customers seeking additional technical support directly from Caldera may enter into service agreements that best suit their needs.

PROFESSIONAL CONSULTING AND CUSTOM DEVELOPMENT SERVICES

      Our UNIX and Linux consulting services include project management, software development and programming, migration tools and services, and development of customized Linux operating systems. We assist our end-user customers, ISVs and solution providers in planning, creating, implementing and deploying business application solutions.

EDUCATION AND TRAINING SERVICES

      Our educational programs and products are designed to help our customers learn to develop, deploy and administer both Linux and UNIX operating environments for Intel systems. Our courses provide preparation for UNIX and Linux certification. Linux certification tests are provided by an independent organization named "The Linux Professional Institute".

      Caldera develops comprehensive training curriculum for both UNIX and Linux. Caldera has a program to authorize independent training centers around the world, named the Caldera Open Learning Provider program. Authorized Open Learning Providers use the Caldera supplied UNIX and Linux curriculum to customize and deliver instructor led training classes.

ON-LINE SERVICES

      Caldera has invested in creating an on-line service capability known as Volution Online. This service provides an on-line subscription service for Linux system administrators and end users for software knowledge, updates and decision support.

      Caldera is expanding its on-line services to include on-line UNIX and Linux training service named eLearning.

AWARDS AND RECOGNITION

      During 2001, Caldera and its products have received recognition and awards, including:

  o November 2001 - Caldera Volution Manager won Network World's Category Breaker Award;

  o July 2001 - Caldera's computer-based training course, `Quick Start to Linux', won a Silver AXIEM Award from Mentergy, Inc.;

  o   May 2001 - Caldera OpenLinux wins CNET's Editor's Choice Award;

  o January 2001 - Caldera Volution wins Show Favorite for Best Network/Server Application at LinuxWorld Expo in New York.

STRATEGIC TECHNOLOGY ALLIANCES

      We have business alliances with key global industry partners, including Unisys, Fujitsu, Fujitsu-Siemens, IBM, Intel, Novell, Oracle, Informix, Progress, BEA, Computer Associates, Compaq, HP and Sun Microsystems. These relationships encompass product integration, two-way technology transfers, channel partnerships and revenue generating initiatives in areas of product bundles and training and education. The objectives of these partnerships include:

  o   providing complete hardware and software UNIX and Linux solutions;

  o licensing our education materials to be used in our partners' training centers;

  o supporting our partners' Linux engineering efforts as well as their end-user customers; and

  o mutually developing our sales and distribution channel by coordinating marketing initiatives in creating demand for our products.

      During fiscal 2001, we made significant progress with our strategic partners, which included:

  o Oracle 9i database for Linux was certified, announced and supported for Open UNIX 8. Additionally, Oracle 9i AppServer for Linux was certified for Open UNIX 8;

  o Informix, Silverstream, Willow, Microlite, Dell, HP, IBM Xseries, Compaq, HP, Fujitsu Siemens, Unisys all certified products on Open UNIX 8;

  o J2SE source code license access was renewed with Sun Microsystems for an additional three years, enabling Caldera to continue to provide the only Linux Java development code optimized on OpenLinux and supportable with direct engineers at the company;

  o executives from Intel, IBM-Informix, Sun, Computer Associates, Software AG, Borland and Compaq were keynote speakers and exhibitors at Caldera's annual Forum conference; and

  o Caldera and Compaq continued their investment in a co-marketing fund to drive solutions through their mutual small to medium business focused channels.

INDUSTRY PARTICIPATION

      We participate as a key member of many industry standard, partner and open source initiatives, including the following:

  o Linux Professional Institute, an independent organization dedicated to the establishment of professional certification standards for Linux professionals;

  o Linux Standards Base, a Linux community initiative coordinated by the Free Standards Group which is dedicated to defining industry standards for Linux operating system products that are vendor neutral. The adoption of these standards by Linux vendors would result in a common application environment supported by all Linux products encouraging more broad industry support from application developers;

  o Linux Internationalization Group, a voluntary Linux community working group, of which we are one of the founding members, dedicated to addressing interoperability, internationalization and localization of Linux applications in the international context;

  o IA64 Linux Project, an Intel-sponsored initiative to port the Linux kernel to the Intel Itanium processor;

  o Distributed Management Task Force, an independent organization including most of the largest software and systems vendors in the world, dedicated to creating new standards for computer systems management. We are working with this task force to incorporate into our Linux products commonality standards already in place among enterprise-level businesses;

  o Software and Information Industry Association, an industry association specific to corporations that build products and services for information technology;

o Open Source Development Lab, whose goal is to foster and support the development of additional open-source and Linux enhancements; and

o The Open Group, an organization that specializes in specification of and certification for open standards - UNIX primary among those.

SALES AND MARKETING

      Caldera's customers are primarily resellers who serve small to medium size businesses, or replicated site or branch operations of major corporations. Our primary method to access these customers has been to distribute our products and services through our indirect channel model working with a worldwide network of distribution partners, horizontal value add resellers, or VAR's, and industry specific vertical solution providers, or VSP's. Caldera currently has over 13,000 active resellers, over 400 direct and indirect vertical solution providers and over 8,000 active developers. We also work closely with OEM's to ensure our products and services are meeting the unique needs of these partners. Our sales force is organized to support our customers and partners by having dedicated channel sales, corporate sales, OEM and service sales managers.

      A partial list of our customers include:

Ford Motor Company        Safeway                  Michael's
BMW                       Eckerd                   Cendant
McDonalds                 Lucent                   Deutsche Bahn
Kentucky Fried Chicken    IBM                      Siemens KWU
Holiday Inn               Costco                   RZF NRW
Walgreens                 CVS                      China Petroleum
Chrysler                  NASDAQ                   Argos
Kmart                     Pizza Hut                Dixons
Kroeger                   Marconi                  Russian Savings Bank

      Our marketing efforts support our sales and distribution efforts, promotions and product introductions and include marketing development funds to push Caldera products. Pull marketing, apart from delivering quality products and services needed in the marketplace, is focused on branding, solutions, advertising, tradeshows, press releases, white papers and marketing literature. We focus our marketing on public relations and press relations extensively to communicate the progress we are making in the business arena. In particular, our marketing strategy consists of:

   o  branding Caldera through public relations announcements and advertising;

   o  announcing technology solution awards;

   o creating an effective partner program to generate brand awareness and promote our products; and

   o increasing public awareness through speaking engagements at strategic tradeshows and conferences worldwide and participating in technology forums.

      Our web site, www.caldera.com, is focused on strengthening our strategy. In addition to allowing visitors to download free software, our web team is expanding our current web strategy of branding, direct sales through our online store, and linking customers to channel partners. Through our web site, we plan to join together ISVs, hardware partners, customers, developers,

ISPs and others who want to connect for business reasons and to generate increased business based on introductions, advertising and transactions.

COMPETITION

      The market for business solutions, particularly web-enabled applications and web services solutions, is evolving. We face direct competition from other providers of web-enabled applications and web services solutions and face competition from traditional, non-Linux and non-UNIX operating systems, other Linux and UNIX operating systems, technical support providers and professional services organizations.

      Companies currently offering competitive non-Linux operating systems include providers of hardware-independent multi-user operating systems for Intel platforms, such as Microsoft, IBM and Novell. These competitors often bundle their operating systems with their hardware products, creating an additional barrier for us to overcome in penetrating their customer bases. There are also significantly more user applications available for competing operating systems, such as Windows NT and Windows 2000 due to their significant marketing presence.

      As the internet continues to be a more integral component of our customer's business, new models for application development and deployment are being created that introduce both potential risk and opportunity for our business. This new development model, known most commonly as "Web Services", forms the basis of a new era of internet enabled applications that can be used to bind individual corporations into what some have called "Virtual Enterprises". The promise of web services is to utilize open internet standards for data communication and interchange to enable the electronic integration of organizations. This new model is primarily being driven by large industry participants who have invested millions of dollars to establish their implementation of standards and are independently courting the application development communities to utilize their frameworks. Two of the most prominent are Microsoft's .Net and Sun Microsystems's SunOne. While both of these frameworks support and utilize the open standard of XML, the business models built around them are dramatically different.

       Sun's approach has been to establish a solid technical framework on which to build broad industry partnerships to drive the technology in much the same manner they formed the movement around the Java programming language. As a result, Sun has enlisted partners in a broad range of industries such as banking, wireless communications and internet services to support their initiative. Microsoft's .Net is a very ambitious plan to not only provide a new internet-centric environment for application development and deployment, but to alter the way in which the software market itself works.

       Key to the success of .Net is a set of Microsoft-delivered internet services known as My Net Services (formerly Hailstorm) that delivers both a common login environment and a yellow pages of available web application services that are available for use. The Windows XP desktop is key to Microsoft's effort in establishing its framework as the defacto standard. The acceptance of Sun and Microsoft product offerings and services may adversely affect our current product development efforts.

      In the Linux operating system market, our competitors include Red Hat, SuSE and TurboLinux and smaller regional Linux companies. Several of these competitors have established customer bases, strong brand names and continue to attract new customers, but with the recent economic slowdown and constriction of financial markets, most of the regional companies have had to return to their regional areas of strength. In fact, with only Red Hat and Caldera successfully completing initial public offerings, our only other Linux specific competitor on a global basis is Red Hat. However, Red Hat has had more visibility and a stronger brand worldwide than Caldera.

      The Linux market is not characterized by the traditional barriers to entry that are found in most other markets, due to the open source nature of many of our products. New competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our Linux products, however, are specifically suited for and targeted toward the requirements of business.

      In the Intel UNIX operating system market, our competitors include Microsoft, Hewlett Packard and Sun. Linux and Windows 2000 are aggressively seeking after the current UNIX operating system market.

      We also compete for service revenue with a number of companies that provide technical support, training, education and other professional services to users of Linux and UNIX operating systems, including some original equipment manufacturers with which we have agreements. Many of these companies have larger and more experienced service organizations than we do. We also face competition from companies with larger customer bases and greater financial resources and name recognition, such as Corel, Cygnus Solutions and Sun, which have indicated interest in the Linux operating systems market. Traditional Linux service providers have decreased significantly during this past year as they have not been able to compete effectively. Other companies such as IBM Global Services and Accenture are now developing stronger service offerings in Linux and UNIX, but they are mainly focused on the enterprise customer.

      We believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability and breadth of hardware compatibility. To solidify and improve our competitive ability, our near-term strategy is to strengthen our existing strategic relationships and enter into new ones in an effort to increase our name recognition as well as expand our distribution capabilities, which in turn should create additional incentives for software developers to write more applications for OpenLinux, Open UNIX and the Volution platform. Unlike most of our Linux competitors, Caldera now has global infrastructure and can focus its resources at marketing solutions with its partners through a worldwide channel and improve its brand recognition around the world.

SOFTWARE ENGINEERING AND DEVELOPMENT

      The acquisition of the server and professional services divisions from Tarantella increased both the size and breadth of skill in Caldera's engineering group to support Caldera's existing Linux and Volution products in addition to the UNIX products. Our engineering team is highly regarded in our industry as having some of the most talented individuals in delivering trusted computing technology, specifically for Intel-architecture systems. These skills have been put to good use in the delivery of our latest products as well as a number of professional services engagements with Intel and others.

      The engineering group has delivered a number of key products and technologies that provide a broader range of platforms on which they can deliver their solutions, whether Linux or UNIX based. Additionally, the delivery of the Volution Messaging Server and the upcoming release of Volution Manger v.1.1 represent our intent to extend our product reach beyond the operating system into core deployment applications that add value to our existing products.

      Our delivery of Open UNIX 8.0 with the Linux Kernel Personality was a milestone in the Intel UNIX world as it established a bridge between the well established UNIX environment and the new world of Linux by creating an environment on which Linux applications can run unchanged on UNIX. A key proof point for this capability was established when the Linux version on Oracle's 9i database was fully certified on Open UNIX 8. This capability ultimately allows our customers to run the same applications on either Linux or UNIX and provides a means to support Linux applications on much larger hardware platforms, such as the UNISYS ES7000 with 32 Intel Pentium Xeon CPUs, than the Linux operating system can effectively support today. Looking forward, we will leverage our UNIX expertise to collaborate with our partners and the Linux community to attain similar capability as demand for Linux on the next generation Itainium processor increases.

      We have invested and will continue to invest in the development of innovative new product features and technologies in response to the evolving market for Linux and UNIX solutions and seek input from key customers. We visit customers, application developers, and integrators on a regular basis to understand how effectively our products suit their needs. We collaborate with hardware and software industry partners to insure that the combination of our collective technology will create the most stable and cost effective solution we can deliver.

      We are training our technical staff and developing new ways in which new web-based services can be both delivered and deployed by our operating system platforms. The value that our products have always provided to our customers will continue to be of value in this new environment and, coupled with our current and future Volution products, we will be well positioned to deliver these solutions to our current and new customers.

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

INTELLECTUAL PROPERTY

      Our success depends in part on our ability to protect our trademarks, trade secrets, and certain proprietary technology. To accomplish this, we rely primarily on a combination of trademark and copyright laws and trade secrets. We also require that our employees and consultants sign confidentiality and nondisclosure agreements. We generally regulate access to, and distribution of, our documentation and other proprietary information.

      Certain components of OpenLinux have been developed and made available for licensing under the GNU General Public License and similar licenses, which generally allow any person or organization to copy, modify and distribute the software. The only restriction is that any resulting or derivative work must be made available to the public under the same terms.

      We own the registered trademark "CALDERA(R)" and also have license rights relating to "CALDERA SYSTEMS(TM)", a pending trademark application. In September 1999, the United States Patent and Trademark Office rejected our applications for "OpenLinux(TM)" and "Linux for Business(TM)". We filed our response with respect to the rejection of the "OpenLinux" trademark on March 28, 2000. Our trademark application for "Linux for Business" was suspended on April 24, 2000, pending disposition of prior applications. We have recently been informed that resolution of these applications will remain pending until a determination has been made by the United States Patent and Trademark Office as to the treatment of LINUX related trademark applications generally. In Europe, the European Community Trade Marks Office has approved our application for registration of the trademark "OpenLinux(TM)".

      Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted and in the future may attempt to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the misappropriation of our trade name and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming. The loss of any material trademark or trade name could have a significant negative effect on our business, operating results and financial condition.

      We do not believe that our products infringe the rights of third parties. However, our products are comprised of many distinct software components, developed by many independent parties, and third parties have in the past asserted, and may in the future assert infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual rights. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a negative effect on our business, operating results and financial condition.

GOVERNMENT REGULATION

      Our success depends on the Linux and UNIX operating systems industry, which in turn depends on increased use of the internet for eBusiness and other commercial and personal activities. Laws and regulations have been proposed in the United States and Europe to address privacy and security concerns related to the collection and transmission of information over the internet. Our current practices with regards to the collection and transmission of information over the internet do not violate these proposed regulations.

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

      Because many of our customers conduct much of their business over the internet, if use of the internet decreases, our customers may see a decreased demand for their products. In that event, our customers may purchase fewer licenses for our products, which would cause our license and services revenue to fall.

EMPLOYEES

      As of October 31, 2001, we had a total of 545 employees. Of the total employees, 146 were in software engineering, 117 in sales, 58 in marketing, 87 in customer service and technical support, 34 in customer delivery, and 103 in administration. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

RISK FACTORS

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO ASSESS THE RISKS RELATED TO OUR BUSINESS.

      Although we began operations in 1994, during the past 24 months we have substantially revised our business plan, made additions to our product line, hired a significant number of new employees, including key members of our management team, and completed two acquisitions. In May 2001, we acquired the server software and professional services groups of Tarantella, which had employees, operations, revenue and expenses significantly greater than our historical operations. Prior to the acquisition from Tarantella, our sales were primarily from our OpenLinux products, which were historically developed for first-time Linux users who predominantly had experience using Windows desktop environments. We do not anticipate that these sales will continue to be a significant part of our business. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux and UNIX software. These risks also include our ability to:

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

WE MIGHT FAIL TO SUCCESSFULLY INTEGRATE THE BUSINESS RECENTLY ACQUIRED FROM TARANTELLA.

      In May 2001, we completed the acquisition of certain assets and operations from Tarantella. This acquisition significantly increased our personnel, products, operations, and geographic locations. One of our key issues is the integration of the business, personnel, and operations acquired from Tarantella, including the integration of our historical Linux product offerings with UNIXWare product offerings acquired from Tarantella. This product line integration will involve consolidation of products with duplicative functionality, coordination of research and development activities, and convergence of the technologies supporting the various products.

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

      Operational issues could arise, including potential problems in integrating:

   o  management information systems;

   o  telephone systems; and

   o  customer data.

      The integration is also expensive. In addition, management's focus on the integration may interrupt other business activities, including the development of products and technologies integrating the Linux and UNIX product offerings. Any of these risks could harm future revenue and results of operations.

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE.

      We have not been profitable. The operations recently acquired from Tarantella have not recently been profitable and their revenue has been declining. If our revenue declines or grows at a slower rate than anticipated or we are unable to efficiently reduce operating expenses, we may not achieve or sustain profitability or generate positive cash flow. For the year ended October 31, 2001, we incurred a net loss of approximately $131.4 million, of which $73.7 million was attributed to the write-down of goodwill and intangible assets recorded in connection with prior acquisitions. The asset write-down is the result of significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of certain partner relationships, the loss of certain key executives and other factors. As a result of the acquisition of the operations from Tarantella, we expect to continue to incur net losses because those operations have incurred losses in the recent past and we anticipate incurring expenses in connection with the integration of the businesses, developing our products, expanding our market reach, building awareness of our brand and integrating the products formerly offered by Tarantella. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan or we will need additional funding, which may not be available to us.

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

OUR WORKFORCE HAS INCREASED SIGNIFICANTLY AND WE WILL FACE MANY DIFFICULTIES IN MANAGING A LARGER COMPANY.

      On completion of the Tarantella transaction, our workforce increased significantly. Key personnel have little experience managing this type of growth. This growth is likely to strain our management control systems and resources, including decision-making, responsibility and accountability, support, accounting and financial reporting, and management information systems. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and expanded operations.

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

      We also experience fluctuations in operating results in interim periods in Europe and the Asia Pacific regions due to seasonal slowdowns and economic conditions in these areas. These periods typically occur during the summer months.

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

      We have a two-tiered distribution channel. The relationships we have developed with resellers allow us to offer our Linux and UNIX products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Some electronic solution providers also purchase solutions through our resellers, and we anticipate they will continue to do so as we expand our product offerings. Because we usually sell indirectly through resellers, we cannot control the relationships through which solution providers or equipment integrators purchase our products. In turn, we do not control the presentation of our products to end-users. Therefore, our sales could be affected by disruptions in the relationships between our resellers and electronic solution providers or between electronic solution providers and end users. Also, resellers and electronic solution providers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

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

      Our business model also depends upon incorporating contributions from the open source community into our products. The viability of our product offerings depends upon the efforts of the open source community in enhancing products and making them compatible for use across multiple software and hardware platforms. There are no guarantees that the open source community will embrace these products such that programmers will contribute sufficient resources for their development. If the open source community does not embrace products that we view as integral to providing eBusiness solutions, we will be required to devote significant resources to develop these products on our own.

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

      Our principal competitors in the Linux market include:

   o  Red Hat;

   o  Sun; and

   o  SuSE.

      In addition, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could easily produce competing versions of Linux software.

      Additionally, we have a number of competitors outside the Linux market that offer server products that are more established than ours. Many of these competitors have access to greater resources that we do. These competitors include Novell, Sun, and Microsoft. More recently, the major competitive alternative to our UNIX and Linux products is Microsoft's NT. While we believe that our server products retain a competitive advantage in a number of targeted application areas, the expansion of Microsoft's and our other competitors' offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

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

THE FORMATION OF THE EURO CURRENCY MAY ADVERSELY IMPACT OUR OPERATIONS IN
EUROPE.

      As a result of the introduction of the Euro we are continuing to modify our internal systems that will be affected by the conversion. We may not be able to implement and test all of these systems by January 1, 2002, and this may harm our current operations. We also face the risk that many suppliers and banks that we rely on may not have made appropriate modifications to their systems to support our operations with respect to transactions denominated in Euros.

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

      If appropriate opportunities arise, we intend to acquire businesses, technologies, services or products that we believe are strategic for our success. The market for eBusiness solutions for

Linux and UNIX products is new and rapidly evolving and our competitive position could decline if we are unable to identify and acquire businesses or technologies that are strategic for our success in this market.

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

THE IMPACT OF DOMESTIC AND GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY IMPACT OUR OPERATIONS.

      During the last several quarters the U.S. economy has experienced an economic slowdown that has affected the purchasing habits of many consumers across many industries and across many geographies. This has caused the delay, or even cancellation of technology purchases. The impact of the slowdown in the United States is difficult to predict, but may result in decreased sales of our products, longer sales cycles and lower prices. As a result, if the current slowdown continues, our revenue and results of operations may be lower than expected. In addition, the slowdown may also affect the end-user market making it more difficult for our reseller channel to sell our products.

      Our operations are vulnerable to fires, earthquakes, power loss, telecommunications failure, and other events outside our control. The occurrence of any one of these events may have a material adverse impact on our results of operations.

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

ITEM 2.  PROPERTIES

      The Company is headquartered in Orem, Utah, where it leases administrative, sales and marketing and product development facilities. The Company leases additional facilities for administration, sales and marketing, product development and distribution in Santa Cruz, California, Murray Hill, New Jersey and Watford, England. The leases for the Company's facilities expire at various dates through 2008.

      The Company's field operations occupy leased facilities in several locations in the United States, and have international offices in Canada, China, France, Japan, Germany, India, Italy, and Spain. The Company believes that its existing facilities are adequate to meet current business and operating requirements and that additional office space will be available to meet its needs if required.

ITEM 3.  LEGAL PROCEEDINGS

      In July 2001, Caldera and certain of its officers and directors were named as defendants in lawsuits filed in the United States District Court for the Southern District of New York (the "Actions"). The first lawsuit was filed on July 11, 2001, and entitled E. Adams v. Caldera Systems, Inc. (Case # 01-CV-6271). Based on comments made in open court by attorneys representing certain plaintiffs, over two hundred similar cases have been filed against other issuers. The Court has indicated that it is in the process of considering a consolidation of the Actions. Certain of the plaintiffs have sought appointment as a lead plaintiff with approval of their respective law firms as lead plaintiffs' counsel. The various complaints allege claims against Caldera, certain of our officers and directors, and the underwriters of our initial public offering under the Securities Act of 1933, as amended. The complaints also allege claims solely against the underwriters under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. We believe that the claims against Caldera and any of its officers and directors are without legal merit and we intend to defend them vigorously. On August 8, 2001, all pending cases against all underwriters and issuers were reassigned to a U.S. District Court Judge, Southern District of New York. The time for Caldera to answer or to move to dismiss the complaint is presently adjourned pending further instruction from the court.

      The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. The Company has notified its underwriters and insurance companies of the existence of the claims.

      On September 17, 2001 Caldera was named as a defendant in a matter entitled K. McCrabb v. Caldera Systems, Inc. (Case # CV801505), on October 5, 2001 Caldera was named as a defendant in a matter entitled N. Maabadi v. Caldera Systems Inc. (Case # 802043), and on October 11, 2001 Caldera was named as a defendant in a matter entitled A. Milligan v. Caldera Systems, Inc. (Case # 802190). All three lawsuits were filed by former employees in the Superior Court of California, County of Santa Clara, claiming breach of contract regarding the payment of bonuses and severance payments. All three matters are in discovery stage, and the ultimate outcomes are not yet determinable. The Company believes that it has viable defenses in each of the three matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                                                                    CALDERA COMMON STOCK
                                                                    ---------------------
                                                                      HIGH          LOW
                                                                      ----          ---
       FISCAL 2000
         Quarter ended April 30, 2000 (from March 21, 2000)        $    29.44   $    9.56
         Quarter ended July 31, 2000                                    16.25        7.05
         Quarter ended October 31, 2000                                  8.50        3.25

       FISCAL 2001
         Quarter ended January 31, 2001                            $     4.88   $    1.84
         Quarter ended April 30, 2001                                    3.56        1.50
         Quarter ended July 31, 2001                                     2.56        0.66
         Quarter ended October 31, 2001                                  0.75        0.25

      As of October 31, 2001, Caldera had over 18,000 beneficial stockholders. Caldera has not declared or paid any cash dividends on shares of its common stock and plans to retain its future earnings, if any, to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

      The following tables present information based on our financial statements. You should read the selected financial data set forth below in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended October 31, 2001, 2000 and 1999 and the selected balance sheet data as of October 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements and related notes appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended October 31, 1998 and 1997 and the selected balance sheet data as of October 31, 1999, 1998 and 1997 are derived from audited financial statements not appearing in this Form 10-K.

                                                               YEARS ENDED OCTOBER 31,
                                      ---------------------------------------------------------------------------
                                          2001            2000           1999           1998           1997
                                          ----            ----           ----           ----           ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue                        $    40,441    $     4,274     $     3,050    $     1,057    $     1,117
  Gross margin (deficit)                    25,518            253             124         (1,341)           (25)
  Operating loss                          (133,636)       (31,999)         (9,103)        (6,853)        (7,578)
  Net loss                                (131,357)       (26,923)         (9,367)        (7,963)        (8,148)
  Net loss to common stockholders
                                          (131,357)       (39,176)         (9,367)        (7,963)        (8,148)
  Basic and diluted net loss per
      common share                     $     (2.73)   $     (1.19)    $     (0.51)   $     (0.50)   $     (0.51)
  Weighted average basic and
      diluted common shares                 48,096         32,922          18,458         16,000         16,000


                                                                  AS OF OCTOBER 31,
                                      ---------------------------------------------------------------------------
                                          2001            2000           1999           1998           1997
                                          ----            ----           ----           ----           ----
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents            $     22,435   $     36,560    $        122   $         76   $        398
  Working capital                            14,401         88,680             678            290          1,313
  Total assets                               74,859        107,518           3,714         16,353          3,915
  Long-term liabilities                       5,925              -               6              -              -
  Predecessor's equity in
      carved-out operations                       -              -               -              -          2,319
  Total stockholders' equity                 34,604        102,215           1,516            708              -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-K, AND CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CALDERA'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

      We began operations in 1994 as Caldera, Inc. In July 1996, through an asset purchase, Caldera, Inc. acquired an additional business unit that was not engaged in developing and marketing Linux software. Caldera, Inc. subsequently made the strategic determination to separate its two business lines into separate entities and, under an Asset Purchase Agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software to Caldera Systems, Inc., a newly formed corporation. Caldera Systems subsequently completed an initial public offering in March 2000. On May 7, 2001, Caldera Systems completed its acquisition of the assets and operations of the server and professional services groups of Tarantella Inc., formerly known as The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated August 1, 2000, as subsequently amended (the "Tarantella Acquisition"). In order to facilitate this acquisition, Caldera International, Inc. was formed and Caldera Systems became a wholly owned subsidiary of Caldera International. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International. As used herein, Caldera, or the Company, refers to Caldera International, its subsidiaries, and its two predecessors, Caldera Systems and the portion of Caldera, Inc. related to the Linux software business.

      Prior to the acquisition of the UNIX and OpenServer product lines from Tarantella, substantially all of our revenue was derived from sales of Linux products and related services. Currently, over 90 percent of our revenue is derived from sales of products acquired from Tarantella.

RESULTS OF OPERATIONS

      The Tarantella Acquisition significantly increased the net revenue and operating expenses of the Company. Consequently, fiscal 2001 is not directly comparable to fiscal 2000 and prior years because of the significant changes in the operations of the Company as a result of the acquired operations. During the third and fourth quarters of fiscal 2001, the Company implemented cost cutting measures related to personnel and excess facilities in an effort to reduce overall operating expenses.

      Fiscal 2002 will also not be directly comparable to fiscal 2001 because the acquired operations will be included in our financial results for the full year. As a result, we expect that operating expenses relating to sales and marketing, research and development and general and administrative will increase for fiscal 2002 in absolute dollars, but will decrease as a percentage of revenue.

Fiscal Years Ended October 31, 2001, 2000 and 1999

REVENUE

      Revenue was $40.4 million for fiscal 2001, $4.3 million for fiscal 2000 and $3.1 million for fiscal 1999. During fiscal 2001, approximately 84 percent of our revenue was generated from the sale of products. During fiscal 2000, approximately 70 percent of our revenue was generated from the sale of products and during fiscal 1999 approximately 91 percent of our revenue was generated from the sale of products. Revenue from international customers was approximately 52 percent of revenue in fiscal 2001, 30 percent in fiscal 2000 and 7 percent in fiscal 1999. The increases in international revenue are the result of operations acquired from Tarantella and the Company's increased focus on customers and markets outside the United States. The significant increase in revenue from fiscal 2001 over fiscal 2000 as well as the increase in the percentage of product revenue to total revenue, was attributable almost solely to the operations acquired from Tarantella.

      PRODUCTS. Product revenue was $33.9 million in fiscal 2001, $3.0 million in fiscal 2000 and $2.8 million in fiscal 1999, representing an increase of $30.9 million from fiscal 2000 to fiscal 2001 and $0.2 million from fiscal 1999 to fiscal 2000. The increase in product revenue in fiscal 2001 over fiscal 2000 was attributable to the sale of OpenServer and UNIXWare products acquired from Tarantella. The increase in product revenue in fiscal 2000 over fiscal 1999 was due to improved internal sales and marketing strategies and increased sales to customers in international locations.

      SERVICES. Service revenue was $6.6 million in fiscal 2001, $1.3 million in fiscal 2000 and $0.3 million in fiscal 1999, representing an increase of $5.3 million from fiscal 2000 to fiscal 2001 and $1.0 million from fiscal 1999 to fiscal 2000. The increase in service revenue in fiscal 2001 over fiscal 2000 was attributable to revenue generated by the support and professional services groups acquired from Tarantella. The increase in service revenue from fiscal 2000 over fiscal 1999 was attributable to the formal introduction of our education and training-related offerings as well as to promotional fees received from our Linux training program.

COST OF REVENUE

      COST OF PRODUCTS REVENUE. Cost of products revenue was $7.0 million in fiscal 2001, $2.1 million in fiscal 2000 and $2.4 million in fiscal 1999, representing an increase of $4.9 million from fiscal 2000 to fiscal 2001 and a decrease of $0.3 million, from fiscal 1999 to fiscal 2000. Cost of products revenue as a percentage of products revenue was 21 percent in fiscal 2001, 69 percent in fiscal 2000 and 86 percent in fiscal 1999. The decrease in the cost of products revenue percentage in fiscal 2001 was attributable to the large number of internet and electronic distribution orders for products sold by the operations acquired from Tarantella. The decrease in the cost of products revenue percentage in fiscal 2000 from fiscal 1999 was due to increased efficiencies in the production and fulfillment process as well as from reduced charges for excess and obsolete inventory. For fiscal 2002, we expect the cost of products revenue as a percentage of products revenue to remain similar to that experienced in fiscal 2001.

      COST OF SERVICES REVENUE. Cost of services revenue was $8.0 million in fiscal 2001, $2.0 million in fiscal 2000 and $0.5 million in fiscal 1999, representing an increase of $6.0 million from fiscal 2000 to fiscal 2001 and an increase of $1.5 million from fiscal 1999 to fiscal 2000. Cost of services revenue as a percentage of services revenue was 121 percent in fiscal 2001, 153 percent in fiscal 2000 and 194 percent in fiscal 1999. The higher cost of services revenue as a percentage of services revenue in fiscal 2000 and fiscal 1999 was attributed to initial infrastructure and other costs of establishing our services offerings. For fiscal 2002, we expect the cost of services revenue as a percentage of services revenue to decrease, and anticipate that the costs of services revenue may decrease to approximately the revenue realized from services.

OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses were $33.9 million in fiscal 2001, $14.8 million in fiscal 2000 and $4.8 million in fiscal 1999, representing an increase of $19.1 million from fiscal 2000 to fiscal 2001 and an increase of $10.0 million from fiscal 1999 to fiscal 2000. Sales and marketing expenses represented 84 percent of total revenue in fiscal 2001, 345 percent of total revenue in fiscal 2000 and 156 percent of total revenue in fiscal 1999. The increase in sales and marketing expense in fiscal 2001 over fiscal 2000 was attributable to increased personnel and related costs as a result of the acquisition of the operations from Tarantella, increased spending related to the branding of Caldera International and costs incurred for product launches. During fiscal 2000 and fiscal 1999, the Company significantly expanded its internal sales and marketing staff as well as increased its marketing programs and campaigns, advertising, channel and marketing development and trade show participation.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $16.8 million in fiscal 2001, $5.0 million in fiscal 2000 and $2.3 million in fiscal 1999 representing an increase of $11.8 million from fiscal 2000 to fiscal 2001 and an increase of $2.7 million from fiscal 1999 to fiscal 2000. Research and development costs represented 41 percent of total revenue in fiscal 2001, 116 percent of total revenue in fiscal 2000 and 76 percent of total revenue in fiscal 1999. The increase in research and development expenses from fiscal 2000 to fiscal 2001 was attributable to increased personnel and related costs as a result of the acquisitions of the WhatiIfLinux technology from Acrylis and operations from Tarantella as our personnel focused on the development of Linux and UNIX operating systems. The increase in research and development expenses from fiscal 1999 to fiscal 2000 was due to an increased investment in the number of software developers, quality assurance personnel and outside contractors to support the

Company's product development and testing activities including the development of training courses and technical support offerings.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.3 million in fiscal 2001, $6.4 million in fiscal 2000 and $1.7 million in fiscal 1999, representing an increase of $2.9 million from fiscal 2000 to fiscal 2001 and an increase of $4.7 million from fiscal 1999 to fiscal 2000. General and administrative expenses represented 23 percent of total revenue in fiscal 2001, 150 percent of total revenue in fiscal 2000 and 57 percent of total revenue in fiscal 1999. The increase from fiscal 2000 to fiscal 2001 was primarily attributable to increased personnel and related costs to support the expanded operations as a result of the acquisition of the operations from Tarantella. The significant increase from fiscal 1999 to fiscal 2000 is the result of increased salaries and related costs associated with additional employees in finance, administration, legal and human resources consistent with our growth in headcount and overall business. Other increases in general and administration expense were for increased professional services and facilities costs.

      WRITE-DOWN OF GOODWILL AND INTANGIBLES. During the fourth quarter of fiscal 2001 we determined that various assets related to the operations acquired from Tarantella and Acrylis were impaired and that the book value as of October 31, 2001 exceeded the current estimates of fair value. As a result, we recorded a $73.7 million write-down of goodwill and intangible assets. The asset write-down is the result of significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general economic conditions, particularly in the information technology sector, a weakening of certain partner relationships, the loss of certain key executives and other factors. During fiscal 2000 and 1999 the Company did not have any write-down of goodwill and intangible assets.

      AMORTIZATION OF GOODWILL AND INTANGIBLES. The Company recorded $10.7 million in non-cash charges in fiscal 2001 for the amortization of goodwill and intangible assets in connection with the acquisition of the assets and operations from Tarantella and the WhatIfLinux technology acquired from Acrylis, Inc. As a result of the asset write-down discussed above and the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, effective November 1, 2001, the beginning of fiscal year 2002, the amortization of goodwill and intangible assets is expected to decrease to approximately $0.8 million per quarter beginning in the first quarter of fiscal 2002. During fiscal 2000 and 1999 the Company did not have any goodwill and intangible assets to amortize.

      WRITE-DOWN OF INVESTMENTS. During fiscal 2001, the Company determined that the current carrying value of certain of its investments would most likely not be realized and write-downs were necessary. The Company recorded write-downs of approximately $8.3 million related to these investments. The Company did not have any impairment charges during fiscal 2000 or fiscal 1999. As of October 31, 2001, the Company's remaining investment balance was approximately $1.2 million and was related to Lineo, Inc. During fiscal 2000 and 1999 the Company did not record any write-down of its investments.

      RESTRUCTURING CHARGE. During fiscal 2001, the Company recorded a restructuring charge of approximately $3.1 million related to worldwide corporate restructurings. The restructuring included a reduction in personnel and the elimination of non-essential facilities.

      IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of the assets and operations from Tarantella, the Company recorded a charge of $1.5 million in fiscal 2001 for the fair value of in-process research and development. The write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses. Engineering efforts are focused on developing the UNIXWare 8 and Messaging Server products. UNIXWare 8 is expected to deliver purpose-built operating system configurations designed to power departmental databases, application servers, intranet servers, mail and messaging servers and other environments specifically tailored to run telecommunications and other embedded environments. At the time of the acquisition, Tarantella had invested approximately 76 man-months of effort (or approximately $0.8 million) in the UNIXWare 8 product and anticipated 122 man-months of effort (or approximately $1.2 million) to complete UNIXWare 8. UNIXWare 8 was estimated to be approximately 38 percent complete at the time of the acquisition.

      The Messaging Server product is an entirely new product, which provides messaging functionality on top of existing UNIXWare products. At the time of the acquisition, Tarantella had invested approximately 36 man-months of effort (or approximately $0.4 million) in the Messaging Server product and anticipated 12 man-months of effort (or $0.1 million) to complete Messaging Server. Messaging Server was estimated to be approximately 75 percent complete at the time of the acquisition.

      NON-CASH COMPENSATION. In connection with stock options granted to employees, the Company recorded non-cash compensation of $1.4 million in fiscal 2001, $5.2 million in fiscal 2000 and $0.4 million in fiscal 1999. The significant decrease in non-cash compensation from fiscal 2000 to fiscal 2001 is a result of lower compensation amounts related to recent option grants and the amortization of previously recorded deferred compensation on an accelerated basis.

      COST-SHARING ARRANGEMENT WITH TARANTELLA, INC. During August 2000 and after entering into the reorganization agreement with Tarantella to acquire the server software and professional services groups, the Company and Tarantella agreed that Caldera would reimburse Tarantella for certain employee payroll and related costs. The costs for which the Company agreed to reimburse Tarantella were related to employees that Tarantella had identified for termination in a company-wide layoff in September 2000. The Company viewed these employees as a critical part of the success of the new combined company and Tarantella agreed to retain the employees if the Company would reimburse Tarantella for a portion of their payroll and related costs. At the time the Company committed to reimburse Tarantella for these employee costs, the ultimate amount was not determinable and both parties agreed that the amount would be determined prior to the completion of the acquisition. During December 2000, both parties agreed, pursuant to an amendment to the reorganization agreement, that Caldera would reimburse Tarantella $1.5 million relating to services rendered from August though December 2000. Accordingly, during fiscal 2001 and fiscal 2000 the Company recorded $0.6 million and $0.9 million, respectively, for the cost-sharing arrangement.

EQUITY IN LOSS OF AFFILIATE

      Until January 5, 2001, the Company had been accounting for its investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, the Company recognized its portion of the net income or net loss of Ebiz in its consolidated statement of operations. During fiscal 2001 and fiscal 2000, the Company recognized $0.6 million and $0.4 million, respectively, related to its portion of Ebiz's net loss and the amortization of the difference between the Company's investment and the amount of underlying equity in the net assets of Ebiz. Subsequent to January 5, 2001, the investment in Ebiz was accounted for under the cost method, and has been written down to $0 as of October 31, 2001.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net, which consists principally of interest expense, interest income and other income, was $3.5 million in fiscal 2001, $5.5 million in fiscal 2000 and ($0.2) million in fiscal 1999. The decrease in fiscal 2001 from fiscal 2000 is attributable to less interest earned due to lower cash, cash equivalents and available-for-sale security balances. The significant increase from net other expense in fiscal 1999 to net other income in fiscal 2000 was attributed to $3.2 million in total interest income earned on the proceeds from our Series B preferred stock offering and the initial public offering and a $2.3 million gain recognized on the sale of the electronic Linux marketplace assets.

PROVISION FOR INCOME TAXES

      The provision for income taxes was $0.6 million in fiscal 2001, $0.1 million in fiscal 2000 and $35,000 in fiscal 1999. The provision for income taxes was primarily related to earnings in foreign subsidiaries. As of October 31, 2001, Caldera had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $46.3 million that expire at various dates between 2018 and 2021. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of the Company's net operating loss carryforwards if certain ownership changes have taken place or will take place. As of October 31, 2001, an ownership change had occurred and our net operating loss carryforwards may be reduced or limited.

      The Company had net deferred tax assets, including net operating loss carryforwards and other temporary differences between book and tax deductions, totaling approximately $39.4 million as of October 31, 2001. A valuation allowance in the amount of $39.4 million has been recorded as of October 31, 2001 as a result of uncertainties regarding the realizability of the net deferred tax asset balance.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK

      During the year ended October 31, 2000, the Company recorded preferred stock dividends of $12.3 million. The preferred stock dividends were comprised of (i) a warrant that was sold to Egan-Managed Capital, an investor in the Company's Series B preferred stock, by Canopy and (ii) a beneficial conversion feature related to the issuance of 5.0 million shares of Series B convertible preferred stock. The estimated fair market value of the warrant was determined to be $2.3 million using the Black-Scholes option-pricing model and the value of the beneficial conversion feature was determined to be $10.0 million.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from the Company's unaudited consolidated financial statements, which, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report. Historically, the Company has experienced fluctuations in operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                   QUARTER ENDED
                                        --------------------------------------------------------------
                                         JANUARY 31,   APRIL 30,              JULY 31,     OCTOBER 31,
                                            2001         2001                  2001           2001
                                            ----         ----                  ----           ----
                                                                 (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
   FISCAL 2001
     Total revenue                       $      1,054   $      1,598    $     18,857   $     18,932
     Gross margin (deficit)                      (124)          (209)         12,852         12,999
     Operating loss                           (10,197)       (13,194)        (19,353)       (90,892)
     Net loss                                  (9,845)       (11,655)        (18,825)       (91,032)
     Net loss to common stockholders           (9,845)       (11,655)        (18,825)       (91,032)
     Basic and diluted net loss per
         common share                    $      (0.25)  $      (0.29)   $      (0.34)  $      (1.60)
     Weighted average basic and
         diluted common shares                 39,588         39,692          55,766         57,062


                                                                   QUARTER ENDED
                                        --------------------------------------------------------------
                                         JANUARY 31,   APRIL 30,             JULY 31,     OCTOBER 31,
                                            2000        2000                  2000           2000
                                            ----        ----                  ----           ----
                                                                 (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
   FISCAL 2000
     Total revenue                       $        553   $      1,361    $      1,188   $      1,172
     Gross margin (deficit)                         3            279             (43)            14
     Operating loss                            (5,614)        (7,726)         (8,808)        (9,851)
     Net loss                                  (5,513)        (6,992)         (7,531)        (6,887)
     Net loss to common stockholders          (15,513)        (9,245)         (7,531)        (6,887)
     Basic and diluted net loss per
         common share                    $      (0.63)  $      (0.32)   $      (0.19)  $      (0.18)
     Weighted average basic and
         diluted common shares                 24,780         28,602          39,037         39,176



FLUCTUATIONS IN QUARTERLY RESULTS

      Factors that may affect quarterly results include:

   o the interest level of solution providers in recommending Linux and UNIX business solutions to end users;

   o the introduction, development, timing, competitive pricing and market acceptance of the Company's products and services and those of its competitors;

   o changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux and UNIX environments in particular;

   o  the magnitude and timing of marketing initiatives;

   o changing business attitudes toward Linux and UNIX as viable operating system alternatives to other competing systems;

   o the maintenance and development of the Company's strategic relationships with technology partners and solution providers;

   o  the attraction, retention and training of key personnel; and

   o  the Company's  ability to manage our recent growth and expansion.

      As a result of the factors listed above and elsewhere in the "Risk Factors" section of this Form 10-K, it is possible that in some future periods the Company's results of operations may fall below management's expectations as well as the expectations of public market analysts and investors. If revenue falls below management's expectations in any quarter and the Company is unable to reduce spending quickly in response, operating results would be lower than expected.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception as a separate legal entity in August 1998, the Company has funded its operations primarily through loans from its major stockholder and through sales of common and preferred stock.

      As of October 31, 2001, the Company had cash, cash equivalents and available-for-sale securities of $28.4 million and working capital of $14.4 million. Decreases in cash and cash equivalents and working capital from October 31, 2000 were primarily the result of cash used in operations of $38.2 million and cash paid for the acquisitions of Tarantella and Acrylis of $23.0 million, which were offset by sales of available-for-sale securities, net of purchases, of $47.8 million.

      Net cash used in operations during fiscal 2001 was $38.2 million. Cash used in operations was primarily attributed to the net loss of $131.4 million, which was offset by non-cash charges for the write-down of goodwill and intangible assets of $73.7 million, the write-down of investments of $8.3 million, the amortization of goodwill and intangibles of $10.7 million, depreciation and amortization of $2.2 million, non-cash compensation of $1.4 million, and other non-cash charges of $2.5 million. Cash used in operating activities from the changes in operating assets and liabilities was approximately $5.6 million.

      Net cash used in operating activities during fiscal 2000 was $21.8 million. Cash used in operating activities was primarily attributed to the net loss of $26.9 million. Caldera also paid $1.25 million to Sun Microsystems, Inc. for certain rights to license software. These uses of cash were partially offset by non-cash charges for the amortization of deferred compensation of $5.2 million and depreciation and amortization of approximately $0.6 million. Net cash used in operating activities was $7.6 million in fiscal 1999. Cash used in operating activities was primarily attributed to the net loss of $9.4 million in fiscal 1999.

      Investing activities have historically consisted of purchases of property and equipment, investments in strategic partners as well as a $15.0 million payment during fiscal 1999 to our predecessor, in connection with the reorganization of our predecessor and Caldera's own incorporation. Cash provided by investing activities was $23.2 million during fiscal 2001. This consisted of $23.0 million paid, net of cash acquired, for the assets and operations from Tarantella and the WhatIfLinux technology from Acrylis as well as $1.5 million paid for the purchase of equipment. The cash uses were more than offset by proceeds from sales of available-for-sale securities, net of purchases, of $47.8 million.

      During fiscal 2000, cash used in investing activities was $47.0 million. Approximately $53.8 million was used in purchases, net of sales of available-for-sale securities to maximize the yield on available cash balances. Additionally, during the year ended
October 31, 2000, Caldera invested $2.0 million in the common stock of Evergreen Internet, Inc., a strategic partner, paid $3.0 million to Ebiz Enterprises, Inc. for 3.0 million shares of common stock and paid $1.4 million for property and equipment. Caldera also received $15.0 million from the sale of
2.0 million shares of Lineo common stock. During fiscal 1999 capital expenditures totaled approximately $0.6 million and the Company also invested approximately $0.1 million in certain intangible technology.

      During fiscal 2001 our financing activities provided approximately $0.6 million as a result of the exercise of vested stock options, the purchase of shares of common stock through Caldera's employee stock purchase program and from minority stockholders in Caldera KK, Caldera's Japanese subsidiary.

      Financing activities provided $105.3 million during fiscal 2000. The primary sources of cash during the year ended October 31, 2000 included net proceeds of $29.8 million received in connection with the Series B preferred stock financing completed in January 2000 and net proceeds of $71.8 million received in connection with the initial public offering in March 2000. Caldera also received $3.0 million from a stock subscription receivable.

      Financing activities provided $23.3 million in fiscal 1999. During fiscal 1999, cash provided by financing activities consisted primarily of $15.5 million of equity funding received from The Canopy Group and $3.0 million of equity funding from MTI Technology Corporation. Additionally, Caldera received $4.8 million from The Canopy Group under a secured convertible promissory note agreement that accrued interest at the prime rate less one-half percent that was calculated at 7.25 percent. Caldera accrued approximately $0.1 million in interest associated with these borrowings. These proceeds plus accrued interest were converted to equity during fiscal 1999.

      As of October 31, 2001, the Company had one outstanding non-interest bearing debt obligation with a face amount of $8.0 million to Tarantella. This note is payable in four quarterly installments starting in the Company's third quarter of fiscal 2002. As of October 31, 2000, the Company had no outstanding debt obligations.

      Caldera's accounts receivable balance increased from $1.2 million as of October 31, 2000 to $16.7 million as of October 31, 2001. The significant increase was attributable directly to increased revenue as a result of our acquisition of assets and operations from Tarantella. The allowance for doubtful accounts was $0.4 million as of October 31, 2001, which represented 2 percent of the total accounts receivable balance.

      Management believes that the Company's current liquidity position, including approximately $28.4 million of cash and available-for-sale securities, will be sufficient to meet the Company's operating requirements for at least the next twelve months. Management is continuing to implement cost cutting measures in its effort to achieve profitability. However, there can be no assurance that the Company will be successful in achieving management's projections. Accordingly, the Company may be required to obtain additional equity or debt funding to finance its operations. Management cannot provide any assurance that additional funding will be available in amounts or on terms acceptable to the Company. If sufficient funds are not available or are not available on acceptable terms, the Company's current operations could be adversely impacted and the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive or operational pressures would be significantly limited.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets", establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and indefinite lived intangible assets and instead sets forth methods to periodically evaluate goodwill for impairment. The adoption of SFAS No. 142 will require the Company to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal 2002. The Company will adopt SFAS No. 141 and SFAS No. 142 effective November 1, 2001, the beginning of fiscal year 2002, and as a result amortization of goodwill will cease and amortization of intangible assets will decrease to approximately $0.8 million per quarter beginning in the first quarter of fiscal 2002. As a result of the goodwill and intangible asset write-down recorded as of October 31, 2001, management does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have an adverse impact on the Company's financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This pronouncement resolves significant implementation issues related SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS No. 144 to have an adverse impact on the Company's financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

      The Company has maintained many of the foreign offices and operations associated with the assets and operations acquired in May 2001 from Tarantella. As a result, a substantial portion of the Company's revenue is derived from sales to customers outside the United States. A significant portion of this international revenue is denominated in U.S. dollars. However, a substantial portion of the operating expenses related to the foreign-based sales are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the Euro, among others. If the U.S. dollar weakens compared to the U.K. pound sterling and the Euro, then operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations. The Company's revenue can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates or general economic conditions.

      The Company is aware of the issues associated with the new European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the subsequent two years, business in the EMU member states will have been conducted in both the 25 existing national currencies, such as the franc or deutsche mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. Management has revised its current business practices and products to address Europe's conversion to the Euro. However, there can be no assurance that this issue and its related costs will not have a materially adverse affect on the Company's business, operating results and financial condition.

      Because the EMU member states fixed the value of their respective national currencies to the Euro, the dispositive exchange rate for determining the effects of foreign currency fluctuation on the results of operations of a U.S. company earning significant revenues from Europe is the U.S. dollar-Euro exchange rate. The overall trend since the adoption of the Euro in January 1999 has been a devaluation compared to the U.S. dollar. Historically, the Company has not been materially affected by fluctuations in the U.S. dollar-Euro exchange rates because the level of activity denominated in Euros has not been significant.

INTEREST RATE RISK

      The primary objective of the Company's cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. A portion of the securities in which the Company invests may be subject to market risk, which means that a change in prevailing rates or market conditions may adversely affect the principal amount of the investment. To minimize this risk, the Company invests in a broad range of short-term fixed income securities with varying maturities. The Company does not borrow money for short-term investment purposes. We anticipate that the amounts we hold in interest rate sensitive instruments will decrease as our cash and cash equivalents and amounts held in available-for-sale securities are utilized in our business.

INVESTMENT RISK

      The Company has invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments in privately held companies are included under the caption `other assets' in the consolidated balance sheet and are accounted for under the cost method if the Company's ownership is less than 20 percent and the Company is not able to exercise influence over operations. The Company's only investment to date in a public company is in Ebiz Enterprises, Inc. The Company's investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. During fiscal 2001, the Company recorded impairment charges of approximately $8.3 million for investments that were deemed to have experienced other than temporary declines in market value.

      The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. In addition, factors such as new product introductions by the Company or its competitors may have a significant impact on the market price of the Company's common stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand may have a significant impact on the market price of the Company's stock. These conditions could cause the price of the Company's stock to fluctuate substantially over short periods of time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL FINANCIAL STATEMENTS

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................   39
   Consolidated Balance Sheets...............................................................   40
   Consolidated Statements of Operations and Comprehensive Loss..............................   41
   Consolidated Statements of Stockholders' Equity...........................................   42
   Consolidated Statements of Cash Flows.....................................................   43
   Notes to Consolidated Financial Statements................................................   45

FINANCIAL STATEMENT SCHEDULES:
   Report of Independent Accountants on Financial Statement Schedule.........................   67
   II - Valuation and Qualifying Accounts for each of the three years in the period ended
   October 31, 2001..........................................................................   68


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Caldera International, Inc.:

      We have audited the accompanying consolidated balance sheets of Caldera International, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caldera International, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Salt Lake City, Utah
November 30, 2001

                    CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                                                               OCTOBER 31,            OCTOBER 31,
                                                                                                  2001                    2000
                                                                                             ----------------       ----------------

                                       ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                                                      $ 22,435               $ 36,560
     Available-for-sale securities                                                                     5,943                 54,179
     Accounts receivable, net of allowance for doubtful accounts of
       $362 and $312, respectively                                                                    16,742                  1,181
     Other current assets                                                                              3,438                  1,700
                                                                                             ----------------       ----------------
       Total current assets                                                                           48,558                 93,620
                                                                                             ----------------       ----------------

PROPERTY AND EQUIPMENT:
     Computer and office equipment                                                                     5,708                  1,322
     Leasehold improvements                                                                            2,075                    342
     Furniture and fixtures                                                                            1,316                  1,097
                                                                                             ----------------       ----------------
                                                                                                       9,099                  2,761
     Less accumulated depreciation and amortization                                                   (2,983)                (1,172)
                                                                                             ----------------       ----------------
       Net property and equipment                                                                      6,116                  1,589
                                                                                             ----------------       ----------------

EQUITY INVESTMENT IN AFFILIATE                                                                             -                  4,957
                                                                                             ----------------       ----------------

OTHER ASSETS:
     Goodwill                                                                                          2,278                      -
     Intangibles                                                                                      15,408                      -
     Other assets, net                                                                                 2,499                  6,988
                                                                                             ----------------       ----------------
       Total other assets                                                                             20,185                  6,988
                                                                                             ----------------       ----------------

       Total assets                                                                                 $ 74,859              $ 107,154
                                                                                             ================       ================



                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                                                                                $ 2,881                $ 2,415
     Accrued payroll and benefits                                                                      7,013                    521
     Other accrued liabilities                                                                         6,628                    701
     Deferred revenue                                                                                  8,241                    326
     Royalties payable                                                                                 3,066                      -
     Current portion of note payable to Tarantella, Inc.                                               3,845                      -
     Taxes payable                                                                                     1,353                     79
     Other current liabilities                                                                           593                      -
     Payable to Tarantella, Inc.                                                                         537                    898
                                                                                             ----------------       ----------------
       Total current liabilities                                                                      34,157                  4,940
                                                                                             ----------------       ----------------

LONG-TERM LIABILITIES:
     Note payable to Tarantella, Inc., net of current portion                                          3,724                      -
     Other long-term liabilities                                                                       2,201                      -
                                                                                             ----------------       ----------------
       Total long-term liabilities                                                                     5,925                      -
                                                                                             ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST                                                                                        173                      -
                                                                                             ----------------       ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value; 25,000 shares authorized,
       none outstanding                                                                                    -                      -
     Common stock, $0.001 par value; 175,000 shares authorized,
       57,062 and 39,444 shares outstanding, respectively                                                 57                     39
     Additional paid-in capital                                                                      217,166                155,649
     Deferred compensation                                                                            (1,290)                (3,715)
     Accumulated other comprehensive income                                                               87                    300
     Accumulated deficit                                                                            (181,416)               (50,059)
                                                                                             ----------------       ----------------
       Total stockholders' equity                                                                     34,604                102,214
                                                                                             ----------------       ----------------

       Total liabilities and stockholders' equity                                                   $ 74,859              $ 107,154
                                                                                             ================       ================

         See accompanying notes to consolidated financial statements.

                CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share data)

                                                                                           YEAR ENDED OCTOBER 31,
                                                                                  2001              2000                1999
                                                                            ---------------    ---------------    ---------------
                                                                                                                  C
 REVENUE:
      Products                                                                  $   33,878          $   2,993           $  2,773
      Services                                                                       6,563              1,281                277
                                                                            ---------------    ---------------    ---------------
        Total revenue                                                               40,441              4,274              3,050
                                                                            ---------------    ---------------    ---------------

 COST OF REVENUE:
      Products                                                                       6,966              2,063              2,388
      Services                                                                       7,957              1,958                538
                                                                            ---------------    ---------------    ---------------
        Total cost of revenue                                                       14,923              4,021              2,926
                                                                            ---------------    ---------------    ---------------

 GROSS MARGIN                                                                       25,518                253                124
                                                                            ---------------    ---------------    ---------------

 OPERATING EXPENSES:
      Sales and marketing (exclusive of non-cash compensation of
        $385, $1,970, and $177, respectively)                                       33,858             14,754              4,768
      Research and development (exclusive of non-cash compensation of
        $492, $1,146, and $103, respectively)                                       16,761              4,954              2,302
      General and administrative (exclusive of non-cash compensation of
        $496, $2,100, and $129, respectively)                                        9,257              6,430              1,748
      Write-down of goodwill and intangibles                                        73,700                  -                  -
      Amortization of goodwill and intangibles                                      10,664                  -                  -
      Write-down of investments                                                      8,309                  -                  -
      Restructuring charge                                                           3,130                  -                  -
      In-process research and development                                            1,500                  -                  -
      Non-cash compensation                                                          1,373              5,216                409
      Cost-sharing arrangement with Tarantella, Inc.                                   602                898                  -
                                                                            ---------------    ---------------    ---------------
        Total operating expenses                                                   159,154             32,252              9,227
                                                                            ---------------    ---------------    ---------------

 LOSS FROM OPERATIONS                                                             (133,636)           (31,999)            (9,103)
                                                                            ---------------    ---------------    ---------------

 EQUITY IN LOSS OF AFFILIATE                                                          (648)              (387)                 -
                                                                            ---------------    ---------------    ---------------

 OTHER INCOME (EXPENSE):
      Interest income                                                                3,605              3,238                  2
      Interest expense                                                                (251)                 -               (226)
      Other income (expense), net                                                      151              2,306                 (5)
                                                                            ---------------    ---------------    ---------------
        Total other income (expense), net                                            3,505              5,544               (229)
                                                                            ---------------    ---------------    ---------------

 LOSS BEFORE INCOME TAXES                                                         (130,779)           (26,842)            (9,332)

 PROVISION FOR INCOME TAXES                                                           (578)               (81)               (35)
                                                                            ---------------    ---------------    ---------------

 NET LOSS                                                                       $ (131,357)         $ (26,923)          $ (9,367)
                                                                            ===============    ===============    ===============

 DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK                               $        -          $ (12,253)          $      -
                                                                            ===============    ===============    ===============

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                   $ (131,357)         $ (39,176)          $ (9,367)
                                                                            ===============    ===============    ===============

 BASIC AND DILUTED NET LOSS PER COMMON SHARE                                    $    (2.73)         $   (1.19)          $  (0.51)
                                                                            ===============    ===============    ===============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         48,096             32,922             18,458
                                                                            ===============    ===============    ===============

 OTHER COMPREHENSIVE LOSS:
      Net loss attributable to common stockholders                              $ (131,357)         $ (39,176)          $ (9,367)
      Unrealized gain (loss) on available-for-sale securities                         (356)               356                  -
      Foreign currency translation adjustment                                          143                (52)                (8)
                                                                            ---------------    ---------------    ---------------
 COMPREHENSIVE LOSS:                                                            $ (131,570)         $ (38,872)          $ (9,375)
                                                                            ===============    ===============    ===============

         See accompanying notes to consolidated financial statements.

             CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands)

                                                                                   Convertible
                                                                                 Preferred Stock                Common Stock
                                                                             Shares           Amount        Shares        Amount
                                                                       -------------------------------------------------------------
 Balance, October 31, 1998                                                           -        $ -           16,000             $ 16

 Conversion of promissory note and accrued
   interest to common shares at $1.00 per share                                      -          -            5,274                5

 Issuance of common shares for cash and stock
   subscription receivable at $1.13 per share                                        -          -            5,333                6

 Deferred compensation related to stock option
   grants                                                                            -          -                -                -

 Amortization of deferred compensation                                               -          -                -                -

 Cumulative translation adjustment                                                   -          -                -                -

 Net loss                                                                            -          -                -                -
                                                                       -------------------------------------------------------------

 Balance, October 31, 1999                                                           -          -           26,607               27

 Conversion of common shares to Series A
   convertible preferred shares                                                  6,596          7           (6,596)              (7)

 Issuance of Series B convertible preferred
   shares for cash at $6.00 per share, net                                       5,000          5                -                -

 Dividend related to Series B convertible
   preferred shares                                                                  -          -                -                -

 Dividend related to stock warrant                                                   -          -                -                -

 Issuance of common shares upon exercise of stock options at
   prices ranging from $1.00 - $6.00 per share                                       -          -              452                -

 Issuance of common shares under employee stock
   purchase program at $2.98 per share                                               -          -               62                -

 Issuance of common shares in exchange for
   investments                                                                       -          -              306                -

 Distribution to majority stockholder for acquired
   license rights                                                                    -          -                -                -

 Issuance of common shares in exchange for investment in Lineo, Inc.
   and distribution to majority stockholder for fair value of shares
   issued in excess of the carry over basis of investment                            -          -            1,250                1

 Capital contribution from majority stockholder
   of Lineo, Inc. common shares recorded at carryover basis                          -          -                -                -

 Sale of common shares of Lineo, Inc. at $7.50 per
   share                                                                             -          -                -                -

 Issuance of common shares for services                                              -          -               17                -

 Conversion of preferred shares to common shares                               (11,596)       (12)          11,596               12

 Issuance of common shares for cash in an initial
   public offering at $14.00 per share, net                                          -          -            5,750                6

 Reclassification of stock subscription receivable
   due to subsequent receipt of cash                                                 -          -                -                -

 Deferred compensation related to stock option
   grants                                                                            -          -                -                -

 Amortization of deferred compensation                                               -          -                -                -

 Compensation expense for modifications made
   to certain option grants                                                          -          -                -                -

 Cumulative translation adjustment                                                   -          -                -                -

 Unrealized gain on available-for-sale
   securities                                                                        -          -                -                -

 Net loss                                                                            -          -                -                -
                                                                       -------------------------------------------------------------

 Balance, October 31, 2000                                                           -          -           39,444               39

 Amortization of deferred compensation                                               -          -                -                -

 Removal of deferred compensation related to termination
   of option holders                                                                 -          -                -                -

 Issuance of common shares upon exercise of stock options at prices
   ranging from $1.00 - $4.00 per share                                              -          -              292                1

 Issuance of common shares under employee stock purchase program at
   prices ranging from $1.55 - $1.68 per share                                       -          -               76                -

 Issuance of common shares in connection with
   acquisitions                                                                      -          -           17,250               17

 Cumulative translation adjustment                                                   -          -                -                -

 Unrealized loss on available-for-sale
   securities                                                                        -          -                -                -

 Net loss                                                                            -          -                -                -
                                                                       -------------------------------------------------------------

 Balance, October 31, 2001                                                           -        $ -           57,062             $ 57
                                                                       =============================================================


                                                                        Additional          Stock
                                                                          Paid-in        Subscription       Deferred
                                                                          Capital         Receivable      Compensation
                                                                       ------------------------------------------------

 Balance, October 31, 1998                                                    $ 1,753        $      -         $      -

 Conversion of promissory note and accrued
   interest to common shares at $1.00 per share                                 5,269               -                -

 Issuance of common shares for cash and stock
   subscription receivable at $1.13 per share                                   5,994          (1,500)               -

 Deferred compensation related to stock option
   grants                                                                       3,144               -           (3,144)

 Amortization of deferred compensation                                              -               -              409

 Cumulative translation adjustment                                                  -               -                -

 Net loss                                                                           -               -                -
                                                                       ------------------------------------------------

 Balance, October 31, 1999                                                     16,160          (1,500)          (2,735)

 Conversion of common shares to Series A
   convertible preferred shares                                                     -               -                -

 Issuance of Series B convertible preferred
   shares for cash at $6.00 per share, net                                     29,787               -                -

 Dividend related to Series B convertible
   preferred shares                                                            10,000               -                -

 Dividend related to stock warrant                                              2,253               -                -

 Issuance of common shares upon exercise of stock options at
   prices ranging from $1.00 - $6.00 per share                                    532               -                -

 Issuance of common shares under employee stock
   purchase program at $2.98 per share                                            184               -                -

 Issuance of common shares in exchange for
   investments                                                                  2,450               -                -

 Distribution to majority stockholder for acquired
   license rights                                                                   -               -                -

 Issuance of common shares in exchange for investment in Lineo, Inc.
   and distribution to majority stockholder for fair value of shares
   issued in excess of the carry over basis of investment                       9,999               -                -

 Capital contribution from majority stockholder
   of Lineo, Inc. common shares recorded at carryover basis                     1,966               -                -

 Sale of common shares of Lineo, Inc. at $7.50 per
   share                                                                        4,213               -                -

 Issuance of common shares for services                                           134               -                -

 Conversion of preferred shares to common shares                                    -               -                -

 Issuance of common shares for cash in an initial
   public offering at $14.00 per share, net                                    71,776               -                -

 Reclassification of stock subscription receivable
   due to subsequent receipt of cash                                                -           1,500                -

 Deferred compensation related to stock option
   grants                                                                       5,370               -           (5,370)

 Amortization of deferred compensation                                              -               -            4,390

 Compensation expense for modifications made
   to certain option grants                                                       825               -                -

 Cumulative translation adjustment                                                  -               -                -

 Unrealized gain on available-for-sale
   securities                                                                       -               -                -

 Net loss                                                                           -               -                -
                                                                      -------------------------------------------------

 Balance, October 31, 2000                                                    155,649               -           (3,715)

 Amortization of deferred compensation                                              -               -            1,373

 Removal of deferred compensation related to termination
   of option holders                                                           (1,052)              -            1,052

 Issuance of common shares upon exercise of stock options at prices
   ranging from $1.00 - $4.00 per share                                           302               -                -

 Issuance of common shares under employee stock purchase program at
   prices ranging from $1.55 - $1.68 per share                                    126               -                -

 Issuance of common shares in connection with
   acquisitions                                                                62,141               -                -

 Cumulative translation adjustment                                                  -               -                -

 Unrealized loss on available-for-sale
   securities                                                                       -               -                -

 Net loss                                                                           -               -                -
                                                                      -------------------------------------------------

 Balance, October 31, 2001                                                  $ 217,166        $      -         $ (1,290)
                                                                      =================================================


                                                                        Accumulated
                                                                       Comprehensive                      Accumulated
                                                                       Income (Loss)     License Fee        Deficit
                                                                       --------------------------------------------------

 Balance, October 31, 1998                                                        $ 4              $ -          $ (1,065)

 Conversion of promissory note and accrued
   interest to common shares at $1.00 per share                                     -                -                 -

 Issuance of common shares for cash and stock
   subscription receivable at $1.13 per share                                       -                -                 -

 Deferred compensation related to stock option
   grants                                                                           -                -                 -

 Amortization of deferred compensation                                              -                -                 -

 Cumulative translation adjustment                                                 (8)               -                 -

 Net loss                                                                           -                -            (9,367)
                                                                       --------------------------------------------------

 Balance, October 31, 1999                                                         (4)               -           (10,432)

 Conversion of common shares to Series A
   convertible preferred shares                                                     -                -                 -

 Issuance of Series B convertible preferred
   shares for cash at $6.00 per share, net                                          -                -                 -

 Dividend related to Series B convertible
   preferred shares                                                                 -                -           (10,000)

 Dividend related to stock warrant                                                  -                -            (2,253)

 Issuance of common shares upon exercise of stock options at
   prices ranging from $1.00 - $6.00 per share                                      -                -                 -

 Issuance of common shares under employee stock
   purchase program at $2.98 per share                                              -                -                 -

 Issuance of common shares in exchange for
   investments                                                                      -             (451)                -

 Distribution to majority stockholder for acquired
   license rights                                                                   -              451              (451)

 Issuance of common shares in exchange for investment in Lineo, Inc.
   and distribution to majority stockholder for fair value of shares
   issued in excess of the carry over basis of investment                           -                -            (9,999)

 Capital contribution from majority stockholder
   of Lineo, Inc. common shares recorded at carryover basis                         -                -                 -

 Sale of common shares of Lineo, Inc. at $7.50 per
   share                                                                                             -             9,999

 Issuance of common shares for services                                             -                -                 -

 Conversion of preferred shares to common shares                                    -                -                 -

 Issuance of common shares for cash in an initial
   public offering at $14.00 per share, net                                         -                -                 -

 Reclassification of stock subscription receivable
   due to subsequent receipt of cash                                                -                -                 -

 Deferred compensation related to stock option
   grants                                                                           -                -                 -

 Amortization of deferred compensation                                              -                -                 -

 Compensation expense for modifications made
   to certain option grants                                                         -                -                 -

 Cumulative translation adjustment                                                (52)               -                 -

 Unrealized gain on available-for-sale
   securities                                                                     356                -                 -

 Net loss                                                                           -                -           (26,923)
                                                                       --------------------------------------------------

 Balance, October 31, 2000                                                        300                -           (50,059)

 Amortization of deferred compensation                                              -                -                 -

 Removal of deferred compensation related to termination
   of option holders                                                                -                -                 -

 Issuance of common shares upon exercise of stock options at prices
   ranging from $1.00 - $4.00 per share                                             -                -                 -

 Issuance of common shares under employee stock purchase program at
   prices ranging from $1.55 - $1.68 per share                                      -                -                 -

 Issuance of common shares in connection with
   acquisitions                                                                     -                -                 -

 Cumulative translation adjustment                                                143                -                 -

 Unrealized loss on available-for-sale
   securities                                                                    (356)               -                 -

 Net loss                                                                           -                -          (131,357)
                                                                       --------------------------------------------------

 Balance, October 31, 2001                                                       $ 87              $ -        $ (181,416)
                                                                       ==================================================


         See accompanying notes to consolidated financial statements.

                               CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)


                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                  YEAR ENDED OCTOBER 31,
                                                                                         2001             2000            1999
                                                                                     --------------   --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $ (131,357)      $  (26,923)      $  (9,367)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Write-down of goodwill and intangibles                                              73,700                -               -
      Amortization of goodwill and intangibles                                            10,664                -               -
      Write-down of investments                                                            8,309                -               -
      Depreciation and amortization                                                        2,204              580             289
      In-process research and development                                                  1,500                -               -
      Non-cash compensation                                                                1,373            5,216             409
      Equity in loss of affiliate                                                            648              387               -
      Amortization of debt discount                                                          247                -               -
      Loss on disposal of assets                                                             165                -               -
      Gain on sale of assets to Ebiz, Inc.                                                     -           (2,306)              -
      Issuance of common stock for services                                                    -              135               -
      Accrued interest converted to equity                                                     -                -             255
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable, net                                                         (8,137)            (875)           (518)
         Other current assets                                                              1,228           (1,122)           (352)
         Other assets                                                                       (903)              10             (10)
         Accounts payable                                                                    378            1,056           1,044
         Payable to Tarantella, Inc.                                                        (361)             898               -
         Accrued liabilities                                                               4,121              873             625
         Deferred revenue                                                                 (2,849)             288              38
         Royalties payable                                                                   410                -               -
         Taxes payable                                                                       297                -               -
         Other current liabilities                                                        (1,002)               -               -
         Other long-term liabilities                                                       1,194                -               -
                                                                                     ------------    -------------    ------------
             Net cash used in operating activities                                       (38,171)         (21,783)         (7,587)
                                                                                     ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash payment to Caldera, Inc. in asset acquisition                                          -                -         (14,964)
   Purchase of property and equipment                                                     (1,520)          (1,443)           (587)
   Purchase of other long-lived assets                                                         -                -             (80)
   Acquisitions, net of acquisition costs and cash received                              (23,005)          (1,732)              -
   Purchase of available-for-sale securities                                              (5,866)        (101,989)              -
   Proceeds from available-for-sale securities                                            53,629           48,188               -
   Sale of Lineo, Inc. common stock                                                            -           15,000               -
   Investment in non-marketable securities                                                     -           (5,000)              -
                                                                                     ------------    -------------    ------------
             Net cash provided by (used in) investing activities                          23,238          (46,976)        (15,631)
                                                                                     ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from majority stockholder                                                        -              300           4,819
   Repayment of borrowings from majority stockholder                                           -             (300)              -
   Proceeds from long-term debt                                                                -                -              11
   Repayments of long-term debt                                                                -               (9)             (2)
   Proceeds from common shares upon incorporation                                              -                -          15,481
   Proceeds from sale of common stock, net of offering costs                                   -           74,782           2,963
   Proceeds from sale of Series B convertible preferred stock, net of offering costs           -           29,790               -
   Minority interest in subsidiary                                                           173                -               -
   Proceeds from sale of common stock through ESP program                                    126              184               -
   Proceeds from exercise of common stock options                                            303              532               -
                                                                                     ------------    -------------    ------------
             Net cash provided by financing activities                                       602          105,279          23,272
                                                                                     ------------    -------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (14,331)          36,520              54
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                     206              (82)             (8)
CASH AND CASH EQUIVALENTS, beginning of year                                              36,560              122              76
                                                                                     ------------    -------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                                $   22,435       $   36,560       $     122
                                                                                     ============    =============    ============

         See accompanying notes to consolidated financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                                                                 YEAR ENDED OCTOBER 31,
                                                                                         2001             2000            1999
                                                                                    --------------   --------------   --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for income taxes                                                           $  1,313       $      41          $     -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of non-interest bearning note to Tarantella, Inc. in acquisition            $  8,000       $       -          $     -

     Issuance of common shares and options in acquisitions of certain
        operations of Tarantella and Acrylis                                              $ 62,158       $       -          $     -

     Issuance of common shares and the acquisition of a license fee for
        non-marketable securities                                                         $      -       $   1,999          $     -

     Conversion of 6,596 shares of common stock to 6,596 shares of Series A
        convertible preferred stock                                                       $      -       $       7          $     -

     Conversion of 6,596 shares of Series A convertible preferred stock and
        5,000 shares of Series B convertible preferred stock to 11,596 shares of
        common stock                                                                      $      -       $      12          $     -

     Dividends related to Series B convertible preferred stock                            $      -       $  12,253          $     -

     Issuance of common shares in exchange for investment in Lineo, Inc.                  $      -       $  10,000          $     -

     Distribution to majority stockholder for fair value of shares issued in
        excess of the carryover basis of the investment in Lineo, Inc.                    $      -       $ (10,000)         $     -

     Distribution to majority stockholder for license rights                              $      -       $    (451)         $     -

     Contribution of additional shares of Lineo, Inc. from majority stockholder           $      -       $   1,966          $     -

     Net book value of Electronic Linux Marketplace assets exchanged for
        equity investment in Ebiz, Inc.                                                   $      -       $     (38)         $     -

     Issuance of common shares for a note receivable                                      $      -       $       -          $ 3,000

     Issuance of common shares upon conversion of secured convertible promissory note payable to majority stockholder and related accrued
        interest                                                                          $      -       $       -          $ 5,274

         See accompanying notes to consolidated financial statements.

                 CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

      Caldera International, Inc. ("Caldera" or the "Company") was originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. Caldera Systems began operations in 1994 as Caldera, Inc. (the "Predecessor"). The Predecessor developed and marketed Linux operating system software and related products.

      In July 1996, through an asset purchase, the Predecessor acquired an additional business line that was not engaged in developing and marketing Linux software and related products. The Predecessor subsequently made the strategic determination to separate its two business lines into separate entities and, under an asset purchase agreement dated as of September 1, 1998, as amended, sold the assets relating to its business of developing and marketing Linux software and related products to Caldera Systems. In March 2000, Caldera Systems completed the sale of an aggregate of 5.0 million shares of common stock at a price of $14.00 per share in its initial public offering. On April 17, 2000, the underwriters exercised their over allotment option for an additional 750,000 shares of common stock at $14.00 per share.

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

      On May 7, 2001, Caldera Systems was acquired by a newly formed holding company, Caldera International, Inc. Each share of existing Caldera Systems common stock, as well as options to purchase shares of Caldera Systems common stock, were converted into an equal number of shares of Caldera common stock and options to purchase shares of Caldera common stock. Additionally on May 7, 2001, Caldera acquired substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. ("Tarantella"), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the "Agreement"), dated as of August 1, 2000 as amended. Under the Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries.

      The acquired operations of Tarantella provide server software for networked business computing and are a leading producer of UNIX server operating systems. In addition, these operations provide professional services to implement and maintain UNIX system software products. The acquisition provided Caldera with international offices and a Linux/UNIX distribution channel with thousands of resellers worldwide.

      Caldera's business is focused on serving the small to medium business market's need to have reliable, cost effective Linux and UNIX operating systems and software products to power computers. Caldera also provides web-based applications and products and services to facilitate connections to the internet for its customer base. Caldera is seeking to expand its business by providing products and services to businesses outside its core market strengths in retail, manufacturing, hospitality, banking and finance. Most of these markets and customers are accessed through an indirect, leveraged channel of partners, which includes distributors and solution providers (collectively, "resellers"). This system is extended to a global level, with Caldera offices worldwide, locally supporting customers and resellers with minor modifications to fit the particular country's unique needs.

      The Company is subject to significant risks including the uncertainty of market acceptance and demand for Linux-related products and services, competition from larger, more established companies, short product life cycles, the decline in demand for UNIX-related products and services, the Company's ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support potential growth.

      Management believes that the Company's current liquidity position, including approximately $28.4 million of cash and available-for-sale securities, will be sufficient to meet the Company's operating requirements for at least the next twelve months. Management is continuing to implement cost cutting measures in its effort to achieve profitability. However, there can be no assurance that the Company will be successful in achieving management's projections. Accordingly, the Company may be required to obtain additional equity or debt funding to finance its operations. Management cannot provide any assurance that additional funding will be available in amounts or on terms acceptable to the Company. If sufficient funds are not available or are not available on acceptable terms, the Company's current operations could be adversely impacted and the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive or operational pressures would be significantly limited.

(2) SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after all intercompany balances and transactions have been eliminated. The following table lists our subsidiaries, location and ownership interest:


              SUBSIDIARY                               LOCATION        OWNERSHIP INTEREST
------------------------------------------------------------------------------------------
   Caldera Systems, Inc.                            United States      Wholly-owned
   Caldera Global, Inc.                             United States      Wholly-owned
   Caldera Europe, Ltd.                             United Kingdom     Wholly-owned
   Caldera Deutschland GmbH                         Germany            Wholly-owned
   Caldera KK                                       Japan              Majority-owned
   Nihon SCO Limited                                Japan              Wholly-owned
   SCO Canada, Inc.                                 Canada             Wholly-owned
   The Santa Cruz Operation (Deutschland) GmbH      Germany            Wholly-owned
   The Santa Cruz Operation (France) SRL            France             Wholly-owned
   The Santa Cruz Operation (Italia)                Italy              Wholly-owned


FOREIGN CURRENCY TRANSLATION

      The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are recorded in accumulated comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper or other short-term debt instruments.

AVAILABLE-FOR-SALE SECURITIES

      Available-for-sale securities include investments in debt securities such as commercial paper, treasury notes and bonds. These investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. As of October 31, 2001, debt securities with original maturity dates less than one year totaled approximately $5.9 million.

INVENTORIES

      Inventories consist primarily of completed products and raw materials. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2001, inventories consisted of finished goods of approximately $0.2 million. As of October 31, 2000, inventories consisted of raw materials of approximately $0.2 million and finished goods of approximately $0.2 million. Inventories are included in the `other current assets' caption in the accompanying consolidated balance sheets.

      Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, less accumulated depreciation and amortization. Computer equipment is depreciated using the straight-line method over the estimated useful life of the asset, which is typically three years. Furniture and fixtures and office equipment are depreciated using the straight-line method over the estimated useful life of the asset, typically three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the applicable lease.

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

      Depreciation and amortization expense was $2.2 million, $0.6 million and $0.3 million during fiscal 2001, 2000 and 1999, respectively.

CAPITALIZED SOFTWARE COSTS

      In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended October 31, 2001, 2000 and 1999. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

OTHER ASSETS

      Other assets consist of deposits, investments and purchased technology licenses. The purchased technology licenses represent payments for the right to use and integrate third party technology into the Company's products and are amortized using either the straight-line method over the estimated product life or on a per unit basis as products are sold.

INTANGIBLE ASSETS AND GOODWILL AND RELATED IMPAIRMENT

      The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

      Subsequent to the acquisition of certain assets and operations from Tarantella (see Note 3), the Company has experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives and other factors which indicate the recorded values of the long-lived assets were impaired. As a result, the Company performed a valuation of its long-lived assets as of October 31, 2001 and concluded that a $73.7 million write-down of goodwill and intangible assets was necessary.

      The following table summarizes the write-down for each of the Company's intangible assets and goodwill as of October 31, 2001 (in thousands):

                                                              NET BOOK
                                              ESTIMATED      VALUE (PRIOR   ESTIMATED FAIR
                                             USEFUL LIFE    TO WRITE-DOWN)   MARKET VALUE      WRITE-DOWN
                                           ---------------- --------------- ---------------- ---------------

  Intangible assets acquired:
     Distribution/reseller channel         5 years           $     24,030    $     12,400     $     11,630
     Existing technology - Tarantella      5 years                  5,220           1,800            3,420
     Existing technology - Acrylis         2 years                  2,225             930            1,295
     Distribution agreement                5 years                  1,260               -            1,260
     Trade name and trademarks             5 years                    720             278              442
     Goodwill                              Indefinite              57,931           2,278           55,653
                                                            --------------- ---------------- ---------------
       Total                                                 $     91,386    $     17,686     $     73,700
                                                            =============== ================ ===============


REVENUE RECOGNITION

      The Company's revenue is primarily from two sources: (i) product license revenue, primarily from product sales to resellers and end users, including large scale enterprises, and royalty revenue, primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, primarily from providing software updates, support, education, and consulting services to end users.

      The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

      For contracts involving multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. The Company recognizes revenue allocated to undelivered products that have been deferred when the criteria for product revenue set forth above have been met.

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

      The Company recognizes royalty revenue upon receipt of quarterly royalty reports from OEMs related to their product sales.

      The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

ROYALTY COSTS

      Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in prepaid expenses and recorded as cost of revenue when the related products are sold. During the years ended October 31, 2001, 2000 and 1999, the Company incurred $2.0 million, $0.3 million and $0.4 million, respectively, of royalty expense.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist of the following: advertising, channel promotions, marketing development funds, promotional activities, public relations, trade shows and the salaries, commissions and related expenses of all personnel involved in the sales process. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expenses totaled approximately $3.0 million, $1.5 million and $1.2 million for the years ended October 31, 2001, 2000 and 1999, respectively.

COOPERATIVE ADVERTISING

      The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company's products. The Company's liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer's net revenue derived from the Company's products. For the years ended October 31, 2001, 2000 and 1999, cooperative advertising expense totaled approximately $2.3 million, $1.2 million and $0.2 million, respectively.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

      The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectibility of all accounts receivable. As of October 31, 2001, no customer accounted for more than ten percent of the total accounts receivable balance. As of October 31, 2000, four distributors accounted for approximately 35 percent of the gross accounts receivable balance. As of October 31, 2001 and 2000, the allowance for bad debts was $0.4 million and $0.3 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which supercedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets", establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and indefinite lived intangible assets and instead sets forth methods to periodically evaluate goodwill for impairment. The adoption of SFAS No. 142 will require the Company to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal 2002. The Company will adopt SFAS No. 141 and SFAS No. 142 effective November 1, 2001, the beginning of fiscal year 2002, and as a result amortization of goodwill will cease and amortization of intangible assets will decrease to approximately $0.8 million per quarter beginning in the first quarter of fiscal 2002. As a result of the goodwill and intangible asset write-down recorded as of October 31, 2001, management does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have an adverse impact on the Company's financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This pronouncement resolves significant implementation issues related SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS No. 144 to have an adverse impact on the Company's financial position and results of operations.

COMPREHENSIVE INCOME

      Comprehensive income consists of net loss, foreign currency translation adjustments and unrealized gain (loss) on available for sale securities and is presented in the accompanying consolidated statements of operations and comprehensive loss.

HEDGING OF FOREIGN CURRENCY TRANSACTIONS

      The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At October 31, 2001, the Company had two foreign exchange contracts with maturities of nine and 40 days, respectively, to purchase an aggregate of approximately 1.4 million U.K. pounds for $2.0 million U.S. dollars.

NET LOSS PER COMMON SHARE

      The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share", and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and shares issuable upon the conversion of Series A and Series B convertible preferred stock for periods during which they were outstanding. For the years ended October 31, 2001, 2000 and 1999, 12.4 million, 6.3 million and 1.2 million common share equivalents, respectively, were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. The reclassifications had no effect on net loss for the prior years.

(3) ACQUISITIONS

TARANTELLA, INC.

      On May 7, 2001, the Company acquired certain assets, liabilities and operations from Tarantella, Inc. in exchange for: (i) the issuance of 16 million shares of common stock (1.6 million of which are being held in escrow for a one-year period); (ii) the issuance of options to purchase up to an aggregate of 1.7 million shares of Caldera common stock in exchange for options to purchase Tarantella common stock previously held by individuals who became employees of Caldera; (iii) $23 million in cash, including the forgiveness of $7 million previously advanced to Tarantella; and (iv) a non-interest bearing promissory note in the amount of $8 million that will be paid in quarterly installments of $2 million beginning July 2002. In addition, if the OpenServer line of business generates revenue in excess of specified thresholds during the three-year period following the acquisition, Caldera will pay Tarantella 45% of such excess revenue. The following table summarizes the components of the consideration paid to Tarantella (in thousands, except per share data):


Consideration paid:
  Fair value of Caldera common stock (16,000 shares at $3.47 per share)                   $     55,520
  Fair value of options to purchase 1,661 shares of common stock issued in exchange
     for 3,323 outstanding Tarantella options                                                    4,201
  Cash                                                                                          23,000
  Note payable (discounted at 6.5%)                                                              7,322
  Direct expenses                                                                                3,744
                                                                                         -----------------
     Total consideration                                                                  $     93,787
                                                                                         =================



      The Company calculated the $3.47 per share price used in the computation of total consideration for the common stock by taking the closing stock price for the two days before, the day of, and the two days after the signing of the final amendment to the Agreement. The per share value calculated for each option exchanged was $2.53 and was calculated using the Black-Scholes option pricing model using the following assumptions: term of
2.5 years, volatility of 134 percent, dividend yield of 0 percent and a discount rate of 5 percent.

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


Purchase price allocation:
  Liabilities assumed net of tangible assets acquired                                     $     (5,482)
  Accrual for severance payments, non-essential facilities and related costs                    (3,011)
  Intangible assets acquired:
     Distribution/reseller channel                                                              26,700
     Existing technology (consisting primarily of UNIXWare and OpenServer)                       5,800
     Acquired in-process research and development                                                1,500
     Trade name and trademarks                                                                     800
     Distribution agreement                                                                      1,400
     Goodwill                                                                                   66,080
                                                                                         -----------------
       Total                                                                              $     93,787
                                                                                         =================

      A one-time charge of $1.5 million related to the fair value of the in-process research and development was recorded during fiscal 2001. The write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses. Engineering efforts are focused on developing the UNIXWare 8 and Messaging Server products. UNIXWare 8 is expected to deliver purpose-built operating system configurations designed to power departmental databases, application servers, intranet servers, mail and messaging servers and other environments specifically tailored to run telecommunications and other embedded environments. At the time of the acquisition,

Tarantella had invested approximately 76 man-months of effort (or approximately $0.8 million) in the UNIXWare 8 product and anticipated 122 man-months of effort (or approximately $1.2 million) to complete UNIXWare 8. UNIXWare 8 was estimated to be approximately 38 percent complete at the time of the acquisition.

      The Messaging Server product is an entirely new product, which provides messaging functionality on top of existing UNIXWare products. At the time of the acquisition, Tarantella had invested approximately 36 man-months of effort (or approximately $0.4 million) in the Messaging Server product and anticipated 12 man-months of effort (or $0.1 million) to complete Messaging Server. Messaging Server was estimated to be approximately 75 percent complete at the time of the acquisition.

      As discussed above in Note 2, the Company determined that various assets related to the acquired operations from Tarantella were impaired and these assets were written-down to their current fair value.

WHATIFLINUX TECHNOLOGY FROM ACRYLIS, INC.

      On May 3, 2001, the Company acquired the WhatIfLinux technology from Acrylis, Inc. WhatIfLinux technology provides Open Source users and system administrators with Internet-delivered tools and services for faster, more reliable software management. In consideration for the assets acquired from Acrylis, the Company issued 1.25 million shares of common stock with a market price of $1.95 per share, or approximately $2.4 million, paid $1.0 million in cash and incurred approximately $0.1 million in direct expenses. The Company has accounted for the acquisition of the WhatIfLinux technology using the purchase method of accounting. The allocation of the consideration paid for the WhatIfLinux technology consisted of assigning approximately $3.0 million to purchased technology and $0.5 million to goodwill. The acquired technology is being amortized over a three-year life.

      The following table sets forth certain pro forma financial information had the acquisitions discussed above been completed as of November 1, 1999 (in thousands):


                                                                     YEAR ENDED OCTOBER 31,
                                                                      2001             2000
                                                                ----------------- ----------------
                                                                           (unaudited)

  Revenue                                                        $     87,039      $    143,525
  Net loss from continuing operations                                (115,226)          (85,927)
  Net loss attributable to common stockholders                       (115,226)          (85,927)
  Basic and diluted net loss per common share                           (2.02)            (1.71)


      Charges to operations for fiscal 2001 for the amortization of goodwill and other intangible assets were approximately $10.7 million. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment. Caldera adopted SFAS 142 effective November 1, 2001, the beginning of its fiscal year 2002. All of Caldera's remaining identifiable intangible assets other than goodwill are deemed to have finite lives and will continue to be amortized over their remaining useful lives.

      As discussed above in Note 2, the Company determined that various assets related to the acquired operations from Acrylis, Inc. were impaired and these assets were written-down to their current fair value.

(4) EQUITY INVESTMENT IN EBIZ ENTERPRISES, INC.

      On September 15, 2000, the Company sold to Ebiz Enterprises, Inc. ("Ebiz") the rights, title and interest in and to all of the intellectual property and assets comprising the Company's Electronic Linux Marketplace concept (the "ELM assets"). The Company transferred assets with a net book value of $38,000 as well as cash of $3.0 million for 4.0 million shares of Ebiz common stock. The Company could also receive up to 4.0 million additional shares of Ebiz common stock, depending upon the amount of gross revenue generated by the ELM assets during the twelve-month period ending December 15, 2001; however, the Company does not expect to receive any additional shares.

      The Company accounted for its interest in Ebiz using the equity method of accounting due to its ability to exercise influence on Ebiz. Under the equity method, the Company recognized its portion of the net income or net loss of Ebiz in its consolidated statement of operations. For the years ended October 31, 2001 and 2000, the Company recognized approximately $0.4 million and approximately $0.2 million, respectively, in its statements of operations that represented its portion of Ebiz's net losses. In addition, because Ebiz had a stockholders' deficit at the time of the Company's investment, the Company was amortizing on a straight-line basis, the difference between its investment and the amount of underlying equity in the net assets of Ebiz, which was calculated as follows (in thousands, except per share amounts):


  Fair value of Ebiz shares received (4,000 shares at $1.60 per share)                     $      6,400
  Less portion of gain deferred due to the Company's continuing ownership interest               (1,056)
                                                                                          ----------------
  Basis of recorded investment                                                                    5,344
  Caldera's portion of Ebiz deficit                                                               1,162
                                                                                          ----------------
                                                                                           $      6,506
                                                                                          ================

      The Company allocated this difference to goodwill and was amortizing this amount on a straight-line basis over five years. At the time of the investment, Ebiz had no other substantial identifiable intangible assets. For the years ended October 31, 2001 and 2000, the Company recognized approximately $0.2 million and approximately $0.2 million, respectively, in its statements of operations that represented this amortization.

      On January 5, 2001, the Company's ownership interest in Ebiz was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, the Company discontinued the use of the equity method of accounting for its investment in Ebiz. Subsequent to January 5, 2001, the Company accounted for the investment in Ebiz as an available-for-sale security in accordance with SFAS 115. Under SFAS 115, the Company carried its investment at fair market value using quoted trading prices and recorded any unrecognized gains or losses as a component of other comprehensive income (loss).

       During the year ended October 31, 2001, the Company determined that the quoted trading price of the Ebiz common stock on the Over the Counter Bulletin Board was not reflective of the realizable value of the Company's investment in Ebiz. During fiscal 2001, Ebiz's financial condition declined and on September 7, 2001, Ebiz filed for Chapter 11 bankruptcy protection. Accordingly, the investment was written down to $0 resulting in an impairment charge of approximately $4.3 million.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

      The Company is accounting for each of its investments in non-marketable securities under the cost method, as the Company has no ability to exercise significant influence over the entities. The Company's investments to date have consisted of investments in the common stock of other technology companies, including Evergreen Internet, Inc. ("Evergreen"), Troll Tech AS ("Troll Tech") and Lineo, Inc ("Lineo").

EVERGREEN

      In January 2000, the Company and Evergreen entered into a master agreement which set forth the terms and conditions of a business alliance. The Company acquired approximately 0.4 million shares of common stock of Evergreen for $2.0 million and Evergreen transferred approximately 0.2 million additional shares of its common stock to the Company in exchange for 0.2 million shares of the Company's common stock.

      The Company recorded its investment in Evergreen at cost, based on the cash consideration paid by the Company and the estimated fair market value of the Company's common stock on the date of the agreement of $8.00 per share. The Company determined that the estimated fair value of the Company's common stock was more clearly evident of the value of the transaction since Evergreen is a privately owned company. In management's opinion, the consideration exchanged by the Company for the common shares of Evergreen was equal to the fair value of the shares acquired.

TROLL TECH

      In December 1999, the Company and Canopy entered into an agreement with Troll Tech AS and its stockholders. Pursuant to the agreement, the Company acquired 159 shares of common stock of Troll Tech (approximately 2 percent of Troll Tech's outstanding common stock) in exchange for approximately 0.1 million shares of the Company's common stock and Canopy acquired 398 shares of common stock of Troll Tech in exchange for $1.0 million, payable in monthly installments of $0.1 million.

      The Company recorded its investment in Troll Tech's common stock at approximately $0.4 million, based on the cash price per share paid by Canopy. The Company determined that the cash price per share paid by Canopy was the most reliable evidence of the value of Troll Tech's common stock. The difference between the estimated fair value of the 0.1 million shares of the Company's common stock at $8.00 per share of approximately $0.9 million and the $0.4 million investment was recorded as a license fee. The license fee was classified as contra-equity and was subsequently reflected as a distribution to Canopy because the license rights were used by Canopy and its affiliates.

LINEO

      In January 2000, the Company and Lineo entered into a stock purchase and sale agreement. Lineo is the successor entity to the operations of the Predecessor, which were not acquired by Caldera in the reorganization discussed in Note 1. As of January 2000, Lineo was majority owned by Canopy. Pursuant to the stock purchase agreement, the Company acquired approximately 3.2 million shares of common stock of Lineo (approximately 17 percent of Lineo's outstanding voting stock) in exchange for approximately 1.3 million shares of the Company's common stock.

      Because Lineo is also majority owned by Canopy, the investment in Lineo was accounted for as a transaction between entities under common control with the transfer being reflected in the Company's financial statements at Lineo's carry over basis. At the date of the agreement, Lineo had a stockholders' deficit of which approximately $0.2 million would be associated with the 17 percent interest the Company acquired. Accordingly, the investment was recorded at a nominal value of $1.00 because the Company does not have any obligation to provide additional funding to Lineo. The Company recorded the estimated fair value of the shares of its common stock issued to Lineo at $10.0 million with the difference between the $10.0 million and the $1.00 investment recorded as a distribution to Canopy.

      On May 11, 2000, Canopy transferred approximately 1.8 million shares of Lineo's common stock held by Canopy to the Company. This transfer was reflected as a capital contribution by Canopy at Lineo's carry over basis of approximately $2.0 million. As a result of this transaction, the Company had a total of 5.0 million shares of Lineo's common stock (approximately 14 percent of Lineo's outstanding voting stock).

      On August 31, 2000, the Company, Canopy and Metrowerks Holdings, Inc. ("Metrowerks"), an affiliate of Motorola, Inc., entered into a Stock Purchase and Sale Agreement whereby the Company and Canopy sold 2.0 million and 1.0 million shares, respectively, of common stock of Lineo to Metrowerks at $7.50 per share. Prior to this transaction, Caldera, Canopy and Lineo had no relationship with Metrowerks; however, Motorola, Inc. is a preferred stockholder of Lineo. The Company received the $15.0 million net proceeds of the sale in October 2000.

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

      Management routinely assesses the Company's investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred. During fiscal 2001, management determined that the carrying value of the investment in Evergreen of $3.6 million and Troll Tech of $0.4 million would most likely not be realized and both investments were written down to $0. As of October 31, 2001, the Company's remaining investment balance was approximately $1.2 million and was related to Lineo, Inc.

(6) NOTE PAYABLE TO TARANTELLA, INC.

      As discussed in Note 3, the Company issued to Tarantella an unsecured, non-interest bearing promissory note in the amount of $8.0 million. Four quarterly payments of $2.0 million are payable to Tarantella beginning in the Company's third fiscal quarter of 2002. Because the promissory note was non-interest bearing, the promissory note has been recorded at a discount using an interest rate of 6.5 percent. As of October 31, 2001, the current portion of the note payable was $3.8 million, which represented the discounted value of the two payments to be paid during fiscal 2002. The remaining two payments will be made during fiscal 2003.

(7) STOCKHOLDERS' EQUITY

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

PREFERRED STOCK

      On December 30, 1999, the stockholders approved articles of amendment to the Company's articles of incorporation. The amended articles of incorporation authorized the Company to issue 25 million shares of no par value preferred stock and 75 million shares of no par value common stock. The Company's board of directors is authorized, without stockholder approval, to designate and determine the preferences, limitations and relative rights granted to or imposed upon each share of preferred stock, which are not fixed by the amended articles of incorporation. The amended articles of incorporation designated approximately
6.6 million shares as Series A Convertible Preferred Stock ("Series A") and 5 million shares as Series B Convertible Preferred Stock ("Series B").

      The Series A and B shares had initial stated values per share of $4.03 and $6.00, respectively, and ranked on parity with each other and prior to any other class or series of capital stock of the Company with respect to dividend rights, rights upon liquidation, winding up or dissolution, and redemption rights. The Series A and B shares were entitled to receive, when, as and if declared by the board of directors, cumulative and accruing preferential dividends at eight percent per annum, compounded annually, based on the stated value per share; provided, however, solely for dividend purposes the Series A stated value per share was deemed to be $6.00. Any holder of Series A or B shares could convert all or any shares of Series A or B into common shares and each share of Series A or B automatically converted into common shares immediately prior to the closing of a firm commitment underwritten public offering of at least $25 million, as defined. Each Series A and B share initially converted into one share of common stock. The holders of Series A and B shares were entitled to vote on all matters submitted to the stockholders of the Company, including the election of directors, together with the holders of common stock voting together as a single class. Each share of Series A and B was entitled to one vote for each share of common stock that would be issuable upon conversion of such share.

      In connection with the Company's initial public offering, all outstanding preferred stock was converted to common stock on March 20, 2000.

CONVERSION OF COMMON SHARES INTO SERIES A SHARES

      Prior to the offering of Series B shares discussed below, on December 30, 1999, the Company entered into a Conversion Agreement with its two major stockholders, The Canopy Group ("Canopy") and MTI Technology Corporation ("MTI"). These two stockholders held 99 percent of the outstanding shares of the Company's common stock at December 30, 1999. Pursuant to the Conversion Agreement, the Company converted approximately 6.6 million shares of outstanding common stock held by Canopy and MTI into approximately 6.6 million shares of Series A.

ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

      On December 30, 1999, the Company's board of directors authorized the issuance of 5 million shares of Series B convertible preferred stock at $6 per share with the rights, preferences, privileges and restrictions as described above. On January 10, 2000, the 5 million shares were sold for net proceeds of $29.8 million.

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

WARRANT AGREEMENT BETWEEN CANOPY AND SERIES B PREFERRED STOCKHOLDER

      In connection with the Series B preferred stock offering, Canopy and Egan-Managed Capital, L.P. ("EMC"), one of the investors in the Series B preferred stock offering, entered into an agreement wherein Canopy agreed to purchase the shares of Series B convertible preferred stock purchased by EMC if EMC did not receive a warrant in a satisfactory form to EMC to purchase approximately 0.4 million shares of the Company's common stock from Canopy. On March 13, 2000, Canopy sold to EMC a warrant for $10,000 to purchase approximately 0.4 million shares of the Company's common stock held by Canopy at $5.98 per share for a two-year period. Upon exercise of the warrant, all proceeds will be paid to Canopy. Since the sale of this warrant directly related to the issuance of the Series B preferred stock, the Company accounted for this transaction as if the Company had sold the warrant to EMC with an offsetting contribution to capital. Accordingly, the Company recorded the fair value of the warrant of $2.3 million, determined using the Black-Scholes option-pricing model, as a beneficial conversion feature reflected as a dividend related to the Series B preferred stock during the year ended October 31, 2000. Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $8.00 per share; risk-free interest rate of 6 percent; expected dividend yield of 0 percent; volatility of 118 percent; and expected exercise life of two years.

STOCK OPTION PLANS

      During fiscal year 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") that provided for the granting of nonqualified stock options to purchase shares of common stock. Under the 1998 Plan, the Company could grant up to 5 million options to employees, non-employee members of the board of directors or consultants who provide services to the Company. Options granted under the 1998 Plan are subject to expiration and vesting terms as determined by a committee of the Company's board of directors. No options can expire more than ten years from the date of grant. The exercise price for the options may be paid in cash or in shares of the Company's common stock valued at fair market value on the exercise date. The options may also be exercised through a same-day sale program without any cash outlay by the optionee. At October 31, 2001, there are no shares of common stock available for future grants under the 1998 Plan.

      On December 1, 1999, the Company's board of directors approved the 1999 Omnibus Stock Incentive Plan (the "1999 Plan"), which is intended to serve as the successor equity incentive program to the 1998 Plan. The compensation committee of the board of directors administers the 1999 Plan. The 1999 Plan allows for the grant of awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted shares, phantom stock and stock bonuses. Awards may be granted to individuals in the Company's employ or service. The

1999 Plan initially increased the aggregate number of shares available for issuance under both plans to 6.7 million and designated that 0.7 million shares be used as director incentives. On March 10, 2000, the Company's board of directors authorized an additional 0.5 million shares to be issued under the 1999 Plan and during July 2000 the board of directors approved an additional 2.3 million shares to be issued under the 1999 Plan. In April 2001, the board of directors approved, and the stockholders of the Company ratified, an additional increase of 6.8 million shares available for grant under the 1999 Plan. In December 2001, the board of directors approved an additional 2.5 million shares to be available for grant.

      In addition, the board has approved amendments to the 1999 Plan which the stockholders approved on April 27, 2001, that effected the following changes:
(i) established an automatic share increase feature pursuant to which the number of shares available for issuance under the 1999 Plan will automatically increase, beginning with the 2000 calendar year, as of November 1 of each year, by 3% of the total number of shares of common stock outstanding on the previous October 31st, and (ii) added a formula awards program pursuant to which directors of the Company are automatically granted options to purchase shares of common stock at specified times. All amendments are subject to approval by the stockholders of Caldera.

      A summary of stock option activity under the stock option plans for the years ended October 31, 2001, 2000 and 1999 is as follows (in thousands, except per share amounts):

                                                                                 WEIGHTED AVE.
                                                     OPTIONS    PRICE RANGE     EXERCISE PRICE
                                                     -------    -----------     --------------
     Granted                                           3,106    $ 1.00 - $ 1.13  $  1.04
     Exercised                                             -      1.00              1.00
     Forfeited                                          (142)     1.00              1.00
                                                     -------
  Balance, October 31, 1999                            2,964      1.00 - 1.13       1.04

     Granted                                           4,451      1.13 - 14.75      6.53
     Exercised                                          (452)     1.00 - 6.00       1.18
     Forfeited                                          (786)     1.00 - 9.50       4.98
                                                     -------
  Balance, October 31, 2000                            6,177      1.00 - 14.75      4.48

     Granted                                           8,996      0.30 - 2.97       1.56
     Exercised                                          (291)     1.00 - 4.00       1.04
     Forfeited                                        (2,453)     0.75 - 9.50       4.07
                                                     -------
  Balance, October 31, 2001                           12,429      0.30 - $ 14.75     2.53
                                                     =======

         During fiscal 2001, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company's common stock. A summary of stock option grants with exercise prices equal to or less than the estimated fair market value on the date of grant during the two years ended October 31, 2000 is as follows:

                                                                                  WEIGHTED AVE.
                                                    OPTIONS       WEIGHTED AVE.     FAIR VALUE
                                                    GRANTED      EXERCISE PRICE     OF OPTIONS
                                                    -------      --------------   -------------
      FISCAL 1999
        Grants  with  exercise  price  equal to
           estimated fair market value                  646      $     1.00       $     0.20
        Grants  with  exercise  price less than
           estimated fair market value                2,461            1.04             1.54
                                                   --------
                                                      3,107            1.04             1.26
                                                   ========



      FISCAL 2000
        Grants  with  exercise  price  equal to
           estimated fair market value                  593            8.57             0.57
        Grants  with  exercise  price less than
           estimated fair market value                3,858            6.22             1.29
                                                   --------
                                                      4,451      $     6.53       $     1.19
                                                   ========


         A summary of stock options outstanding and exercisable under the Company's stock option plans as of October 31, 2001 is as follows (in thousands, except per share amounts):

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                 -------------------                     -------------------
                                                         WEIGHTED        WEIGHTED                     WEIGHTED
                                                         AVERAGE          AVERAGE                      AVERAGE
                                       OPTIONS         CONTRACTUAL       EXERCISE       OPTIONS       EXERCISE
EXERCISE PRICES                      OUTSTANDING           LIFE            PRICE      EXERCISABLE       PRICE
---------------                      -----------       -------------     --------     -----------     ----------
  Less than $1.00                          3,776           9.76 years    $     0.72             29    $     0.75
  $ 1.00 - $1.99                           1,800           7.63                1.04          1,291          1.03
  $ 2.00 - $3.99                           4,258           9.47                2.25          1,038          2.27
  $ 4.00 - $5.99                             121           8.53                5.03             48          4.74
  $ 6.00 - $7.99                           2,131           8.22                6.30          1,379          6.20
  $ 8.00 and above                           343           8.52                9.66            137          9.52
                                   ----------------                                  ---------------
                                          12,429           9.04          $     2.53          3,922    $     3.52
                                   ================                                  ===============

      Subsequent to October 31, 2001, the Company granted approximately 3.8 million stock options at a weighted average exercise price of $0.28 per share.

STOCK-BASED COMPENSATION

      The Company accounts for its stock options issued to directors, officers and employees under APB 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock. During the year ended October 31, 1999, the Company granted 2.5 million stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in $3.1 million in deferred compensation. This deferred compensation has been recorded as a component of stockholders' equity and will be expensed consistent with the vesting of the underlying stock options on an accelerated amortization method. During the year ended October 31, 2000, the Company granted 3.9 million stock options with exercise prices below the fair market value on the measurement date resulting in $6.8 million of deferred compensation to be recognized as expense over the vesting period of the options.

      Non-cash compensation was $1.4 million, $5.2 million and $0.4 million during the years ended October 31, 2001, 2000 and 1999, respectively.

      SFAS 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method. The fair market value of the stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the years ended October 31, 2001, 2000 and 1999: risk-free interest rate of 3.5 percent, 6.1 percent and
5.5 percent, respectively; expected dividend yield of 0 percent; volatility of 112 percent, 132 percent and 0 percent, respectively; and expected exercise lives of three years, four years and five years, respectively. For purposes of the pro forma disclosure, the estimated fair market value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net loss for the years ended October 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                                 2001              2000             1999
                                                            ---------------- ----------------- ----------------
Net loss attributable to common stockholders:
  As reported                                                $   (131,357)    $    (39,176)     $     (9,367)
  Pro forma                                                      (140,172)         (43,291)           (9,774)

Net loss per share attributable to common stockholders:
  As reported                                                $      (2.73)   $       (1.19)    $       (0.51)
  Pro forma                                                         (2.91)           (1.31)            (0.53)


2000 EMPLOYEE STOCK PURCHASE PLAN

      The 2000 Employee Stock Purchase Plan was adopted by the board of directors on February 15, 2000 and was approved by the stockholders on March 1, 2000. The plan became effective upon the closing of the Company's initial public offering. The plan is designed to allow eligible employees of Caldera and its participating subsidiaries to purchase shares of Caldera common stock, at semi-annual intervals, through periodic payroll deductions. A total of 0.5 million shares of common stock have been reserved for issuance under the plan. The share reserve will increase on the first trading day of each fiscal year beginning with the 2001 fiscal year by 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year but no such annual increase will exceed 750,000 shares. In no event, however, may a participant purchase more than 750 shares, nor may all participants in the aggregate purchase more than 125,000 shares on any semi-annual purchase date.

      In July 2000, the board of directors amended the plan to increase the maximum number of shares of common stock authorized for issuance over the term of the plan by an additional 1.5 million shares. The stockholders approved this increase on April 27, 2001. The board of directors also amended the plan to eliminate the cap on the number of shares each participant may purchase in each offering period, increased the aggregate shares that may be purchased by all employees on any semi-annual purchase date to 350,000 shares from 125,000 shares, and changed the purchase interval date to May 31 and November 30, starting with the May 31, 2001 purchase interval.

      The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on the date of the Company's initial public offering and will end on the last business day in April 2002. The next offering period will begin on May 1, 2002. The compensation committee of the board of directors will set subsequent offering periods. Shares will be purchased on semi-annual purchase dates (the last business day of April and October each year) during the offering period. The first purchase date was October 31, 2000. Should the fair market value of the Company's common stock on any semi-annual purchase date be less than the fair market value on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower fair market value.

      Individuals who are eligible employees on the start date of any offering period may enter the Plan on that start date or on any subsequent semi-annual entry date (generally May 1 or

November 1 each year). Individuals who become eligible employees after the start date of the offering period may join the plan on any subsequent semi-annual entry date within that period.

      A participant may contribute up to 10 percent of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in April and October of each year). The purchase price per share will be 85 percent of the lower of the fair market value of our common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date.

      The board may at any time amend or modify the plan. The plan will terminate no later than the last business day in April 2010.

      On October 31, 2000, 61,807 shares of common stock of the Company were purchased through the plan at a price of $2.98 per share. On April 30, 2001, approximately 54,000 shares of common stock of the Company were purchased through the plan at a price of $1.68 per share and on May 31, 2001, approximately 21,000 shares were purchased at a price of $1.55 per share.

      Subsequent to year-end, on November 30, 2001, approximately 350,000 shares of common stock of the Company were purchased through the plan at a price of $0.66 per share.

(8) INCOME TAXES

      The net loss before income taxes consisted of the following components for the years ended October 31, 2001, 2000 and 1999 (in thousands):

                                                                   2001            2000             1999
                                                                   ----            ----             ----
         Domestic U.S. operations                              $   (131,178)   $    (26,980)    $     (9,401)
         Foreign operations                                             399             138               69
                                                              --------------- ---------------- ---------------
            Total                                              $   (130,779)   $    (26,842)    $     (9,332)
                                                              =============== ================ ===============

         The components of the provision for income taxes for the years ended October 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                   2001            2000             1999
                                                                   ----            ----             ----
       Current:
         U.S. Federal                                          $          -    $          -     $          -
         U.S. State                                                       -               -                -
         Non - U.S.                                                     578              81               35
                                                              --------------- ---------------- ---------------
                                                                        578              81               35
                                                              --------------- ---------------- ---------------
       Deferred:
         U.S. Federal                                          $    (30,139)   $     (3,977)          (3,022)
         U.S. State                                                  (1,135)           (386)            (293)
         Change in valuation allowance                               31,274           4,363            3,315
                                                              --------------- ---------------- ---------------
                                                                          -               -                -
                                                              --------------- ---------------- ---------------
            Total provision for income taxes                   $        578    $         81     $         35
                                                              =============== ================ ===============

         Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred income tax assets and liabilities at October 31, 2001 and 2000 are as follows (in thousands):

                                                                   2001            2000
                                                                   ----            ----
       Deferred income tax assets:
         Net operating loss carryforwards                      $     16,834    $      8,029
         Intangible assets                                            5,897               -
         Tax  basis  in  excess  of book  basis  related  to
            assets acquired by Caldera from Predecessor               5,694           6,123
         Reserves and accrued expenses                                4,815             606
         Basis difference in investments                              3,913             394
         Book depreciation in excess of tax                           1,641             114
         Deferred revenue                                             1,075               -
         Foreign tax credit                                             181             102
                                                              --------------- ----------------
            Total deferred income tax assets                         40,050          15,368
                                                              --------------- ----------------
       Deferred tax liabilities:
         Tax on foreign earnings                                       (636)           (112)
                                                              --------------- ----------------
            Total deferred income tax liabilities                      (636)           (112)
                                                              --------------- ----------------
       Valuation allowance                                          (39,414)        (15,256)
                                                              --------------- ----------------
            Net deferred income tax assets                     $        -      $        -
                                                              =============== ================

      The amount of and ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, Caldera's future earnings, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its net deferred income tax assets. Management believes that as of October 31, 2001, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these deferred income tax assets.

      As of October 31, 2001, the Company had net operating loss carryforwards for federal income tax reporting purposes totaling approximately $46.3 million that expire between 2018 and 2021. The Company considers the basis difference in the investment in its foreign subsidiaries to be permanent and has not recorded and deferred tax liabilities related to these differences.

      The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of net operating loss carryforwards if certain changes in ownership have taken place or will take place. As of October 31, 2001, an ownership change had occurred and our net operating loss carryforwards may be reduced or limited.

      The differences between the provision for income taxes at the U.S. statutory rate and the Company's effective tax rate is as follows:

                                                                   2001            2000             1999
                                                                   ----            ----             ----
         Benefit at statutory rate                                     (34.0%)         (34.0%)          (34.0%)
         Non-deductible items                                           11.8%           21.2%             0.1%
         State income taxes, net of federal effect                      (3.6%)          (3.3%)           (3.3%)
         Foreign income taxes                                            0.4%            0.1%            (0.1%)
         Other                                                           1.9%            0.0%             0.0%
         Increase in valuation allowance                                23.9%           16.3%            37.7%
                                                              --------------- ---------------- ---------------
            Total provision for income taxes                              0.4%            0.3%             0.4%
                                                              =============== ================ ===============

(9) COMMITMENTS AND CONTINGENCIES

LITIGATION

      In July 2001, Caldera and certain of its officers and directors were named as defendants in lawsuits filed in the United States District Court for the Southern District of New York (the "Actions"). Based on comments made in open court by attorneys representing certain plaintiffs, over two hundred similar cases have been filed against other issuers. The Court has indicated that it is in the process of considering a consolidation of the Actions. Certain of the plaintiffs have sought appointment as a lead plaintiff with approval of their respective law firms as lead plaintiffs' counsel. The various complaints allege claims against the Company, certain of its officers and directors, and the underwriters of our initial public offering under the Securities Act of 1933, as amended. The complaints also allege claims solely against the underwriters under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. Management believes that the claims against Caldera and any of its officers and directors are without legal merit and management intends to defend them vigorously. On August 8, 2001, all pending cases against all underwriters and issuers were reassigned to a U.S. District Court Judge, Southern District of New York. The time for Caldera to answer or to move to dismiss the complaint is presently adjourned pending further instruction from the court.

      The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. The Company has notified its underwriters and insurance companies of the existence of the claims.

      In September and October 2001, Caldera was named as a defendant in three different actions filed by former employees in the Superior Court of California, County of Santa Clara, claiming breach of contract regarding the payment of bonuses and severance payments. All three matters are in discovery stage, and the ultimate outcomes are not yet determinable. The Company believes that it has viable defenses in each of the three matters.

      The Company is a party to certain other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of all legal proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

OPERATING LEASE AGREEMENTS

      Future minimum lease payments under non-cancelable operating leases as of October 31, 2001 were as follows (in thousands):

                                                       OPERATING
                                                         LEASES
                                                      -------------
     Year ending October 31,
       2002                                            $  4,677
       2003                                               3,704
       2004                                               3,564
       2005                                               3,008
       2006                                               1,871
       Thereafter                                         1,219
                                                      -------------
     Total minimum payments                            $ 18,043
                                                      =============

      Total rent expense for all of the Company's operating leases was $3.2 million, $0.7 million and $0.2 million for the years ended October 31, 2001, 2000 and 1999, respectively.

(10) RELATED PARTY TRANSACTIONS

TARANTELLA, INC.

      As discussed in Note 3, the Company acquired certain assets, liabilities and operations from Tarantella, Inc. during fiscal 2001. Prior to the acquisition, the Company and Tarantella had entered into a strategic business agreement that provided for certain joint marketing activities between the parties. Additionally, both parties entered into a distribution agreement to sell each other's products. During the six months ended April 30, 2001, Caldera paid to Tarantella approximately $1.1 million for the purchase of products that were sold to Caldera customers.

      Subsequent to the acquisition, Caldera and Tarantella have paid certain operating costs on each other's behalf, mostly pertaining to activities in foreign operations. On a monthly basis, each party submits the actual operating costs for reimbursement. As of October 31, 2001, the Company owed Tarantella approximately $0.5 million for these operating costs.

CANOPY

      Canopy was the sole stockholder of Caldera upon incorporation and was the majority stockholder of the Predecessor. The chairman of the Company's board of directors is the president and chief executive officer and a director of Canopy. Additionally, another director of the Company is the chairman of Canopy's board of directors.

      Prior to fiscal 2001, the Company entered into certain transactions with Canopy and other entities that are majority-owned by Canopy. These transactions consisted mainly of participating in joint insurance coverage, training and testing services, and rent. For fiscal 2000 and 1999, these charges were approximately $0.2 million. The Company believes that the terms of these related-party transactions are at least as favorable as the terms that could have been obtained from an unaffiliated third party in similar transactions. During fiscal 2000, the Company also had sales to other entities that are majority-owned by Canopy of approximately $47,000. During fiscal 2001, the Company did not enter into any transactions with Canopy or its affiliates.

LINEO

      In January 2000, the Company acquired an ownership interest in Lineo, Inc., the successor entity to the operations of the Predecessor that were not acquired by Caldera in the reorganization discussed in Note 1. The chairman of the Company's board of directors and one other director are also directors of Lineo. During fiscal 2000 and 1999, the Company had sales to Lineo of approximately $34,000 and $2,000, respectively.

MTI TECHNOLOGY CORPORATION

      A director of the Company is the chairman of the board of MTI Technology Corporation ("MTI"). Additionally, another Company director is the current president and chief executive officer of MTI. During fiscal 2000 and 1999, the Company had sales to MTI of approximately $31,000 and $3,000, respectively.

(11) EMPLOYEE BENEFIT PLAN

      Until June 30, 2000, Caldera utilized a 401(k) plan sponsored by Canopy for its employees, through which Caldera made matching contributions. In June 2000, Caldera adopted its own 401(k) plan through which eligible participants can elect to make contributions to the plan, subject to certain limitations under the Internal Revenue Code. Under the terms of the new plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During the years ended October 31, 2001 and 2000, the Company contributed approximately $0.3 million and $0.1 million to the plan for matching contributions.

(12) SIGNIFICANT CUSTOMERS

      During fiscal 2001, no single customer accounted for more than ten percent of the Company's total revenue. During fiscal 2000, the Company had sales to one customer that accounted for approximately 19 percent of total revenue and during fiscal 1999 the Company had sales to two customers that accounted for approximately 33 percent and 20 percent of total revenue, respectively.

(13) SEGMENT INFORMATION

      In June 1998, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes disclosures related to components of a company for which separate financial information is available and evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. In connection with the restructuring in the fourth quarter of fiscal 2001, the Company has organized into two operating business units. These business units include the Platform division and the Services division. The Platform division provides products and operating systems solutions to customers and the Services division provides support, education and professional services implementation to provide a total solution. During the fourth quarter, management began to allocate resources and review operating results for both of these divisions. Resources are allocated and reviewed to the operating income (loss) level for both of these divisions. Because it is impractical to provide the historical information for these divisions as they did not exist prior to the fourth quarter of 2001, no disclosures have been provided and the Company will begin to report operating results for both divisions beginning in the first quarter of fiscal 2002.

      The Company generates products and services revenue in geographic locations outside of the United States. Revenue attributed to individual countries or regions is based on the location of sales to unaffiliated customers for the years ended October 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                     2001            2000             1999
                                                --------------- ---------------- ---------------
     Revenue:
       United States                             $     19,447    $      2,982     $      2,848
       Europe, Middle East and Africa                  14,835             367               81
       Asia                                             4,503             706               91
       Canada and Latin America                         1,656             219               30
                                                --------------- ---------------- ---------------
          Total revenue                          $     40,441    $      4,274     $      3,050
                                                =============== ================ ===============

         Long-lived assets, which includes property and equipment as well as goodwill and intangible assets, by location consists of the following as of October 31, 2001 and 2000 (in thousands):

                                                                     2001            2000
                                                                --------------- ----------------
     Long-lived assets:
       United States                                             $     22,491    $      1,494
       International                                                    1,311              95
                                                                --------------- ----------------
          Total long-lived assets                                $     23,802    $      1,589
                                                                =============== ================

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Caldera International, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Caldera International, Inc, and subsidiaries and have issued our report thereon dated November 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II -- Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
November 30, 2001

                           CALDERA INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                 (IN THOUSANDS)


                                                   BALANCE AT     CHARGED TO
                                                  BEGINNING OF     COSTS AND                        BALANCE AT END
                   DESCRIPTION                       PERIOD        EXPENSES        DEDUCTIONS         OF PERIOD
                   -----------                       ------        --------        ----------         ---------
   ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended October 31, 2001                  $        312    $        470   $       (420) (a)  $        362
     Year ended October 31, 2000                            90             325           (103) (a)           312
     Year ended October 31, 1999                            15             222           (147) (a)            90
   INVENTORY RESERVES:
     Year ended October 31, 2001                           284             275           (290) (b)           269
     Year ended October 31, 2000                           354              43           (113) (b)           284
     Year ended October 31, 1999                            63             356            (65) (b)           354
   ALLOWANCE FOR SALES RETURNS:
     Year ended October 31, 2001                           364           2,270           (435) (c)         2,199
     Year ended October 31, 2000                           169             555           (360) (c)           364
     Year ended October 31, 1999                            54             350           (235) (c)           169
   PURCHASE ACCOUNTING ACCRUAL:
     Year ended October 31, 2001                             -           3,244         (2,101) (d)         1,143
   Q4 2001 RESTRUCTURING ACCRUAL:
     Year ended October 31, 2001                             -           3,130         (1,725) (d)         1,405

-----------------------------
     (a) Represents write-offs of uncollectable accounts receivable

     (b) Represents inventory destroyed or scrapped

     (c) Represents product returns, or product sell-through

     (d) Represents cash payments

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to this item may be found in the section titled "Executive Officers and Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Information with respect to this item may be found in the section titled "Historical Compensation of the Company" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to this item may be found in the section titled "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to this item may be found in the section titled "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

         (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

         (2) Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

         (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below:


EXHIBIT NUMBER             DESCRIPTION
      2.1                  Agreement and Plan of Reorganization by and among
                           Caldera Systems, Inc., Caldera International, Inc.
                           ("Registrant") and The Santa Cruz Operation, Inc.,
                           and related amendments (incorporated by reference to
                           Exhibit 2.1 to Caldera's Registration Statement on
                           Form S-4 (File No. 333-45936)).
      3.1                  Amended and Restated Certificate of Incorporation of
                           Caldera International, Inc. (incorporated by
                           reference to Exhibit 3.1 to Caldera's Registration



                           Statement on Form S-4 (File No. 333-45936)).
      3.2                  Amended and Restated Bylaws of Caldera
                           International Inc. (incorporated by reference to Exhibit 3.2 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
      4.1 Form of certificate of common stock (incorporated by reference to Exhibit 4.1 to Caldera's
                           Registration Statement on Form S-4 (File No.
                           333-45936)).
     10.1 Caldera 1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Caldera's Registration
                           Statement on Form S-1 (File No. 333-94351)).
     10.2                  Caldera 1999 Omnibus Stock Incentive Plan, as amended
                           (incorporated by reference to Exhibits 10.3 through 10.4 to Caldera's Registration Statement on Form S-4
                           (File No. 333-45936)).
     10.3                  Caldera 2000 Employee Stock Purchase Plan, as amended
                           (incorporated by reference to Exhibit 10.9 to Caldera's Registration Statement on Form S-4 (File
                           No. 333-45936)).
     10.4 Stock Purchase Agreement, dated January 6, 2000, between Caldera and Lineo, Inc. (incorporated by reference to Exhibit 10.11 to Caldera's Registration
                           Statement on Form S-1 (File No. 333-94351)).
     10.5 GNU General Public License (incorporated by reference to Exhibit 10.14 to the Registrant's Registration
                           Statement on Form S-1 (File No. 333-94351)).
    +10.6                  Sun Community Source License version 2.3 dated
                           January 7, 2000, between Caldera and Sun
                           Microsystems, Inc. (incorporated by reference to Exhibit 10.17 to Caldera's Registration Statement on
                           Form S-1 (File No. 333-94351)).
    +10.7                  Sun Community Source License version 2.7 dated
                           January 7, 2000 between Caldera and Sun Microsystems,
                           Inc. (incorporated by reference to Exhibit 10.18 to Caldera's Registration Statement on Form S-1 (File
                           No. 333-94351)).
     10.8                  Assignment of Lease dated January 21, 2000, between
                           Caldera and Nextpage, L.C. (incorporated by reference to Exhibit 10.23 to Caldera's
                           Registration Statement on Form S-1 (File No.
                           333-94351)).
     10.9 Form of Indemnification Agreement by and between Caldera and its executive officers and directors
                           (incorporated by reference to Exhibit 10.24 to Caldera's Registration Statement on Form S-1 (File
                           No. 333-94351)).
     10.10                 Second Amendment to Lease Agreement, dated April 5,
                           2000, between Caldera and EsNet Properties, L.C.
                           (incorporated by reference to Exhibit 10.2 to Caldera's quarterly report on Form 10-Q for the quarter ended April 30, 2000).
     10.11                 Lease Agreement, dated October 9, 1997 between
                           Caldera, Inc., a Utah corporation, and EsNet
                           Properties, L.C. (incorporated by reference to Exhibit 10.3 to Caldera's quarterly report on Form
                           10-Q for the quarter ended April 30, 2000).
     10.12 Master Lease dated March 30, 2000, between Caldera and 106th South Business Park, L.C. (incorporated by reference to Exhibit 10.4 to Caldera's quarterly report on Form 10-Q for the quarter ended April 30, 2000).
     10.13                 Form of Senior Executive Severance Agreement
                           (incorporated by reference to Exhibit 10.31 to Caldera's Registration Statement on Form S-4 (File
                           No. 333-45936)).
     10.14                 Stock Purchase and Sale Agreement between The
                           Canopy Group, Inc., Caldera Systems, Inc. and
                           Metrowerks Holdings, Inc. (incorporated by reference to Exhibit 10.40 to Caldera's
                           Registration Statement on Form S-4 (File No.
                           333-45936)).
     10.15                 Stockholder Agreement between Lineo, Inc., Bryan
                           Sparks, Dry Canyon Holding Company LLC and
                           Metrowerks Holdings, Inc. (incorporated by reference to Exhibit 10.41 to Caldera's
                           Registration Statement on Form S-4



                           (File No. 333-45936)).
     10.16                 Warrant Purchase Agreement between Lineo, Inc. and
                           Metrowerks Holdings, Inc. (incorporated by reference to Exhibit 10.42 to Caldera's
                           Registration Statement on Form S-4 (File No.
                           333-45936)).
     10.17 Form of Secured Convertible Promissory Note issued by The Santa Cruz Operation, Inc. to Caldera
                           Systems, Inc. (incorporated by reference to Exhibit 10.43 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
     10.18                 Form of Security Agreement between The Santa Cruz
                           Operation, Inc., as debtor, and Caldera Systems,
                           Inc., as secured party (incorporated by reference to Exhibit 10.44 to Caldera's Registration
                           Statement on Form S-4 (File No. 333-45936)).
     10.19                 Form of Intercreditor Agreement among The Canopy
                           Group, Inc., The Santa Cruz Operation, Inc. and
                           Caldera Systems, Inc. (incorporated by reference to Exhibit 10.45 to Caldera's Registration
                           Statement on Form S-4 (File No. 333-45936)).
     10.20                 Form of Loan Agreement between The Canopy Group,
                           Inc., The Santa Cruz Operation, Inc. and Caldera
                           Systems, Inc. (incorporated by reference to Exhibit 10.46 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
     10.21                 Form of Security Agreement between The Canopy
                           Group, Inc. and The Santa Cruz Operation, Inc.
                           (incorporated by reference to Exhibit 10.47 to Caldera's Registration Statement on Form S-4 (File
                           No. 333-45936)).
     10.22 For of Secured Convertible Promissory Note issued by The Santa Cruz Operation, Inc. to The Canopy
                           Group, Inc. (incorporated by reference to Exhibit
                           10.48 to Caldera's Registration Statement on Form
                           S-4 (File No. 333-45936)).
     10.23 Form of Secured Promissory Note to be issued by Caldera International, Inc. to The Santa Cruz
                           Operation, Inc. (incorporated by reference to Exhibit 10.49 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
     10.24                 Form of Security Agreement between Caldera
                           International, Inc., as debtor, and The Santa Cruz
                           Operation, Inc., as secured party (incorporated by reference to Exhibit 10.50 to Caldera's
                           Registration Statement on Form S-4 (File No.
                           333-45936)).
     21.1                  Subsidiaries of the Registrant
     23.1                  Consent of Arthur Andersen LLP, Independent Public
                           Accountants of Caldera

-----------------------------
+ Confidential treatment was granted by the Commission for certain provisions. Omitted material for which confidential treatment has been granted has been filed separately with the Commission.

(b)   Reports on Form 8-K

      On September 6, 2001, the Company submitted a current report on form 8-K that discussed a proposed stock consolidation of the Company's common stock as well as updated the status of a class action lawsuit filed against the Company in the Southern District of New York.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16 2002.

                                    CALDERA INTERNATIONAL, INC.

                                    By:       /s/  Robert K. Bench
                                       --------------------------------------

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


          SIGNATURE                             TITLE                     DATE
          ---------                             -----                     ----

PRINCIPAL EXECUTIVE OFFICER:

/s/ Ransom H. Love                      President and Chief      January 16 2002
----------------------------------
            Ransom H. Love              Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING
   OFFICER:

/s/ Robert K. Bench                     Chief Financial Officer  January 16 2002
----------------------------------
           Robert K. Bench

ADDITIONAL DIRECTORS:

/s/ Raymond J. Noorda                   Director                 January 16 2002
----------------------------------
          Raymond J. Noorda

/s/ Ralph J. Yarro III                  Chairman of the Board    January 16 2002
----------------------------------
          Ralph J. Yarro III

/s/ Ed I. Iacobucci                     Director                 January 16 2002
----------------------------------
           Ed I. Iacobucci

/s/ Steven M. Cakebread                 Director                 January 16 2002
----------------------------------
         Steven M. Cakebread

/s/ Alok Mohan                          Director                 January 16 2002
----------------------------------
              Alok Mohan

/s/ Thomas P. Raimondi                  Director                 January 16 2002
----------------------------------
          Thomas P. Raimondi

/s/ R. Duff Thompson                    Director                 January 16 2002
----------------------------------
           R. Duff Thompson
