Form 10-Q
period 2002-01-31
CALDERA INTERNATIONAL INC/UT
filed 2002-03-15
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2002
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                               355 South 520 West
                                    Suite 100
                               Lindon, Utah 84042
              (Address of principal executive office and zip code)

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

YES [X] NO [ ]

AS OF MARCH 15, 2002, THERE WERE 14,428,783 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                           CALDERA INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of January 31, 2002 and
            October 31, 2001....................................................    3
         Condensed Consolidated Statements of Operations and Comprehensive
            Loss for the three months ended January 31, 2002 and 2001...........    4
         Condensed Consolidated Statements of Cash Flows for the three
            months ended January 31, 2002 and 2001..............................    5
         Notes to Condensed Consolidated Financial Statements...................    7
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................   13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............   20
         Risk Factors...........................................................   21
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings......................................................   28
Item 6.  Exhibits and Reports on Form 8-K.......................................   28
Item 7.  Signatures.............................................................   28


                     CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                  JANUARY 31,      OCTOBER 31,
                                                                     2002             2001
                                                                  -----------      -----------
                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $  26,105       $  22,435
     Available-for-sale securities                                        --           5,943
     Accounts receivable, net of allowance
       for doubtful accounts of
       $460 and $362, respectively                                    13,082          16,742
     Other current assets                                              3,489           3,438
                                                                   ---------       ---------
       Total current assets                                           42,676          48,558
                                                                   ---------       ---------
PROPERTY AND EQUIPMENT:
     Computer and office equipment                                     5,018           5,708
     Leasehold improvements                                            1,098           2,075
     Furniture and fixtures                                              358           1,316
                                                                   ---------       ---------
                                                                       6,474           9,099
     Less accumulated depreciation and amortization                   (2,485)         (2,983)
                                                                   ---------       ---------
       Net property and equipment                                      3,989           6,116
                                                                   ---------       ---------
OTHER ASSETS:
     Goodwill, net                                                     2,334           2,278
     Intangibles, net                                                 14,568          15,408
     Other assets, net                                                 2,434           2,499
                                                                   ---------       ---------
       Total other assets                                             19,336          20,185
                                                                   ---------       ---------
       Total assets                                                $  66,001       $  74,859
                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $   1,633       $   2,881
     Accrued payroll and benefits                                      6,529           7,013
     Other accrued liabilities                                         7,921           6,628
     Deferred revenue                                                  8,827           8,241
     Royalties payable                                                 2,218           3,066
     Current portion of note payable to Tarantella, Inc.               5,816           3,845
     Taxes payable                                                     1,026           1,353
     Payable to Tarantella, Inc.                                         761             537
     Other current liabilities                                           119             593
                                                                   ---------       ---------
       Total current liabilities                                      34,850          34,157
                                                                   ---------       ---------
LONG-TERM LIABILITIES:
     Note payable to Tarantella, Inc., net of current portion          1,878           3,724
     Other long-term liabilities                                       4,991           2,201
                                                                   ---------       ---------
       Total long-term liabilities                                     6,869           5,925
                                                                   ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 3)

MINORITY INTEREST                                                        173             173
                                                                   ---------       ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value; 5,000 shares
       authorized, none outstanding                                       --              --
     Common stock, $0.001 par value; 45,000 shares
       authorized, 14,403 and 14,266 shares
       outstanding, respectively                                          14              14
     Additional paid-in capital                                      217,688         217,209
     Deferred compensation                                            (1,074)         (1,290)
     Accumulated other comprehensive income (loss)                       (97)             87
     Accumulated deficit                                            (192,422)       (181,416)
                                                                   ---------       ---------
       Total stockholders' equity                                     24,109          34,604
                                                                   ---------       ---------
       Total liabilities and stockholders' equity                  $  66,001       $  74,859
                                                                   =========       =========

           See accompanying notes to condensed financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED JANUARY 31,
                                                                      2002            2001
                                                                     --------       --------
                                                                           (unaudited)
REVENUE:
        Products                                                     $ 14,734       $    452
        Services                                                        3,179            602
                                                                     --------       --------
          Total revenue                                                17,913          1,054
                                                                     --------       --------
COST OF REVENUE:
        Products                                                        2,410            227
        Services                                                        3,186            950
                                                                     --------       --------
          Total cost of revenue                                         5,596          1,177
                                                                     --------       --------
GROSS MARGIN (DEFICIT)                                                 12,317           (123)
                                                                     --------       --------
OPERATING EXPENSES:
        Sales and marketing (exclusive of non-cash
          compensation of $57 and $140, respectively)                   8,371          5,520
        Research and development (exclusive of non-cash
          compensation of $67 and $133, respectively)                   5,367          1,869
        General and administrative (exclusive of non-cash
          compensation of $141 and $61, respectively)                   2,724          1,748
        Amortization of intangibles                                       840             --
        Restructuring charge                                            5,261             --
        Cost-sharing arrangement with Tarantella, Inc.                     --            602
        Non-cash compensation                                             265            334
                                                                     --------       --------
          Total operating expenses                                     22,828         10,073
                                                                     --------       --------
LOSS FROM OPERATIONS                                                  (10,511)       (10,196)
                                                                     --------       --------
EQUITY IN LOSS OF AFFILIATE                                                --           (648)
                                                                     --------       --------
OTHER INCOME (EXPENSE):
        Interest income                                                   150          1,008
        Interest expense                                                 (126)            --
        Other income (expense), net                                      (357)            20
                                                                     --------       --------
          Total other income (expense), net                              (333)         1,028
                                                                     --------       --------
LOSS BEFORE INCOME TAXES                                              (10,844)        (9,816)

PROVISION FOR INCOME TAXES                                               (162)           (27)
                                                                     --------       --------
NET LOSS                                                             $(11,006)      $ (9,843)
                                                                     ========       ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE                          $  (0.77)      $  (0.99)
                                                                     ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             14,355          9,897
                                                                     ========       ========
OTHER COMPREHENSIVE LOSS:
        Net loss attributable to common stockholders                 $(11,006)      $ (9,843)
        Unrealized gain (loss) on available-for-sale securities            --         (1,865)
        Foreign currency translation adjustment                          (184)           (13)
                                                                     --------       --------
COMPREHENSIVE LOSS:                                                  $(11,190)      $(11,721)
                                                                     ========       ========

           See accompanying notes to condensed financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               THREE MONTHS ENDED JANUARY 31,
                                                                    2002           2001
                                                                  --------       --------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(11,006)      $ (9,843)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Loss on disposal of assets                                     1,288             --
      Depreciation and amortization                                    843            201
      Amortization of intangibles                                      840             --
      Non-cash compensation                                            265            334
      Issuance of common stock to certain members
      of the board of directors for services                           126             --
      Amortization of debt discount                                    125             --
      Equity in loss of affiliate                                       --            648
      Changes in operating assets and liabilities
         Accounts receivable, net                                    3,660            705
         Other current assets                                          (51)           579
         Other assets                                                    9            (39)
         Accounts payable                                           (1,248)           188
         Payable to Tarantella, Inc.                                   224           (898)
         Accrued payroll and benefits                                 (484)            --
         Other accrued liabilities                                   1,293            886
         Deferred revenue                                              586             83
         Royalties payable                                            (848)            --
         Taxes payable                                                (327)            --
         Other current liabilities                                    (474)            --
         Other long-term liabilities                                 2,790             --
                                                                  --------       --------
            Net cash used in operating activities                   (2,389)        (7,156)
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (4)          (163)
   Loan to Tarantella, Inc.                                             --         (7,000)
   Purchase of available-for-sale securities                            --         (8,128)
   Deferred acquisition costs                                           --           (450)
   Proceeds from available-for-sale securities                       5,943         14,369
                                                                  --------       --------
            Net cash provided by (used in) investing activities      5,939         (1,372)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock through ESP program              230             --
   Proceeds from exercise of common stock options                       74            250
                                                                  --------       --------
            Net cash provided by financing activities                  304            250
                                                                  --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3,854         (8,278)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                              (184)            77
CASH AND CASH EQUIVALENTS, beginning of period                      22,435         36,560
                                                                  --------       --------
CASH AND CASH EQUIVALENTS, end of period                          $ 26,105       $ 28,359
                                                                  ========       ========

           See accompanying notes to condensed financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED JANUARY 31,
                                                                             2002        2001
                                                                            ------      ------
                                                                                (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for income taxes                                          $  269      $    4


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
        FINANCING ACTIVITIES:

        Reclassification and write-down of equity method
               investment in marketable security                            $   --      $2,310


           See accompanying notes to condensed financial statements.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Caldera International, Inc. ("Caldera" or the "Company") was originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, Caldera Systems completed an initial public offering of its common stock.

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

     On May 7, 2001, a new holding company, Caldera International, Inc, was formed to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. ("Tarantella"), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the "Agreement"), dated as of August 1, 2000 as amended. Under the Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries. In connection with this acquisition, Caldera Systems was acquired by the newly formed holding company. Each share of existing Caldera Systems common stock, as well as options to purchase shares of Caldera Systems common stock, were converted into an equal number of shares of Caldera common stock and options to purchase shares of Caldera common stock.

     The acquired operations provide server software for networked business computing and are a leading producer of UNIX server operating systems. In addition, these operations provide professional services to implement and maintain UNIX system software products. The acquisition provided Caldera with international offices and a Linux/UNIX distribution channel with thousands of resellers worldwide.

     Caldera's business is focused on serving the small to medium business market's ("SMBs") need to have reliable, cost effective Linux and UNIX operating systems and software products to power computers. Caldera also provides web based applications and products and services to facilitate connections to the internet for its customer base. Caldera is seeking to expand its business by providing products and services to businesses outside its core market strengths in retail, manufacturing, hospitality, banking and finance. Most of these markets and customers are accessed through an indirect, leveraged channel of partners, which includes distributors and solution providers (collectively, "resellers"). This system is extended to a global level, with Caldera offices worldwide, locally supporting customers and resellers with minor modifications to fit the particular country's unique needs.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(2)  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Caldera and subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K, are adequate to make the information presented not misleading.

     The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. In addition, operating results for the three months ended January 31, 2002 are not directly comparable to the corresponding prior year period due to the significant acquisition that occurred May 7, 2001.

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

REVENUE RECOGNITION

     The Company's revenue is primarily from two sources: (i) product license revenue, primarily from product sales to resellers and end users, including large scale enterprises, and royalty revenue, primarily from initial license fees and ongoing royalties from product sales by source code OEMs (original equipment manufacturers); and (ii) service and support revenue, primarily from providing software updates, support and education and consulting services to end users.

     The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

     For contracts involving multiple elements (i.e. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above have been met.

     The Company recognizes revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are the result of the acquisition of certain assets and operations from Tarantella and the acquisition of the WhatIfLinux technology from Acrylis, Inc. Upon adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, the Company reassessed the useful lives of its intangible assets. The following table summarizes the components of goodwill and intangible assets and their useful lives:

                                                    ESTIMATED
                                                   USEFUL LIFE
                                                   -----------
Intangible assets:
   Distribution/reseller channel                       5 years
   Existing technology - Tarantella                    5 years
   Existing technology - Acrylis                       2 years
   Trade name and trademarks                           5 years
Goodwill                                               Indefinite

     The following table reconciles the reported net loss for the three months ended January 31, 2002 and 2001 for the effects of items that would no longer be amortized as a result of the adoption of SFAS No. 142:

                                              THREE MONTHS ENDED          THREE MONTHS ENDED
                                               JANUARY 31, 2002            JANUARY 31, 2001
                                            -----------------------    -----------------------
                                                  (per share)                (per share)
Net loss as reported                        $(11,006)      $  (0.77)   $ (9,843)      $  (0.99)
Amortization of equity method goodwill            --          --            217           0.02
                                            --------       --------    --------       --------
   Adjusted net loss                        $(11,006)      $  (0.77)   $ (9,626)      $  (0.97)
                                            ========       ========    ========       ========

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

PRO FORMA FINANCIAL INFORMATION

     The following table sets forth certain pro forma financial information for the three months ended January 31, 2001 had the Tarantella acquisition and the WhatIfLinux technology acquisition been completed as of November 1, 2000 (in thousands):

                                                 THREE MONTHS ENDED
                                                  JANUARY 31, 2001
                                                 ------------------
Revenue                                             $ 25,544
Net loss from operations                             (16,976)
Net loss                                             (16,746)
Basic and diluted net loss per common share         $  (1.50)

NET LOSS PER COMMON SHARE

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of outstanding stock options. There were approximately 4.0 million and approximately 1.5 million outstanding options to purchase common shares as of January 31, 2002 and 2001, respectively, which were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, decreasing the net loss per common share.

(3)  COMMITMENTS AND CONTINGENCIES

LITIGATION

     Four lawsuits have been filed against the Company, certain of its officers and directors, and the underwriters of the Company's Initial Public Offering in the Unites States District Court for the Southern District of New York by parties alleging violations of the securities laws. The complaints allege certain improprieties regarding the circumstances surrounding the underwriters' conduct during the IPO and the failure to disclose such conduct in the registration statement. Over 300 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court.

     The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. The court recently suspended the requirement that the Company file an answer to the complaints pending further notification from the court. The Company has notified its underwriters and insurance companies of the existence of the claims.

     In September and October 2001, Caldera was named as a defendant in three different actions filed by former employees in the Superior Court of California, County of Santa Clara, claiming breach of contract regarding the payment of bonuses and severance payments. The Company believes that two of those matters have settled, but final settlement documents have not yet been completed. The remaining matter remains in discovery stage, and the parties are discussing settlement options.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


OPERATING LEASE GUARANTEE

     In connection with the acquisition from Tarantella, Tarantella agreed to continue as the lessee for certain facilities in the UK. The Company and Tarantella are working together to complete the necessary assignment agreements so that Tarantella will be the tenant and bear full financial responsibility for these leases. When these assignments are complete, the Company believes that its UK subsidiary may be named as a second guarantor, and may be liable under these lease obligations in the event that Tarantella defaults.

(4)  STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

     On December 17, 2001, Caldera's board of directors approved a four-for-one reverse stock split for holders of common stock. On March 4, 2002, the stockholders approved this reverse stock split. As of March 14, 2002, our outstanding common shares will be reduced from 57.6 million shares to approximately 14.4 million shares. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes thereto for all periods presented.

STOCK-BASED COMPENSATION

     During the three months ended January 31, 2002, the Company granted 1.3 million stock options with an average exercise price of $1.20 per share. None of these stock options were granted at prices that were below the quoted market price on the date of grant. As of January 31, 2002, there were approximately 4.0 million stock options outstanding with a weighted average exercise price of $7.40 per share.

     Amortization of deferred compensation was approximately $0.3 million during each of the three-month periods ended January 31, 2002 and 2001.

EMPLOYEE STOCK PURCHASE PLAN

     On November 30, 2001, employees participating in the Company's employee stock purchase plan acquired 87,500 shares of common stock at a price of $2.62 per share.

(5)  RESTRUCTURING CHARGE

     In the first quarter of 2002, in connection with management's plan to reduce operating expenses, the Company announced a restructuring plan, which resulted in a one-time charge of $5.3 million. The restructuring included the elimination of various positions within sales, marketing, product development and administration, the elimination of non-essential office space and facilities that will be permanently idle, and the write-off of certain long-term assets. Of the $5.3 million in total restructuring charges, $0.8 million related to severance costs, $0.9 million related to the write-off of certain long-term assets and leasehold improvements and $3.6 million related to facilities. As of January 31, 2002, $1.6 million of the restructuring costs had been paid.

                  CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(6)  SEGMENT INFORMATION

     During the first quarter of 2002, the Company has organized into two operating business units. These business units include the OS Licenses and Services division and the Volution Web Services division. During the first quarter of 2002, management allocated resources and reviewed operating results for both of these divisions. Resources are allocated and reviewed to the operating income (loss) level for each of these divisions. It is impractical to provide historical information for these two divisions for periods prior to fiscal 2002 as these divisions did not exist prior to the first quarter of 2002. Segment disclosures for the Company's operating divisions are as follows (in thousands):

                               OS LICENSES     VOLUTION WEB
                               AND SERVICES       SERVICES    CORPORATE        TOTAL
                               ------------    ------------   ---------       --------

Revenue                          $ 17,885       $     28       $     --       $ 17,913
Cost of goods sold                  5,595              1             --          5,596
                                 --------       --------       --------       --------
   Gross margin                    12,290             27             --         12,317
                                 --------       --------       --------       --------
Sales and marketing                 7,350          1,021             --          8,371
Research and development            3,947          1,420             --          5,367
General and administrative          2,180            544             --          2,724
Other                                  --             --          6,366          6,366
                                 --------       --------       --------       --------
   Total operating expenses        13,477          2,985          6,366         22,828
                                 --------       --------       --------       --------
   Operating loss                $ (1,187)      $ (2,958)      $ (6,366)      $(10,511)
                                 ========       ========       ========       ========

     The Company generates products and services revenue in geographic locations outside of the United States. Revenue attributed to individual countries or regions based on the location of sales to unaffiliated customers for the three months ended January 31, 2002 and 2001 is as follows (in thousands):

                                       2002          2001
                                      -------      -------
Revenue:
  United States                       $ 8,151      $   711
  Europe, Middle East and Africa        7,005           41
  Asia                                  1,850          284
  Canada and Latin America                907           18
                                      -------      -------
     Total revenue                    $17,913      $ 1,054
                                      =======      =======

     Long-lived assets, which include property and equipment as well as goodwill and intangible assets, by location consists of the following as of January 31, 2002 and October 31, 2001 (in thousands):

                                January 31,  October 31,
                                   2002         2001
                                ----------   -----------
Long-lived assets:
  United States                   $19,873      $22,491
  International                     1,018        1,311
                                  -------      -------
     Total long-lived assets      $20,891      $23,802
                                  =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing and our annual report on Form 10-K for the year ended October 31, 2001 filed with the Securities and Exchange Commission, including the audited financial statements contained therein. This discussion contains forward-looking statements that involve risks and uncertainties often indicated by such words as "estimates", "anticipates", "continue", "expects", "intends", "believes" and similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under "Risk Factors" and elsewhere in this quarterly filing.

OVERVIEW

     We originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, we completed an initial public offering of our common stock. On May 7, 2001, we formed a new holding company, Caldera International ("Caldera"), to acquire substantially all of the assets and operations of the server and professional services groups of Tarantella Inc., formerly known as The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated August 1, 2000 and as subsequently amended (the "Tarantella Acquisition"). In connection with this acquisition, Caldera Systems was acquired by the newly formed holding company. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International.

     Prior to the acquisition of the OpenServer and UNIXWare product lines from Tarantella, substantially all of our revenue was derived from sales of Linux products and related services. Currently, over 90 percent of our total revenue is derived from OpenServer and UNIXWare related products and services.

RESULTS OF OPERATIONS

     The Tarantella Acquisition significantly increased our net revenue and operating expenses. Operating results for the first quarter of fiscal 2002 are not directly comparable to the same period in fiscal 2001 because of the acquired operations. Accordingly, a pro forma analysis has been included below.

     During the third and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002, we implemented cost cutting measures related to personnel and excess facilities and have reduced overall operating expenses, and anticipate we will continue to make cost-cutting decisions in our efforts to attain profitability. We have reduced headcount from 664 at the time of the Tarantella Acquisition to 523 as of January 31, 2002.

PRO FORMA THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

     The following table shows our pro forma results of operations for the first quarter of 2001 assuming the Tarantella Acquisition been completed at the beginning of the first quarter of 2001 (in thousands):

                                  CALDERA      TARANTELLA     PRO FORMA       PRO FORMA
                                  SYSTEMS      ACQUISITION    ADJUSTMENTS       TOTAL
                                 --------      -----------    -----------     ---------
Revenue                          $  1,054       $ 24,490       $     --       $ 25,544
Cost of revenue                     1,177          6,798             --          7,975
                                 --------       --------       --------       --------
   Gross margin (deficit)            (123)        17,692             --         17,569

Sales and marketing                 5,520         10,757             --         16,277
Product development                 1,869          5,155             --          7,024
General and administrative          1,748          2,956             --          4,704
Other                                 936            205          5,399          6,540
                                 --------       --------       --------       --------
   Total operating expenses        10,073         19,073          5,399         34,545
                                 --------       --------       --------       --------
   Loss from operations          $(10,196)      $ (1,381)      $ (5,399)      $(16,976)
                                 ========       ========       ========       ========

     The pro forma adjustments above consist primarily of the amortization of goodwill and intangible assets as a result of the Tarantella Acquisition. The following discussion assumes the Tarantella Acquisition had been in effect for the three months ended January 31, 2001.

REVENUE

     Revenue was $17.9 million for the first quarter of 2002 and $25.5 million (pro forma) for the first quarter of 2001, a decrease of $7.6 million, or 30 percent. During the first quarter of 2002, 82 percent of our revenue was generated from the sale of products. During the first quarter of 2001, 84 percent of our revenue was generated from the sale of products. The decrease in revenue for the first quarter of 2002 compared to the first quarter of 2001 is attributable to decreased sales of OpenServer and UNIXWare products acquired from Tarantella. Because both of these product lines are mature, we anticipate that sales of these products will continue to decline. However, we are seeking to offset this anticipated decline with revenue derived from new and future product offerings.

COST OF REVENUE AND GROSS MARGIN

     Cost of revenue was $5.6 million for the first quarter of 2002 and $8.0 million (pro forma) for the first quarter of 2001, a decrease of $2.4 million or 30 percent. The decrease in cost of revenue was attributable to decreased revenue in the first quarter of 2002. Gross margin for the first quarter of 2002 and the first quarter of 2001 were consistent at 69 percent.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses were $8.4 million for the first quarter of 2002 and $16.3 million (pro forma) for the first quarter of 2001, a decrease of $7.9 million or 49 percent. Sales and marketing expenses represented 47 percent of total revenue for the first quarter of 2002, a decline from 64 percent of total revenue for the first quarter of 2001. The significant decrease in sales and marketing expenses is attributable to our recent restructuring activities that have resulted in reduced employees and related costs. Other decreases in sales and marketing expenses have resulted from decreased travel, lower commissions and less co-operative advertising as a result of lower revenue.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $5.4 million for the first quarter of 2002 and $7.0 million (pro forma) for the first quarter of 2001, a decrease of $1.6 million, or 23 percent. Research and development expenses represented 30 percent of total revenue for the first quarter of 2002, an increase from 27 percent of total revenue for the first quarter of 2001. The decrease in the dollar amount of research and development costs in the first quarter of 2002 compared to the first quarter of 2001 is primarily attributable to fewer employees and our efforts to consolidate development work on our operating systems.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million for the first quarter of 2002 and $4.7 million (pro forma) for the first quarter of 2001, a decrease of $2.0 million, or 42 percent. General and administrative expenses represented 15 percent of total revenue for the first quarter of 2002, a decrease from 18 percent of total revenue for the first quarter of 2001. The significant decrease in general and administrative expenses is primarily attributable to our recent restructuring activities that has resulted in reduced employee and related costs.

     OTHER. Other expenses consist primarily of non-cash amortization of intangible assets, non-cash compensation and restructuring charges. Other expenses were $6.4 million for the first quarter of 2002 and $6.5 million (pro forma) for the first quarter of 2001. Included in other expenses for the first quarter of 2002 were restructuring charges of $5.3 million. We did not have any restructure charges in the first quarter of 2001. Non-cash amortization was $1.1 million for the first quarter of 2002 and $5.7 million for the first quarter of 2002. The significant decrease in non-cash amortization was attributed to a fourth quarter write-off of $73.7 million for goodwill and intangible assets acquired during fiscal 2001 that significantly decreased the per quarter amortization for these assets.

HISTORICAL THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

     During fiscal 2002, the Company anticipates that as a percentage of total revenue, sales and marketing, research and development and general and administrative expenses will decrease significantly from fiscal 2001 due to recent cost-cutting measures and reductions in operating expenses. For the first quarter of 2001, the high sales and marketing, product development and general and administrative expense as a percentage of revenue was attributed to lower than anticipated Linux revenue and increased spending in anticipation of the completion of the Tarantella Acquisition.

REVENUE

     Revenue was $17.9 million for the first quarter of 2002, and $1.1 million for the first quarter of 2001. During the first quarter of 2002, 82 percent of our revenue was generated from the sale of products. During the first quarter of 2001, 43 percent of our revenue was generated from the sale of products. Revenue from international customers accounted for 54 percent of total revenue for the first quarter of 2002 and 33 percent for the first quarter of 2001. The increase in international revenue and product revenue are the result of operations acquired from Tarantella and the Company's increased focus on customers and markets outside the United States. The significant increase in revenue during the 2002 three-month period from the 2001 period as well as the increase in the percentage of product revenue to total revenue was attributable almost solely to the operations acquired from Tarantella.

     PRODUCTS. Product revenue was $14.7 million for the first quarter of 2002 and $0.5 million for the first quarter of 2001. The increase in product revenue during the first quarter of 2002 over the first quarter of 2001 was primarily attributable to sales of OpenServer and UNIXWare products acquired from Tarantella. Product revenue derived from Linux products and integrated

Linux and UNIX products was approximately five percent of total product revenue during the first quarter of 2002.

     SERVICES. Service revenue was $3.2 million for the first quarter of 2002 and $0.6 million for the first quarter of 2001. The increase in service revenue during the first quarter of 2002 over the first quarter of 2001 was attributable to revenue generated by the support and professional services groups acquired from Tarantella. We are continuing to enhance our services offerings in an effort to grow our future services revenue and complement our current products.

COST OF REVENUE

     COST OF PRODUCTS REVENUE. Cost of products revenue was $2.4 million for the first quarter of 2002 and $0.2 million for the first quarter of 2001. Cost of products revenue as a percentage of products revenue was 16 percent for the first quarter of 2002 and 50 percent for the first quarter of 2001. The decrease in the cost of products revenue percentage for the first quarter of 2002 compared to the first quarter of 2001 was attributable to a higher proportion of internet and electronic distribution orders associated with the acquired products. For the remainder of fiscal 2002, we expect the cost of products revenue as a percentage of products revenue to remain approximately consistent with the first quarter of fiscal 2002.

     COST OF SERVICES REVENUE. Cost of services revenue was $3.2 million for the first quarter of 2002 and $1.0 million for the first quarter of 2001. Cost of services revenue as a percentage of services revenue was 100 percent for the first quarter of 2002 and 158 percent for the first quarter of 2001. The higher cost of services revenue as a percentage of services revenue for the first quarter of 2001 compared to the first quarter of 2002 was attributable to the our initial costs to establish a support services department that was not yet generating sufficient revenue to cover all related expenses. For the remainder of fiscal 2002, we expect cost of services revenue as a percentage of services revenue will remain approximately consistent with the first quarter of fiscal 2002.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses were $8.4 million for the first quarter of 2002 and $5.5 million for the first quarter of 2001. Sales and marketing expenses represented 47 percent of total revenue for the first quarter of 2002 and were 524 percent of total revenue for the first quarter of 2001. The increase in the dollar amount of sales and marketing expense in the first quarter of 2002 compared to the first quarter of 2001 was attributable to increased personnel and related costs as a result of the acquisition of the operations from Tarantella, increased spending related to the branding of Caldera International and costs incurred for product launches. For the first quarter of 2001, the high sales and marketing expense as a percentage of revenue was attributed to lower than anticipated Linux revenue and increased spending in anticipation of the completion of the Tarantella Acquisition.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $5.4 million for the first quarter of 2002 and $1.9 million for the first quarter of 2001. Research and development costs represented 30 percent of total revenue for the first quarter of 2002 and 177 percent of total revenue for the first quarter of 2001. The increase in the dollar amount of research and development expenses in the first quarter of 2002 compared to the first quarter of 2001 was attributable to increased personnel and related costs as a result of the acquisitions of the WhatiIfLinux technology from Acrylis and operations from Tarantella as our personnel focused on the development of Linux and UNIX operating systems.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million for the first quarter of 2002 and $1.7 million for the first quarter of 2001. General and administrative expenses represented 15 percent of total revenue for the first quarter of 2002 and 166 percent of total revenue for the first quarter of 2001. The increase in general and administrative expenses in the first quarter of 2002 compared to the first quarter of 2001 was primarily attributable to increased personnel and related costs to support the expanded operations as a result of the acquisition of the operations from Tarantella. Other increases in general and administration expense were for increased professional services and facilities costs.

     AMORTIZATION OF INTANGIBLES. We recorded $0.8 million in non-cash amortization in the first quarter of 2002 related to the amortization of intangible assets in connection with the acquisition of the assets and operations from Tarantella and the WhatIfLinux technology acquired from Acrylis, Inc. During the first quarter of 2001, we did not have any intangible assets to amortize.

     Effective November 1, 2001, we no longer amortize goodwill in accordance with the adoption of SFAS No. 142.

         RESTRUCTURING CHARGE. During the first quarter of 2002, we recorded a restructuring charge of $5.3 million related to worldwide corporate restructurings. The restructuring primarily included severance related to a reduction in personnel, the accrual of future lease payments related to the elimination of permanently idle and non-essential portions of facilities and the write-off of long-term assets and leasehold improvements. During the first quarter of 2001, the Company did not have a restructuring charge.

     NON-CASH COMPENSATION. In connection with stock option grants made to employees in prior years, we recorded non-cash compensation of $0.3 million for the first quarter of 2002 and $0.3 million for the first quarter of 2001.

     COST-SHARING ARRANGEMENT WITH TARANTELLA, INC. After entering into the reorganization agreement with Tarantella to acquire the server software and professional services groups, we agreed to reimburse Tarantella for certain employee payroll and related costs attributed to employees critical to our future success. We recorded $0.6 million for the cost-sharing arrangement during the first quarter of 2001. During the first quarter of 2002, we had no such cost-sharing arrangement with Tarantella.

EQUITY IN LOSS OF AFFILIATE

     Until January 5, 2001, we had been accounting for our investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, we recognized our portion of the net income or net loss of Ebiz in our consolidated statement of operations. During the first quarter of 2001 we recognized $0.6 million related to our portion of Ebiz's net loss and the amortization of the difference between our investment and the amount of underlying equity in the net assets of Ebiz. Subsequent to January 5, 2001, the investment in Ebiz was accounted for under the cost method, and since been written down to $0.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, which consists principally of interest expense, interest income and other income, was $(0.3) million for the first quarter of 2002 and $1.0 million for the first quarter of 2001. Net other expense for the first quarter of 2002 was primarily attributed to losses on the disposal of property and equipment.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $162,000 for the first quarter of 2002 and $27,000 for the first quarter of 2001. The provision for income taxes was primarily related to earnings generated from foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

     As of January 31, 2002, we had cash and cash equivalents of $26.1 million and working capital of $7.8 million. Our total cash and equivalents increased by $3.7 million from October 31, 2001. This increase resulted from the sale of available-for-sale securities of $5.9 million offset primarily by cash used in operations.

     Our net cash used in operations during the three months ended January 31, 2002 was $2.4 million. Cash used in operations was primarily attributable to the net loss of $11.0 million, of which $5.3 million related to restructuring activities. Approximately $3.7 of the restructuring total represents cash payments to be made in future periods. The net loss was partially offset by non-cash expenses of $3.5 million and cash provided by changes in operating assets and liabilities of $5.1 million. Cash used in operations has declined due to our recent cost-cutting actions.

     Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During the three months ended January 31, 2002, cash provided by investing activities was $5.9 million, which was generated from the sale of available-for-sale securities.

     Our financing activities provided $0.3 million during the first quarter of 2002 as a result of the exercise of vested stock options and the purchase of shares of common stock by our employees through the employee stock purchase program.

     We do not engage in any off balance sheet financing arrangements.

     Our accounts receivable balance decreased from $16.7 million as of October 31, 2001 to $13.1 million as of January 31, 2002, primarily related to strong collection efforts. The allowance for doubtful accounts was $0.5 million as of January 31, 2002, which represented approximately four percent of the total accounts receivable balance. Our write-offs of uncollectable accounts have not been material. For the first quarter of 2002, days sales outstanding was 66 days, a decrease from 80 days for the fourth quarter of 2001.

     We generate revenue in Central and South America. Historically, revenue and expenses in this region have not been significant. In recent months, the economies of the countries of this region, Argentina in particular, have experienced significant volatility. We have reviewed our sales to customers and our accounts receivable from customers in this region and have established reserves for potential bad debts as we believe appropriate. We believe our overall exposure related to transactions in this region is not material.

     As of January 31, 2002, we had one outstanding debt obligation in the amount of $8.0 million to Tarantella. This note is payable in four quarterly installments starting in May 2002.

     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through fiscal 2008. In recent corporate restructuring activities, we have partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments that will use available cash. We have pursued and will pursue sublease opportunities, as available, to minimize this use of cash; however, there can be no assurance that we will be successful in eliminating or reducing cash expenditures for these leases.

     The following table summarizes our contractual obligations as of January 31, 2002 (in thousands):

                          NOTE       OPERATING
                         PAYABLE       LEASES       TOTAL
                         -------     ---------     -------
Less than one year       $ 6,000      $ 4,803      $10,803
One to three years         2,000       11,487       13,487
Three or more years           --        4,096        4,096
                         -------      -------      -------
   Total payments        $ 8,000      $20,386      $28,386
                         =======      =======      =======

     In connection with the acquisition from Tarantella, Tarantella agreed to continue as the lessee for certain facilities in the UK. We are working with Tarantella to complete the necessary assignment agreements so that Tarantella will be the tenant and bear full financial responsibility for these leases. When these assignments are complete, we believe that our UK subsidiary may be named as a second guarantor, and may be liable under these lease obligations in the event that Tarantella defaults. Future operating lease payments under these leases extend through 2020 and total $11.2 million.

     We believe that our current liquidity position, including approximately $26.1 million of cash and cash equivalents, will be sufficient to meet our operating requirements for at least the next twelve months. We are continuing to implement cost cutting measures in our efforts to achieve profitability. However, there can be no assurance that we will be successful in achieving our revenue and operating expense projections. Accordingly, we may be required to obtain additional equity or debt funding to finance our operations. We cannot provide any assurance that additional funding will be available in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our operations could be adversely impacted and our ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our products and services, or otherwise respond to competitive or operational pressures could be significantly limited.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies include the following:

          o    Revenue recognition;

          o    Impairment of long-lived assets; and

          o    Allowances for doubtful accounts and product returns.

     We recognize revenue in accordance with Statement of Accounting Position ("SOP") 97-2, as amended, and Staff Accounting Bulletin ("SAB") 101. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users. For contracts involving multiple elements (i.e. delivered and undelivered products, maintenance and other services), we allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above have been met.

     We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services or derived from the separate sale of such services, we recognize revenue as the related services are performed. We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales.

     Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenue and results of operations.

     We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

     Subsequent to the acquisition of certain assets and operations from Tarantella, we experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives and other factors which indicated the recorded values of the long-lived assets were impaired. As a result, we performed a valuation of our long-lived assets as of October 31, 2001 and concluded that a $73.7 million write-down of goodwill and intangible assets was necessary. As a result of this write-down, at January 31, 2002, we have a net remaining balance for intangible assets of $14.6 million and a net remaining balance for goodwill of $2.3 million.

     Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $73.7 million recorded. Further write downs of goodwill and intangibles may be necessary if the future undiscounted cash flows of these assets are less than the carrying value.

     We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. Our actual bad debts and returns may differ from our estimates and the differences may be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     We have many foreign offices and operations primarily in Europe and Asia. As a result, a substantial portion of our revenue is derived from sales to customers outside the United States. Most of this international revenue is denominated in U.S. dollars. However, a substantial portion of the operating expenses related to the foreign-based sales are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the Euro, among others. If the U.S. dollar weakens compared to the U.K. pound sterling and the Euro, our operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations. Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates or general economic conditions. Historically, these amounts have not been significant.

INTEREST RATE RISK

     The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. We do not borrow money for short-term investment purposes.

INVESTMENT RISK

     We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments in privately held companies are included under the caption `other assets' in the consolidated balance sheet and are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our only investment to date in a public company is in Ebiz Enterprises, Inc. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.

     The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. In addition, factors such as new product introductions by our competitors and us may have a significant impact on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations caused by changes in customer demand may have a significant impact on the market price of our stock. These conditions could cause the price of our stock to fluctuate substantially over short periods of time.

RISK FACTORS

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO ASSESS THE RISKS RELATED TO OUR BUSINESS.

     Although we began operations in 1994, during the past 24 months we have substantially revised our business plan, made additions to our product lines, hired a significant number of new employees, including key members of our management team, and completed two acquisitions. As a company in a new and rapidly evolving industry, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that a company like ours, operating with an unproven business model, faces in a new and rapidly evolving market such as the market for Linux and UNIX software. These risks also include our ability to:

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

WE HAVE NOT BEEN PROFITABLE AND WE EXPECT OUR LOSSES TO CONTINUE.

     We have not been profitable. The operations recently acquired from Tarantella have not recently been profitable and their revenue has been declining. If our revenue declines or grows at a slower rate than anticipated or we are unable to efficiently reduce operating expenses, we may not achieve or sustain profitability or generate positive cash flow. For the three months ended January 31, 2002, we incurred a net loss of $11.0 million. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan without additional funding, which may not be available to us.

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

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS. FLUCTUATIONS IN OUR OPERATING RESULTS OR THE FAILURE OF OUR OPERATING RESULTS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

     Fluctuations in our quarterly operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

     o the interest level of resellers in recommending our Linux and UNIX business solutions to end users;

     o the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

     o changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux environment in particular; and

     o changing business attitudes toward Linux and UNIX as viable operating systems compared to other competing systems.

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

IF THE MARKET FOR LINUX BUSINESS SOLUTIONS DOES NOT GROW AS WE ANTICIPATE, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

     Our strategy for marketing Linux solutions to businesses depends in part upon our belief that many businesses will follow a trend away from the use of networked computers linked by centralized servers and move toward the use of distributed applications through the internet. We also are relying on electronic solution providers making these technologies available on Linux and Linux then becoming a desirable operating system under these circumstances. However, if businesses, which at present favor Microsoft and other non-Linux operating systems, do not adopt these trends in the near future, or if Linux is not viewed as a desirable operating system in connection with these trends, a significant market for our products may not develop. Factors that may keep businesses from adopting these trends include:

     o    costs of installing and implementing new hardware devices;

     o    costs of porting legacy systems into new platforms;

     o security concerns regarding manipulation of data through application service providers;

     o    limited adoption of Linux among businesses generally;

     o    lack of adequate Linux-trained professionals and support services; and

     o    lack of standards among Linux products and applications.

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

     Our principal competitors in the Linux market include Red Hat, Sun and SuSe. In addition, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could easily produce competing versions of Linux software.

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

     We have foreign operations, including development facilities, sales personnel and customer support operations in Europe, Latin America and Southeast Asia. These foreign operations are subject to certain inherent risks, including:

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

     In Latin America and Southeast Asia in particular, several countries have suffered and may be especially susceptible to recessions and economic instability which may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States resulting in lower revenue.

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

THE APPROVAL BY OUR STOCKHOLDERS OF A FOUR-FOR-ONE REVERSE STOCK SPLIT MAY ADVERSELY EFFECT OUR STOCK PRICE AND RESULT IN INCREASED VOLATILITY OF OUR STOCK PRICE.

     On March 4, 2001, our stockholders approved a four-for-one reverse stock split of our common stock. Theoretically, the overall value of the Company will not change as a result of the reverse stock split so that reducing the number of shares outstanding by a factor of four would increase the per share price by a value of four. However, a reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the overall market capitalization of the Company. As a result, there is no mathematical certainty as to the increase in the price per share that might be expected as a result of the reverse stock split, and there can be no assurance that the per share price will increase proportionately to the reverse stock split. If the per share price increases by a factor less than the four-for-one reverse stock split, then our overall market capitalization will be reduced.

     The reverse stock split will reduce our outstanding common stock to approximately 14.4 million shares. Of this amount, approximately 10.5 million shares are held by officers, directors, and stockholders owning in excess of 10 percent of the outstanding common stock. This results in approximately 3.9 million shares held in the public float. This reduced number of shares could result in decreased liquidity in the trading market and potential mismatches between supply and demand in the market for the common stock at any given time, which could result in changes in the trading price unrelated to our activities or prospects.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In September and October 2001, Caldera was named as a defendant in three different actions filed by former employees in the Superior Court of California, County of Santa Clara, claiming breach of contract regarding the payment of bonuses and severance payments. During the first quarter of 2001, the Company believes that two of those matters have settled, but final settlement documents have not yet been completed. The remaining matter remains in discovery stage, and the parties are discussing settlement options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None

ITEM 7. SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2002                    CALDERA SYSTEMS, INC.

                                        By: /s/ Robert K. Bench
                                            ----------------------
                                            Robert K. Bench
                                            Chief Financial Officer
                                            (Principal Financial Officer)