Form 10-Q
period 2002-04-30
CALDERA INTERNATIONAL INC/UT
filed 2002-06-19
CIK 1102542

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-29911

CALDERA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0662823 (I.R.S. Employer Identification Number)

355 South 520 West
Suite 100
Lindon, Utah 84042
(Address of principal executive office and zip code)

(801) 765-4999
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 18, 2002, there were 13,929,343 shares of the Registrant's common stock outstanding.

Caldera International, Inc.

Table of Contents

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2002	October 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,826	$22,435
Available-for-sale securities	—	5,943
Accounts receivable, net of allowance for doubtful accounts of $488 and $362, respectively	6,185	16,742
Other current assets	3,586	3,438
Receivable from Tarantella, Inc.	107	—

Total current assets	31,704	48,558

PROPERTY AND EQUIPMENT:
Computer and office equipment	4,730	5,708
Leasehold improvements	890	2,075
Furniture and fixtures	263	1,316

	5,883	9,099
Less accumulated depreciation and amortization	(2,554)	(2,983)

Net property and equipment	3,329	6,116

OTHER ASSETS:
Goodwill, net	—	2,278
Intangibles, net	12,726	15,408
Other assets, net	947	2,499

Total other assets	13,673	20,185

Total assets	$48,706	$74,859

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,416	$2,881
Accrued payroll and benefits	4,843	7,013
Other accrued liabilities	8,139	7,221
Deferred revenue	7,714	8,241
Royalties payable	2,525	3,066
Current portion of note payable to Tarantella, Inc.	—	3,845
Taxes payable	1,075	1,353
Payable to Tarantella, Inc.	—	537

Total current liabilities	26,712	34,157

LONG-TERM LIABILITIES:
Note payable to Tarantella, Inc., net of current portion	—	3,724
Other long-term liabilities	4,514	2,201

Total long-term liabilities	4,514	5,925

COMMITMENTS AND CONTINGENCIES (Note 4)
MINORITY INTEREST	150	173

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 13,929 and 14,266 shares outstanding, respectively	14	14
Additional paid-in capital	217,749	217,209
Treasury stock, 500 and 0 shares, respectively, at cost	(555)	—
Deferred compensation	(859)	(1,290)
Accumulated other comprehensive income	34	87
Accumulated deficit	(199,053)	(181,416)

Total stockholders' equity	17,330	34,604

Total liabilities and stockholders' equity	$48,706	$74,859

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUE:
Products	$12,606	$1,397	$27,340	$1,849
Services	2,870	201	6,049	803

Total revenue	15,476	1,598	33,389	2,652

COST OF REVENUE:
Products	2,199	1,440	4,609	1,666
Services	3,173	367	6,359	1,318

Total cost of revenue	5,372	1,807	10,968	2,984

GROSS MARGIN (DEFICIT)	10,104	(209)	22,421	(332)

OPERATING EXPENSES:
Sales and marketing (exclusive of non-cash compensation of $56, $27, $113 and $167, respectively)	7,665	4,859	16,036	10,379
Research and development (exclusive of non-cash compensation of $67, $107, $134 and $240, respectively)	4,159	2,226	9,526	4,095
General and administrative (exclusive of non-cash compensation of $116, $123, $257 and $184, respectively)	2,523	1,333	5,247	3,081
Write-down of investments	1,180	4,310	1,180	4,310
Amortization of intangibles	779	—	1,619	—
Restructuring charge	—	—	5,261	—
Cost-sharing arrangement with Tarantella, Inc.	—	—	—	602
Non-cash compensation	239	257	504	591

Total operating expenses	16,545	12,985	39,373	23,058

LOSS FROM OPERATIONS	(6,441)	(13,194)	(16,952)	(23,390)

EQUITY IN LOSS OF AFFILIATE	—	—	—	(648)

OTHER INCOME (EXPENSE):
Interest income	103	1,600	253	2,608
Interest expense	(82)	—	(208)	—
Other income (expense), net	(156)	(39)	(513)	(19)

Total other income (expense), net	(135)	1,561	(468)	2,589

LOSS BEFORE INCOME TAXES	(6,576)	(11,633)	(17,420)	(21,449)
PROVISION FOR INCOME TAXES	(55)	(22)	(217)	(49)

NET LOSS	$(6,631)	$(11,655)	$(17,637)	$(21,498)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:	$(0.47)	$(1.17)	$(1.23)	$(2.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,235	9,923	14,286	9,910

OTHER COMPREHENSIVE LOSS:
Net loss	$(6,631)	$(11,655)	$(17,637)	$(21,498)
Unrealized gain (loss) on available-for-sale securities	—	2	—	(153)
Foreign currency translation adjustment	131	11	(53)	(2)

COMPREHENSIVE LOSS:	$(6,500)	$(11,642)	$(17,690)	$(21,653)

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended April 30,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,637)	$(21,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	1,619	—
Depreciation and amortization	1,528	427
Loss on disposal of assets	1,309	41
Write-down of investments	1,180	4,310
Non-cash compensation	504	591
Issuance of common stock to certain members of the board of directors for services	126	—
Amortization of debt discount	207	—
Equity in loss of affiliate	—	648
Changes in operating assets and liabilities:
Accounts receivable, net	10,557	(446)
Other current assets	(148)	918
Other assets	400	(81)
Accounts payable	(465)	684
Payable to Tarantella, Inc.	(107)	(898)
Accrued payroll and benefits	(2,170)	—
Other accrued liabilities	918	375
Deferred revenue	(527)	228
Royalties payable	(541)	—
Taxes payable	(278)	—
Other long-term liabilities	2,313	—

Net cash used in operating activities	(1,212)	(14,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59)	(232)
Advance to Tarantella, Inc.	—	(7,000)
Deferred acquisition costs	—	(2,179)
Proceeds from available-for-sale securities	5,943	7,225

Net cash provided by (used in) investing activities	5,884	(2,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable to Tarantella, Inc.	(5,000)	—
Purchase of treasury shares	(555)	—
Proceeds from sale of common stock through ESP program	229	91
Minority interest in subsidiary	—	173
Proceeds from exercise of common stock options	112	261

Net cash (used in) provided by financing activities	(5,214)	525

NET DECREASE IN CASH AND CASH EQUIVALENTS	(542)	(16,362)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(67)	47
CASH AND CASH EQUIVALENTS, beginning of period	22,435	36,560

CASH AND CASH EQUIVALENTS, end of period	$21,826	$20,245

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended April 30,
	2002	2001
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$385	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification and write-down of equity method investment in marketable security	$—	$2,310

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

        On May 7, 2001, a new holding company, Caldera International, Inc., was formed to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. ("Tarantella"), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the "Agreement"), dated as of August 1, 2000 as amended. Under the Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries. In connection with this acquisition, Caldera Systems was acquired by the newly formed holding company. Each share of existing Caldera Systems common stock, as well as options to purchase shares of Caldera Systems common stock, were converted into an equal number of shares of Caldera common stock and options to purchase shares of Caldera common stock.

        The acquired operations provide server software for networked business computing and is a leading producer of UNIX server operating systems. In addition, these operations provide professional services to implement and maintain UNIX system software products. The acquisition provided Caldera with international offices and a Linux/UNIX distribution channel with thousands of resellers worldwide.

        Caldera's business is focused on serving the small business market's need to have reliable, cost effective Linux and UNIX operating systems and products. Caldera's Volution products provide remote management applications to facilitate connections to the internet. This functionality will be increasingly important for small businesses or replicated site customers since Volution provides software and application updates through the internet without the need for IT technicians to apply these updates to individual machines or servers. Volution also allows for the remote management of software applications. Caldera continues to sell products and services to customers through an indirect, leveraged worldwide channel of partners, which includes distributors and solution providers (collectively, "resellers"). The worldwide distribution channel is supported by Caldera offices worldwide, locally providing customers and resellers with minor modifications to fit the particular country's unique needs.

        Caldera is continuing to meet customers demands by providing solutions to transition customers' from legacy UNIX operating systems to the Linux environment by supplying deployment and management solutions for both traditional and web delivered services. Caldera is also extending its product and program focus to a broader range of resellers through an extended services program.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Caldera and subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as the Company's audited annual financial statements, and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K, are adequate to make the information presented not misleading.

        The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three and six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. In addition, historical operating results for the three and six months ended April 30, 2002 are not directly comparable to the corresponding prior year period due to the Tarantella acquisition that occurred May 7, 2001.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's critical accounting policies and estimates include, among others, revenue recognition, impairment of long-lived assets and allowances for doubtful accounts and product returns.

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

        Prior to the acquisition of the OpenServer and UNIXWare product lines from Tarantella, substantially all of the Company's revenue was derived from sales of Linux products and related services. Currently, over 90 percent of the Company's total revenue is derived from UNIX related products and services. Revenue from UNIX related products and services have decreased since the acquisition of Tarantella and are expected to continue to decline in future periods.

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

Other Assets

        During the three months ended April 30, 2002, the Company determined that the current carrying value of its investment in Lineo, Inc., an affiliated entity, would not be realized and a write-down was necessary. The Company recorded a write-down of approximately $1.2 million related to this investment. As of April 30, 2002, all of the Company's investments in other entities had been written down to $0.

Goodwill and Intangible Assets

        Goodwill and intangible assets are the result of the acquisition of certain assets and operations from Tarantella and the acquisition of the WhatIfLinux technology from Acrylis, Inc. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company reassessed the useful lives of its intangible assets. As discussed in Note 3, all goodwill has been eliminated as of April 30, 2002. The following table summarizes the components of amortized intangible assets and their useful lives:

		As of April 30, 2002,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Distribution/reseller channel	5 years	$11,540	$1,195
Existing technology—Tarantella	5 years	1,675	173
Existing technology—Acrylis	2 years	871	224
Trade name and trademarks	5 years	259	27

Total intangible assets		$14,345	$1,619

        Pursuant to SFAS No. 142, the Company must test its intangible assets for impairment at least annually. The Company has performed the impairment test as of November 1, 2001, the date SFAS

No. 142 was adopted, and concluded that no impairment needed to be recognized. Previously, during the fourth quarter of fiscal 2001, the Company had recorded a $73.7 million impairment loss.

        The following table sets forth reported net loss and net loss per share, as adjusted, to exclude amortization of goodwill which would not have been recorded under SFAS No. 142:

	Six Months Ended April 30, 2002		Six Months Ended April 30, 2001
		(per share)		(per share)
Net loss as reported	$(17,637)	$(1.23)	$(21,498)	$(2.17)
Amortization of equity method goodwill	—	—	217	(0.02)

Adjusted net loss	$(17,637)	$(1.23)	$(21,281)	$(2.15)

Restructuring Plans

        The Company has recorded restructuring accruals for the abandonment of facilities and for severance costs of effected employees. As of October 31, 2001, the Company had recorded $2.5 million related to restructurings. These amounts are either recorded in accrued liabilities or as other long-term liabilities depending on when payment is due. During the six months ended April 30, 2002, the Company recorded additional restructuring accruals of approximately $5.3 million, and paid $3.2 million of restructuring expenses previously accrued. As of April 30, 2002, the Company had restructuring accruals of $4.6 million.

Pro Forma Financial Information

        The following table sets forth certain pro forma financial information for the three and six months ended April 30, 2001 had the Tarantella acquisition and the WhatIfLinux technology acquisition been completed as of November 1, 2000 (in thousands):

	Three Months Ended April 30, 2001	Six Months Ended April 30, 2001
Revenue	$25,595	$51,139
Net loss from operations	(20,702)	(38,279)
Net loss	(19,286)	(36,633)
Basic and diluted net loss per common share	$(1.72)	$(2.92)

Net Loss per Common Share

        Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of outstanding stock options. There were 4.0 million and 1.4 million outstanding options to purchase common shares during the three months ended April 30, 2002 and 2001, respectively, and 3.8 million and 1.5 million outstanding options to purchase common shares during the six months ended April 30, 2002 and 2001, respectively, which were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, decreasing the net loss per common share.

(3) EARLY REDEMPTION OF NOTE PAYABLE TO TARANTELLA

        On March 28, 2002, Caldera completed an agreement with Tarantella for the early redemption of an $8.0 million face value note payable to Tarantella, which originated as part of the acquisition of Tarantella's server and professional services divisions described in Note 1. This note payable was to be paid in four quarterly installments of $2.0 million beginning in Caldera's 3rd quarter of 2002. Caldera agreed to pay $5.0 million as total settlement of the note. The difference between the carrying value of the note payable of $7.8 million and the $5.0 million payment has been recorded as an adjustment to the purchase price paid by Caldera to Tarantella. As a result, goodwill was reduced from $2.2 million to $0 and intangible assets were reduced by $0.6 million. Additionally, Tarantella paid Caldera $0.5 million for operating costs related to Tarantella's operations. Prior to the settlement of the note payable, the collectibility of these items from Tarantella was uncertain and therefore the amounts paid had been expensed as incurred. Because the payment of these costs by Tarantella occurred in connection with the note settlement, Caldera has also accounted for the $0.5 million as an adjustment to the initial purchase price and reduced intangible assets.

(4) COMMITMENTS AND CONTINGENCIES

Litigation

        Four class action lawsuits were filed against the Company, certain of its officers and directors, and the underwriters of the Company's Initial Public Offering in the Unites States District Court for the Southern District of New York by parties alleging violations of the securities laws. The complaints allege certain improprieties regarding the circumstances surrounding the underwriters' conduct during the IPO and the failure to disclose such conduct in the registration statement. The complaints have recently been amended and consolidated into a single complaint. Over 340 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court.

        The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. The Company has notified its underwriters and insurance carriers of the existence of the claims and plans to vigorously defend the action.

Operating Lease Guarantee

        In connection with the acquisition of the server and professional services groups from Tarantella, the Company acquired Tarantella's subsidiary in the UK. The UK subsidiary continued as the lessee on certain operating leases for facilities retained and used by Tarantella. As of April 30, 2002, the Company and Tarantella have either completed assignment agreements or have reached an oral agreement with the respective lessors to assign the leases to Tarantella. Upon completion of these assignments, Tarantella will be the lease tenant. Upon completion of the assignment, the Company's UK subsidiary will continue as a guarantor and may be liable under these obligations in the event that Tarantella defaults. Future minimum operating lease payments under these leases extend through 2020 and total $10.9 million. As of April 30, 2002, the Company does not believe that it will be required to make any payments under this guarantee, and therefore no liability has been recorded.

(5) STOCKHOLDERS' EQUITY

Reverse Stock Split

        On December 17, 2001, Caldera's board of directors approved a one-for-four reverse stock split for holders of common stock. On March 4, 2002, the stockholders approved this reverse stock split. As of March 14, 2002, the Company's outstanding common shares were reduced from 57.6 million shares to approximately 14.4 million shares. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes thereto for all periods presented.

Stock-Based Compensation

        During the three months ended April 30, 2002, the Company granted 30,000 stock options with an average exercise price of $2.68 per share. None of these stock options were granted at prices that were below the quoted market price on the date of grant. During the six months ended April 30, 2002, options to purchase 46,000 shares of common stock were exercised at an average exercise price of $2.45 per share. As of April 30, 2002, there were approximately 3.9 million stock options outstanding with a weighted average exercise price of $7.40 per share.

        Amortization of deferred compensation was $0.2 million during the quarter ended April 30, 2002 and $0.3 million during the quarter ended April 30, 2001. Amortization of deferred compensation was $0.4 million during the six-month period ended April 30, 2002 and $0.6 million during the six-month period ended April 30, 2001. Additionally, during the six months ended April 30, 2002 the Company recorded $0.1 million of compensation related to modifications to certain options.

        For fiscal 2002, certain members of Caldera's board of directors elected to receive shares of Caldera stock in lieu of cash compensation for their services. The value of the shares received by these board members was determined using the closing price of Caldera' stock on the date the shares were issued. Through the first two quarters of 2002, Caldera recorded $126,000 in non-cash compensation for these services.

Employee Stock Purchase Plan

        On November 30, 2001, employees participating in the Company's employee stock purchase plan acquired 87,500 shares of common stock at a price of $2.62 per share.

Stock Buyback From Tarantella

        In connection with the early redemption of the note payable discussed above in Note 3, Caldera agreed to acquire 500,000 shares of Caldera common stock that were held by Tarantella. Caldera paid $555,100 for these shares.

(6) SEGMENT INFORMATION

        The Company's resources are allocated and reviewed to the operating income (loss) level for each of the Company's three geographic units. The geographic units consist of the Americas, EMEA (Europe, Middle East and Africa) and Asia. The Company made the decision to review and allocate resources by geography during a corporate restructuring announced subsequent to April 30, 2002.

        It is impractical to provide historical information for these three divisions for periods prior to fiscal 2002 as internal information was not tracked and recorded in this format. Segment disclosures for the Company's operating divisions are as follows for the three months ended April 30, 2002 (in thousands):

	Americas	EMEA	Asia	Corporate	Total
Revenue	$7,769	$6,025	$1,682	$—	$15,476
Cost of goods sold	3,358	1,466	548	—	5,372

Gross margin	4,411	4,559	1,134	—	10,104

Sales and marketing	2,998	3,400	1,267	—	7,665
Research and development	2,088	1,619	452	—	4,159
General and administrative	1,267	982	274	—	2,523
Other	—	—	—	2,198	2,198

Total operating expenses	6,353	6,001	1,993	2,198	16,545

Loss from operations	$(1,942)	$(1,442)	$(859)	$(2,198)	$(6,441)

        Segment disclosures for the Company's operating divisions are as follows for the six months ended April 30, 2002 (in thousands):

	Americas	EMEA	Asia	Corporate	Total
Revenue	$16,827	$13,030	$3,532	$—	$33,389
Cost of goods sold	7,244	2,907	817	—	10,968

Gross margin	9,583	10,123	2,715	—	22,421

Sales and marketing	6,984	6,567	2,485	—	16,036
Research and development	4,802	3,718	1,006	—	9,526
General and administrative	2,644	2,047	556	—	5,247
Other	—	—	—	8,564	8,564

Total operating expenses	14,430	12,332	4,047	8,564	39,373

Loss from operations	$(4,847)	$(2,209)	$(1,332)	$(8,564)	$(16,952)

        The Company generates products and services revenue in geographic locations outside of the United States. Revenue attributed to individual countries or regions based on the location of sales to unaffiliated customers for the three and six months ended April 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Revenue:
United States	$7,195	$1,425	$15,346	$2,137
Europe, Middle East and Africa	6,025	44	13,030	84
Asia	1,682	126	3,532	410
Canada and Latin America	574	3	1,481	21

Total revenue	$15,476	$1,598	$33,389	$2,652

        Long-lived assets, which include property and equipment as well as goodwill and intangible assets, by location consists of the following as of April 30, 2002 and October 31, 2001 (in thousands):

	April 30, 2002	October 31, 2001
Long-lived assets:
United States	$15,203	$22,491
International	852	1,311

Total long-lived assets	$16,055	$23,802

(7) RESTRUCTURING PLAN

        On May 8, 2002, Caldera announced a corporate restructuring that included the termination of approximately 15 percent of the Company's workforce and the closing of two facilities. These costs will be recorded as a restructuring charge in Caldera's 3rd quarter consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing and our financial statements and management's discussion included in our annual report on Form 10-K for the year ended October 31, 2001 filed with the Securities and Exchange Commission, including the audited financial statements contained therein. This discussion contains forward-looking statements that involve risks and uncertainties often indicated by such words as "estimates", "anticipates", "continue", "expects", "intends", "believes" and similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under "Risk Factors" and elsewhere in this quarterly filing.

Recent Developments

        On May 30, 2002, Caldera and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative that will streamline Linux development and certification around a global, uniform distribution of Linux for business. UnitedLinux addresses enterprise customers' need for a standard business-focused Linux product that is certified to work across hardware and software platforms and will accelerate the adoption of Linux and increase the number of business applications. Each of the four Linux companies involved in the initiative will collaborate on the development of one common core Linux environment. Caldera will bundle current product offerings and services with the UnitedLinux operating system and will sell these products under the Caldera brand.

        A significant number of vendors supplying technology infrastructure used by businesses have supported the UnitedLinux initiative. Some of these vendors include AMD, Borland Software, Computer Associates, Fujitsu Siemens, Hewlett-Packard, IBM, Intel, NEC, Progress Software and SAP. UnitedLinux will significantly diminish the number of Linux distributions these partners will be required to certify on and will provide a true standards-based Linux operating environment.

        Under the initiative, Caldera will contribute and fund a portion of the total engineering efforts for the development of UnitedLinux. Additionally, for products that incorporate UnitedLinux that Caldera sells under its own brand, a per unit royalty will be paid. The amounts Caldera expects to pay under the UnitedLinux initiative will be considerably less than the costs being incurred by Caldera to fund its own Linux development.

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

        Prior to the acquisition of the OpenServer and UNIXWare product lines from Tarantella, substantially all of our revenue was derived from sales of Linux products and related services. Currently, over 90 percent of our total revenue is derived from UNIX related products and services.

RESULTS OF OPERATIONS

        The Tarantella Acquisition significantly increased our net revenue and operating expenses. Operating results for the first six months of fiscal 2002 are not directly comparable to the same period in fiscal 2001 because of the acquired operations. Accordingly, a pro forma analysis has been included below.

        We have reduced our headcount from 664 at the time of the Tarantella Acquisition to 489 as of April 30, 2002, and subsequent to April 30, 2002, announced plans to reduce our headcount by an additional 15 percent. During the third and fourth quarters of fiscal 2001 and the first and second quarters of fiscal 2002, we implemented cost cutting measures related to personnel and excess facilities and have reduced overall operating expenses, and anticipate we will continue to make cost-cutting decisions in our efforts to attain profitability. The following table shows our improvement in ongoing operating expenses over the past four quarters.

	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001
Sales and marketing	$7,665	$8,371	$10,450	$13,029
Research and development	4,159	5,367	6,004	6,662
General and administrative	2,523	2,724	3,485	2,691

Total	$14,347	$16,462	$19,939	$22,382

PRO FORMA THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001

        The following table shows our pro forma results of operations for the second quarter of 2001 and the first two quarters of 2001 assuming the Tarantella Acquisition had been completed at the beginning of the first quarter of 2001 (in thousands):

	3 Months Ended April 30, 2001
	Caldera Systems	Tarantella Acquisition	Pro Forma Adjustments	Pro Forma Total
Revenue	$1,598	$23,997	$—	$25,595
Cost of revenue	1,807	6,887	—	8,694

Gross margin (deficit)	(209)	17,110	—	16,901

Sales and marketing	4,859	11,185	—	16,044
Research and development	2,226	4,937	—	7,163
General and administrative	1,333	3,097	—	4,430
Other	4,567	—	5,399	9,966

Total operating expenses	12,985	19,219	5,399	37,603

Loss from operations	$(13,194)	$(2,109)	$(5,399)	$(20,702)

	6 Months Ended April 30, 2001
	Caldera Systems	Tarantella Acquisition	Pro Forma Adjustments	Pro Forma Total
Revenue	$2,652	$48,487	$—	$51,139
Cost of revenue	2,984	13,685	—	16,669

Gross margin (deficit)	(332)	34,802	—	34,470

Sales and marketing	10,379	21,942	—	32,321
Research and development	4,095	10,092	—	14,187
General and administrative	3,081	6,053	—	9,134
Other	5,503	205	11,399	17,107

Total operating expenses	23,058	38,292	11,399	72,749

Loss from operations	$(23,390)	$(3,490)	$(11,399)	$(38,279)

        The pro forma adjustments above consist primarily of the amortization of goodwill and intangible assets as a result of the Tarantella Acquisition. The following discussion assumes the Tarantella Acquisition had been in effect for the three and six months ended April 30, 2001.

Revenue

        Revenue was $15.5 million for the second quarter of 2002 and $25.6 million (pro forma) for the second quarter of 2001, a decrease of $10.1 million, or 40 percent. Revenue was $33.4 million for the first two quarters of 2002 and $51.1 million (pro forma) for the first two quarters of 2001, a decrease of $17.7 million, or 35 percent. During the second quarter of 2002, 81 percent of our revenue was generated from the sale of products. During the second quarter of 2001, 88 percent of pro forma revenue was generated from the sale of products. During the first two quarters of 2002, 82 percent of our revenue was generated from the sale of products. During the first two quarters of 2001, 86 percent of pro forma revenue was generated from the sale of products. The slight decrease in product revenue as a percentage of total revenue is attributed to decreasing product revenue while services revenue has remained relatively flat over the same period.

        The decrease in total revenue during the second quarter as well as the first two quarters of 2002 compared to the comparable 2001 periods is attributable to decreased sales of UNIX related products. These product lines are mature and we anticipate that sales of these products will continue to decline for the upcoming quarters. However, we are seeking to offset this anticipated revenue decline with revenue derived from existing and future management product offerings.

Cost of Revenue and Gross Margin

        Cost of revenue was $5.4 million for the second quarter of 2002 and $8.7 million (pro forma) for the second quarter of 2001, a decrease of $3.3 million or 38 percent. Cost of revenue was $11.0 million for the first two quarters of 2002 and $16.7 million (pro forma) for the first two quarters of 2001, a decrease of $5.8 million or 34 percent. The decrease in cost of revenue during the 2002 periods was attributable to decreased revenue. Gross margin for the second quarter of 2002 was 65 percent and the gross margin for the second quarter of 2001 was 66 percent. Gross margin for the first two quarters of 2002 and the first two quarters of 2001 were consistent at 67 percent.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $7.7 million for the second quarter of 2002 and $16.0 million (pro forma) for the second quarter of 2001, a decrease of $8.3 million or 52 percent. Sales and marketing expenses were $16.0 million for the first two quarters of 2002 and

$32.3 million (pro forma) for the first two quarters of 2001, a decrease of $16.3 million or 50 percent. Sales and marketing expenses represented 50 percent of total revenue for the second quarter of 2002, a decline from 63 percent of total revenue for the second quarter of 2001. Sales and marketing expenses represented 48 percent of total revenue for the first two quarters of 2002, a decline from 63 percent of total revenue for the first two quarters of 2001. The significant decrease in sales and marketing expenses is attributable to our recent restructuring activities that have resulted in reduced employees and related costs. Other decreases in sales and marketing expenses have resulted from decreased travel, lower commissions and less co-operative advertising as a result of lower revenue.

        Research and Development.    Research and development expenses were $4.2 million for the second quarter of 2002 and $7.2 million (pro forma) for the second quarter of 2001, a decrease of $3.0 million, or 42 percent. Research and development expenses were $9.5 million for the first two quarters of 2002 and $14.2 million (pro forma) for the first two quarters of 2001, a decrease of $4.7 million, or 33 percent. Research and development expenses represented 27 percent of total revenue for the second quarter of 2002, a slight decrease from 28 percent of total revenue for the second quarter of 2001. Research and development expenses represented 29 percent of total revenue for the first two quarters of 2002, a slight increase from 28 percent of total revenue for the first two quarters of 2001. The decrease in the dollar amount of research and development costs in the 2002 quarters compared to the 2001 quarters is primarily attributable to fewer employees and our efforts to consolidate development work on our Linux and UNIX operating systems.

        General and Administrative.    General and administrative expenses were $2.5 million for the second quarter of 2002 and $4.4 million (pro forma) for the second quarter of 2001, a decrease of $1.9 million, or 43 percent. General and administrative expenses were $5.2 million for the first two quarters of 2002 and $9.1 million (pro forma) for the first two quarters of 2001, a decrease of $3.9 million, or 43 percent. General and administrative expenses represented 16 percent of total revenue for the second quarter of 2002, a decrease from 17 percent of total revenue for the second quarter of 2001. General and administrative expenses represented 16 percent of total revenue for the first two quarters of 2002, a decrease from 18 percent of total revenue for the first two quarters of 2001. The decrease in general and administrative expenses is primarily attributable to our recent restructuring activities that has resulted in reduced employees and related costs.

        Other.    Other expenses consist primarily of amortization of intangible assets, non-cash compensation, restructuring charges and the write-down of investments. Other expenses were $2.2 million for the second quarter of 2002 and $10.0 million (pro forma) for the second quarter of 2001. Other expenses were $8.6 million for the first two quarters of 2002 and $17.1 million (pro forma) for the first two quarters of 2001. Other expense for the first two quarters of 2002 consisted primarily of restructuring charges of $5.3 million and non-cash amortization of $1.6 million and a write-down of an investment of $1.2 million. Included in other expenses for the first two quarters of 2001 was the write-off of investments for $4.3 million and non-cash amortization of $10.6 million. The significant decrease in non-cash amortization was attributed to a fourth quarter 2001 write-off of $73.7 million for goodwill and intangible assets acquired during fiscal 2001.

HISTORICAL THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001

        During fiscal 2002, we anticipate that as a percentage of total revenue, sales and marketing, research and development and general and administrative expenses will decrease significantly from fiscal 2001 due to cost-cutting measures and reductions in operating expenses. For the second quarter of 2001, and the first two quarters of 2001, the high sales and marketing, product development and general and administrative expense as a percentage of revenue was attributed to lower than anticipated Linux revenue due in part to the economic slowdown and increased spending in anticipation of the completion of the Tarantella Acquisition.

Revenue

        Revenue was $15.5 million for the second quarter of 2002, and $1.6 million for the second quarter of 2001. During the second quarter of 2002, 81 percent of our revenue was generated from the sale of products. During the second quarter of 2001, 87 percent of our revenue was generated from the sale of products. Revenue from international customers accounted for 54 percent of total revenue for the second quarter of 2002 and 11 percent for the second quarter of 2001. The increase in international revenue and product revenue are the result of our worldwide infrastructure that was acquired during our third quarter of fiscal 2001 that provided us with the ability to sell products and services to customers on a global basis.

        Revenue was $33.4 million for the first two quarters of 2002, and $2.7 million for the first two quarters of 2001. During the first two quarters of 2002, 82 percent of our revenue was generated from the sale of products. During the first two quarters of 2001, 70 percent of our revenue was generated from the sale of products. Revenue from international customers accounted for 54 percent of total revenue for the first two quarters of 2002 and 19 percent for the first two quarters of 2001.

        The significant increase in revenue during the first two quarters of 2002 compared to the first two quarters of 2001 was attributable almost solely to the revenue generated from the sale of UNIX-based products and services acquired from Tarantella in May 2001.

        Products.    Product revenue was $12.6 million for the second quarter of 2002 and $1.4 million for the second quarter of 2001. The increase in product revenue during the second quarter of 2002 over the second quarter of 2001 was primarily attributable to sales of OpenServer and UNIXWare products. Product revenue derived from Linux products and integrated Linux and UNIX products was approximately 5 percent of total product revenue during the second quarter of 2002.

        Product revenue was $27.3 million for the first two quarters of 2002 and $1.8 million for the first two quarters of 2001. The increase in product revenue during the first two quarters of 2002 over the first two quarters of 2001 was primarily attributable to sales of UNIX-based products.

        Services.    Service revenue was $2.9 million for the second quarter of 2002 and $0.2 million for the second quarter of 2001. The increase in service revenue during the second quarter of 2002 over the second quarter of 2001 was primarily attributable to support, maintenance and professional services provided to customers with UNIX-based operating systems. The majority of our services revenue continues to be derived from customers with UNIX-based operating systems.

        Service revenue was $6.0 million for the first two quarters of 2002 and $0.8 million for the first two quarters of 2001. We are continuing to enhance our current services offerings in an effort to grow our future services revenue and complement our current products. This will be facilitated with the introduction of management and web-based services offerings including programs, subscription services and professional services.

Cost of Revenue

        Cost of Products Revenue.    Cost of products revenue was $2.2 million for the second quarter of 2002 and $1.4 million for the second quarter of 2001. Cost of products revenue as a percentage of products revenue was 17 percent for the second quarter of 2002 and 103 percent for the second quarter of 2001. The decrease in the cost of products revenue percentage for the second quarter of 2002 compared to the second quarter of 2001 was attributable to a higher proportion of internet and electronic distribution orders associated with sales of UNIX and Linux products as well as from decreased manufacturing and overhead costs.

        Cost of products revenue was $4.6 million for the first two quarters of 2002 and $1.7 million for the first two quarters of 2001. Cost of products revenue as a percentage of products revenue was 17 percent for the first two quarters of 2002 and 90 percent for the first two quarters of 2001.

        For the remainder of fiscal 2002, we expect the cost of products revenue as a percentage of products revenue to remain consistent with the first two quarters of fiscal 2002.

        Cost of Services Revenue.    Cost of services revenue was $3.2 million for the second quarter of 2002 and $0.4 million for the second quarter of 2001. Cost of services revenue as a percentage of services revenue was 111 percent for the second quarter of 2002 and 183 percent for the second quarter of 2001. The higher cost of services revenue as a percentage of services revenue for the second quarter of 2001 compared to the second quarter of 2002 was attributable to our initial costs to establish a support services department that was not yet generating sufficient revenue to cover all related expenses.

        Cost of services revenue was $6.4 million for the first two quarters of 2002 and $1.3 million for the first two quarters of 2001. Cost of services revenue as a percentage of services revenue was 105 percent for the first two quarters of 2002 and 164 percent for the first two quarters of 2001.

        For the remainder of fiscal 2002, we expect cost of services revenue as a percentage of services revenue will decline slightly from the first two quarters of fiscal 2002 and we anticipate that by the end of the our fourth quarter of 2002 our services revenue will be equal to our cost of services revenue.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $7.7 million for the second quarter of 2002 and $4.9 million for the second quarter of 2001. Sales and marketing expenses represented 50 percent of total revenue for the second quarter of 2002 and were 304 percent of total revenue for the second quarter of 2001. Sales and marketing expenses were $16.0 million for the first two quarters of 2002 and $10.4 million for the first two quarters of 2001. Sales and marketing expenses represented 48 percent of total revenue for the first two quarters of 2002 and were 391 percent of total revenue for the first two quarters of 2001. The increase in the dollar amount of sales and marketing expense in the second quarter and first two quarters of 2002 compared to the second quarter and first two quarters of 2001 was attributable to increased personnel and related costs, including commissions, increased spending related to the branding and marketing of Caldera International and expenses for product launches and advertising campaigns. For the second quarter of 2001 and the first two quarters of 2001, the high sales and marketing expense as a percentage of revenue was attributed to lower than anticipated Linux revenue and increased spending in anticipation of the completion of the Tarantella Acquisition.

        Research and Development.    Research and development expenses were $4.2 million for the second quarter of 2002 and $2.2 million for the second quarter of 2001. Research and development costs represented 27 percent of total revenue for the second quarter of 2002 and 139 percent of total revenue for the second quarter of 2001. Research and development expenses were $9.5 million for the first two quarters of 2002 and $4.1 million for the first two quarters of 2001. Research and development costs represented 29 percent of total revenue for the first two quarters of 2002 and 154 percent of total revenue for the first two quarters of 2001. The increase in the dollar amount of research and development expenses in the second quarter and first two quarters of 2002 compared to the second quarter and first two quarters of 2001 was attributable to increased personnel and related costs as a result of the acquisitions of the WhatiIfLinux technology from Acrylis and operations from Tarantella as our personnel focused on the development and integration of Linux and UNIX operating systems as well as new management product offerings.

        General and Administrative.    General and administrative expenses were $2.5 million for the second quarter of 2002 and $1.3 million for the second quarter of 2001. General and administrative expenses represented 16 percent of total revenue for the second quarter of 2002 and 83 percent of total revenue for the second quarter of 2001. General and administrative expenses were $5.2 million for the first two quarters of 2002 and $3.1 million for the first two quarters of 2001. General and administrative expenses represented 16 percent of total revenue for the first two quarters of 2002 and 116 percent of total revenue for the first two quarters of 2001. The increase in general and administrative expenses in the second quarter and first two quarters of 2002 compared to the second quarter and first two quarters of 2001 was primarily attributable to increased personnel and related costs to support our worldwide operations as a result of the acquisition of the operations from Tarantella. Other increases in general and administrative expenses were for increased professional services and facilities costs.

        Write-down of Investments.    During the second quarter of 2002, the Company determined that the current carrying value of its investment in Lineo, Inc. would not be realized and a write-down was necessary. The Company recorded a write-down of approximately $1.2 million related to this investment. The Company had investment impairment charges during the second quarter of 2001 of approximately $4.3 million. As of April 30, 2002, all of the Company's investments in other entities had been written down to $0.

        Amortization of Intangibles.    We recorded $0.8 million of amortization in the second quarter of 2002 and $1.6 million in amortization in the first two quarters of 2002 related to the amortization of intangible assets in connection with the acquisition of the assets and operations from Tarantella and the WhatIfLinux technology acquired from Acrylis, Inc. During the second quarter of 2001 and the first two quarters of 2001, we did not have any intangible assets to amortize.

        Effective November 1, 2001, we ceased amortizing goodwill in accordance with the adoption of SFAS No. 142.

        Restructuring Charge.    During the second quarter of 2002 we did not record any restructuring charge. We recorded a restructuring charge of $5.3 million related to worldwide corporate restructurings during the first two quarters of 2002. Our restructuring consisted primarily of severance expenses related to a reduction in personnel, the accrual of future lease payments related to the elimination of permanently idle and non-essential portions of facilities and the write-off of long-term assets and leasehold improvements. During the second quarter of 2001 and the first two quarters of 2001 we did not have a restructuring charge.

        Non-cash Compensation.    In connection with stock option grants made to employees in prior years, we recorded non-cash compensation of $0.2 million for the second quarter of 2002 and $0.3 million for the second quarter of 2001. We recorded non-cash compensation of $0.5 million for the first two quarters of 2002 and $0.6 million for the first two quarters of 2001.

        Cost-sharing Arrangement with Tarantella, Inc.    After entering into the reorganization agreement with Tarantella to acquire the server software and professional services groups, we agreed to reimburse Tarantella for certain employee payroll and related costs attributed to employees critical to our future success. We recorded $0.6 million for the cost-sharing arrangement during the first two quarters of 2001. During the first two quarters of 2002, we had no such cost-sharing arrangement with Tarantella.

Equity in Loss of Affiliate

        Until January 5, 2001, we had been accounting for our investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, we recognized our portion of the net income or net loss of Ebiz in our consolidated statements of operations. During the first two quarters of 2001 we recognized $0.6 million related to our portion of Ebiz's net loss and the amortization of the difference between our investment and the amount of underlying equity in the net assets of Ebiz. Subsequent to January 5, 2001, the investment in Ebiz was accounted for under the cost method, and has since been written down to $0.

Other Income (Expense), net

        Other income (expense), net, which consists principally of interest expense, interest income and other income, was $(0.1) million for the second quarter of 2002 and $1.6 million for the second quarter of 2001. Net other expense for the second quarter of 2002 was primarily attributed to losses on the disposal of property and equipment offset by interest income received on cash balances. Other income (expense) was $(0.5) million for the first two quarters of 2002 and $2.6 million for the first two quarters of 2001. The significant change between the second quarter of 2002 and the first two quarters of 2002 compared to the prior periods is primarily attributable to lower interest income from decreased cash balances.

Provision for Income Taxes

        The provision for income taxes was $55,000 for the second quarter of 2002 and $22,000 for the second quarter of 2001. The provision for income taxes was $217,000 for the first two quarters of 2002 and $49,000 for the first two quarters of 2001. The provision for income taxes was primarily related to earnings of foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

        As of April 30, 2002, we had cash and cash equivalents of $21.8 million and working capital of $5.0 million. Our total cash and marketable securities decreased by $6.6 million from October 31, 2001 to April 30, 2002. This decrease resulted from cash used in operations in addition to $5.0 million of cash used in the early redemption of our $8.0 million face value note payable to Tarantella.

        Our net cash used in operations during the six months ended April 30, 2002 was $1.2 million. Cash used in operations was primarily attributable to the net loss of $17.6 million, of which $5.3 million related to restructuring activities. The net loss was partially offset by non-cash expenses of $6.5 million and cash provided by changes in operating assets and liabilities of $9.9 million. Cash used in operations has declined primarily due to our recent cost-cutting actions as well as improved collections on our accounts receivable.

        Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During the six months ended April 30, 2002, cash provided by investing activities was $5.9 million, which was primarily generated from the sale of available-for-sale securities.

        Our financing activities used $5.2 million during the six months ended April 30, 2002 and was comprised of a $5.0 million early note payment to Tarantella and $0.6 million for the purchase of 0.5 million shares of our common stock held by Tarantella. These were offset by the exercise of vested stock options and the purchase of shares of common stock by our employees through the employee stock purchase program.

        We do not engage in any off balance sheet financing arrangements.

        Our net accounts receivable balance decreased from $16.7 million as of October 31, 2001 to $6.2 million as of April 30, 2002, primarily related to strong collection efforts and a decline in revenue. The allowance for doubtful accounts was $0.5 million as of April 30, 2002, which represented approximately 5 percent of the gross accounts receivable balance. Our write-offs of uncollectable accounts have not been material.

        We generate revenue in Central and South America. Historically, revenue and expenses in this region have not been significant. In recent quarters, the economies of the countries of this region,

Argentina in particular, have experienced significant volatility. We have reviewed our sales to customers and our accounts receivable from customers in this region and have established reserves for potential bad debts as we believe appropriate. We believe our overall exposure related to transactions in this region is not material.

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

        The following table summarizes our contractual obligations as of April 30, 2002 (in thousands):

Operating Leases
Less than one year	$4,788
One to three years	11,145
Three or more years	3,065

Total payments	$18,998

        In connection with the acquisition of the server and professional services groups from Tarantella, Tarantella agreed to continue as the lessee for certain facilities in the UK that it would retain and use. The Company and Tarantella have either completed assignment agreements or have reached agreement with the respective landlords to assign the leases and are in the process of completing the appropriate agreements. Upon completion of these assignments, Tarantella is or will be the lease tenant and will bear full financial responsibility for these leases. Our UK subsidiary has been named as a second guarantor on these operating leases, and could be liable under these lease obligations in the event that Tarantella defaults. Future operating lease payments under these leases extend through 2020 and total $10.9 million.

        We believe that our current liquidity position, including approximately $21.8 million of cash and cash equivalents, will be sufficient to meet our operating requirements for at least the next twelve months. We are continuing to implement cost cutting measures in our efforts to achieve profitability. However, there can be no assurance that we will be successful in achieving our revenue and operating expense projections. Accordingly, we may be required to obtain additional equity or debt funding to finance our operations. We cannot provide any assurance that additional funding will be available in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our operations could be adversely impacted and our ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our products and services, or otherwise respond to competitive or operational pressures could be significantly limited.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies include the following:

•
Revenue recognition;

•
Impairment of long-lived assets; and

•
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

        Subsequent to the acquisition of certain assets and operations from Tarantella, we experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives and other factors which indicated the recorded values of the long-lived assets were impaired. As a result, we performed a valuation of our long-lived assets as of October 31, 2001 and concluded that a $73.7 million write-down of goodwill and intangible assets was necessary. As a result of this write-down and other smaller purchase price adjustments, at April 30, 2002, we have a net remaining balance for intangible assets of $12.7 million and a net remaining balance for goodwill of $0.

        Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $73.7 million recorded. Further write downs of goodwill and intangibles may be necessary if the future discounted cash flows of these assets are less than the carrying value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

        We have many foreign offices and operations primarily in Europe and Asia. As a result, a substantial portion of our revenue is derived from sales to customers outside the United States. Most of this international revenue is denominated in U.S. dollars. However, a substantial portion of the operating expenses related to the foreign-based sales are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the Euro, among others. If the U.S. dollar weakens compared to the U.K. pound sterling and the Euro, our operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations. Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates. Historically, these amounts have not been significant.

INTEREST RATE RISK

        The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. We do not borrow money for short-term investment purposes.

INVESTMENT RISK

        We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of April 30, 2002, all of the Company's investments in other entities had been written down to $0.

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

        We have not been profitable. The operations recently acquired from Tarantella have not recently been profitable and their revenue has been declining. If our revenue continues to decline or we are unable to efficiently further reduce operating expenses, we may not achieve profitability or generate positive cash flow. For the three months ended April 30, 2002, we incurred a net loss of $6.6 million. We may find it necessary to accelerate expenditures relating to product development and support and our sales and marketing efforts beyond our current expectations or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan without additional funding, which may not be available to us.

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

  •
  the interest level of resellers in recommending our Linux and UNIX business solutions to end users;

  •
  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

  •
  changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux environment in particular; and

  •
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

        Our business model also depends upon incorporating contributions from the open source community into our products. The viability of our product offerings depends in part upon the efforts of the open source community in enhancing products and making them compatible for use across multiple software and hardware platforms. There are no guarantees that the open source community will embrace these products such that programmers will contribute sufficient resources for their development. If the open source community does not embrace products that we view as integral to providing eBusiness solutions, we will be required to devote significant resources to develop these products on our own.

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

        Our strategy for marketing Linux solutions to businesses depends in part upon our belief that many businesses will follow a trend away from the use of networked computers linked by centralized servers and move toward the use of distributed applications through the internet. We also are relying on electronic solution providers making these technologies available on Linux and Linux then becoming a desirable operating system under these circumstances. However, if businesses, which at present favor Microsoft and other non-Linux operating systems, do not adopt these trends in the near future, or if Linux is not viewed as a desirable operating system in connection with these trends, a significant market for our products may not develop. Factors that may keep businesses from adopting these trends include:

  •
  costs of installing and implementing new hardware devices;

  •
  costs of porting legacy systems into new platforms;

  •
  security concerns regarding manipulation of data through application service providers;

  •
  limited adoption of Linux among businesses generally;

  •
  lack of adequate Linux-trained professionals and support services; and

  •
  lack of standards among Linux products and applications.

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

        In the Intel UNIX operating system market, our competitors include Microsoft, Hewlett Packard and Sun. These competitors are aggressively pursuing the current UNIX operating system market.

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

  •
  potential loss of developed technology through piracy, misappropriation, or more lenient laws regarding intellectual property protection;

  •
  imposition of governmental controls, including trade restrictions;

  •
  fluctuations in currency exchange rates and economic instability;

  •
  longer payment cycles for sales in foreign countries;

  •
  difficulties in staffing and managing the foreign operations;

  •
  seasonal reductions in business activity in the summer months in Europe and other countries; and

  •
  political unrest, particularly in areas in which we have facilities.

        In addition, certain of our operating expenses are denominated in local currencies, creating risk of foreign currency translation losses that could harm our financial results and cash flows. When we generate profits or losses in foreign countries, our effective income tax rate is increased, even though we generate consolidated net losses.

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

Our competitive position could decline if we are unable to obtain additional financing.

        We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional funds to support operations, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

The impact of domestic and global economic conditions may adversely impact our operations.

        During the last several quarters the U.S. economy has experienced an economic slowdown that has affected the purchasing habits of many consumers across many industries and across many geographies. This has caused the delay, or even cancellation of technology purchases. The ultimate impact of the slowdown in the United States is difficult to predict, but has resulted in decreased sales of our products, longer sales cycles and lower prices. If the current slowdown continues, our revenue and results of operations may continue to be lower than expected. In addition, the slowdown may also affect the end-user market making it more difficult for our reseller channel to sell our products.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In September and October 2001, Caldera was named as a defendant in three different actions filed by former employees in the Superior Court of California, County of Santa Clara, claiming breach of contract regarding the payment of bonuses and severance payments. During the second quarter of 2002, the Company settled these three matters. The amounts paid in the settlement agreements were not materially different than the amounts previously accrued by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the three months ended April 30, 2002, the following matters were submitted and approved by the stockholders of Caldera Systems, at the annual meeting held March 4, 2002 (votes in thousands):

1.
To elect eight members to the Board of Directors to serve until there successors have been appointed. All eight directors were elected with Ransom H. Love receiving 48,361 votes in favor and 189 votes withheld; Ralph J. Yarro III receiving 48,418 votes in favor and 132 votes withheld, Raymond J. Noorda receiving 48,251 votes in favor and 299 votes withheld; Steven M. Cakebread receiving 48,427 votes in favor and 123 votes withheld; Edward Iacobucci receiving 48,426 votes in favor and 124 votes withheld; Thomas P. Raimondi receiving 48,429 votes in favor and 121 votes withheld; Alok Mohan receiving 48,417 votes in favor and 133 votes withheld; and R. Duff Thompson receiving 48,424 in favor and 126 votes withheld.

2.
To approve the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the year ending October 31, 2002. This resolution was passed 48,880 votes in favor, 636 votes against and 34 abstentions.

3.
To approve an amendment to the Certificate of Incorporation to effect a reverse stock split of the issued and outstanding common stock of the Company, whereby each four shares currently outstanding would thereafter represent a single share of common stock, and to decrease the authorized capital of the Company to 45,000,000 share of common stock and 5,000,000 shares of preferred stock. This resolution was passed with 48,075 votes in favor, 407 votes against and 67 abstentions.

4.
To approve an amendment to the 1999 Omnibus Stock Incentive Plan to increase the number of shares of common stock subject to awards under the Plan by 2,500,000 (625,000 post reverse split) and to modify the formula award program for directors of the Company. This resolution was passed with 47,616 votes in favor, 824 votes against and 80 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        None.

(b)
Reports on Form 8-K

        On April 2, 2002, we filed a report on Form 8-K disclosing we had entered into an agreement with Tarantella to pay off our $8.0 million face value note payable for $5.0 million, acquire a paid-up perpetual license for certain Tarantella technology bundled in certain of our products and acquire 500,000 shares of Caldera common stock held by Tarantella.

ITEM 7. SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 18, 2002	CALDERA SYSTEMS, INC.
	By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer (Principal Financial Officer)

QuickLinks

Caldera International, Inc. Table of Contents
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except per share data)
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Increase (Decrease) in Cash and Cash Equivalents
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 7. SIGNATURES