Form 10-Q
period 2002-07-31
CALDERA INTERNATIONAL INC/UT
filed 2002-09-19
CIK 1102542

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-29911

CALDERA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0662823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 South 520 West
Suite 100
Lindon, Utah 84042
(Address of principal executive office and zip code)

(801) 765-4999
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

        As of September 17, 2002, there were 11,362,431 shares of the Registrant's common stock outstanding.

Caldera International, Inc.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	July 31, 2002	October 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,609	$22,435
Available-for-sale securities	—	5,943
Accounts receivable, net of allowance for doubtful accounts of $439 and $362, respectively	10,954	16,742
Other current assets	3,780	3,438

Total current assets	24,343	48,558

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,893	5,708
Leasehold improvements	961	2,075
Furniture and fixtures	283	1,316

	5,137	9,099
Less accumulated depreciation and amortization	(2,566)	(2,983)

Net property and equipment	2,571	6,116

OTHER ASSETS:
Goodwill, net	—	2,278
Intangibles, net	12,041	15,408
Other assets	1,010	2,499

Total other assets	13,051	20,185

Total assets	$39,965	$74,859

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,676	$2,881
Accrued payroll and benefits	4,584	7,013
Other accrued liabilities	7,374	7,221
Deferred revenue	11,278	8,241
Royalties payable	2,180	3,066
Current portion of note payable to Tarantella, Inc.	—	3,845
Taxes payable	1,181	1,353
Payable to Tarantella, Inc.	—	537

Total current liabilities	28,273	34,157

LONG-TERM LIABILITIES:
Note payable to Tarantella, Inc., net of current portion	—	3,724
Other long-term liabilities	2,376	2,201

Total long-term liabilities	2,376	5,925

COMMITMENTS AND CONTINGENCIES (Note 4)
MINORITY INTEREST	150	173

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 10,422 and 14,266 shares outstanding, respectively	10	14
Additional paid-in capital	213,191	217,209
Deferred compensation	(921)	(1,290)
Accumulated other comprehensive income	450	87
Accumulated deficit	(203,564)	(181,416)

Total stockholders' equity	9,166	34,604

Total liabilities and stockholders' equity	$39,965	$74,859

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
REVENUE:
Products	$12,639	$16,059	$39,979	$17,908
Services	2,745	2,798	8,794	3,601

Total revenue	15,384	18,857	48,773	21,509

COST OF REVENUE:
Products	1,577	3,226	6,354	4,892
Services	2,494	3,069	8,853	4,387

Total cost of revenue	4,071	6,295	15,207	9,279

GROSS MARGIN	11,313	12,562	33,566	12,230

OPERATING EXPENSES:
Sales and marketing (exclusive of non-cash compensation (benefit) of ($94), $110, $19 and $276, respectively)	6,908	13,029	22,944	23,408
Research and development (exclusive of non-cash compensation (benefit) of ($156), $125, ($22) and $366, respectively)	4,284	6,662	13,810	10,757
General and administrative (exclusive of non-cash compensation of $161, $156, $418 and $340, respectively)	2,260	2,691	7,507	5,772
Restructuring charges	1,245	—	5,746	—
Amortization of intangibles	701	5,042	2,152	5,042
Loss on disposition and write-downs of property and equipment	246	—	1,409	165
In-process research and development	—	1,500	—	1,500
Write-downs of investments	—	2,600	1,180	6,910
Cost-sharing arrangement with Tarantella, Inc.	—	—	—	602
Non-cash compensation (benefit)	(89)	391	415	982

Total operating expenses	15,555	31,915	55,163	55,138

LOSS FROM OPERATIONS	(4,242)	(19,353)	(21,597)	(42,908)

EQUITY IN LOSS OF AFFILIATE	—	—	—	(648)

OTHER INCOME (EXPENSE):
Interest income	83	852	336	3,460
Interest expense	—	(123)	(208)	(123)
Other income (expense), net	(138)	40	(248)	186

Total other income (expense), net	(55)	769	(120)	3,523

LOSS BEFORE INCOME TAXES	(4,297)	(18,584)	(21,717)	(40,033)
PROVISION FOR INCOME TAXES	(214)	(241)	(431)	(290)

NET LOSS	$(4,511)	$(18,825)	$(22,148)	$(40,323)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:	$(0.35)	$(1.35)	$(1.58)	$(3.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,714	13,941	14,031	11,269

OTHER COMPREHENSIVE LOSS:
Net loss	$(4,511)	$(18,825)	$(22,148)	$(40,323)
Unrealized loss on available-for-sale securities	—	—	—	(153)
Foreign currency translation adjustment	416	(80)	363	(82)

COMPREHENSIVE LOSS	$(4,095)	$(18,905)	$(21,785)	$(40,558)

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,148)	$(40,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and intangibles (including $252 and $290 classified as cost of revenue, respectively)	2,404	5,332
Depreciation and amortization	2,042	1,331
Write-down of investments	1,180	6,910
Loss on disposition and write downs of property and equipment	1,409	165
Non-cash compensation	415	982
Amortization of debt discount	250	123
Issuance of common stock to certain directors for services	113	—
In-process research and development	—	1,500
Equity in loss of affiliate	—	648
Changes in operating assets and liabilities:
Accounts receivable, net	5,788	(7,192)
Other current assets	(342)	(154)
Other assets	497	(587)
Accounts payable	(1,205)	1,577
Payable to Tarantella, Inc.	(15)	(22)
Accrued payroll and benefits	(2,429)	2,224
Other accrued liabilities	153	2,208
Deferred revenue	3,037	(3,532)
Royalties payable	(886)	(569)
Taxes payable	(172)	(76)
Other long-term liabilities	175	63

Net cash used in operating activities	(9,734)	(29,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(94)	(1,162)
Acquisitions, net of acquisition costs and cash received	(100)	(23,005)
Purchase of available-for-sale securities	—	(5,866)
Proceeds from available-for-sale securities	5,943	47,636

Net cash provided by investing activities	5,749	17,603

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable to Tarantella, Inc.	(5,000)	—
Purchase of common shares from two investors	(4,584)	—
Proceeds from sale of common stock through ESP program	291	126
Minority interest in subsidiary	—	173
Proceeds from exercise of common stock options	112	303

Net cash (used in) provided by financing activities	(9,181)	602

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,166)	(11,187)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	340	34
CASH AND CASH EQUIVALENTS, beginning of period	22,435	36,560

CASH AND CASH EQUIVALENTS, end of period	$9,609	$25,407

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$748	$377
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement related to Tarantella acquisition reflected as an adjustment to the purchase price	$3,341	$—
Reclassification and write-down of equity method investment in marketable security	$—	$2,310
Issuance of note payable to Tarantella, Inc. in acquisition	$—	$8,000

See accompanying notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

        On August 26, 2002, Caldera International, Inc. ("the Company") announced that it would change its name to The SCO Group, Inc. ("SCO"), pending shareholder approval at a special shareholders' meeting to be held later in 2002. The name change is in response to the continuing brand recognition related to the SCO OpenServer and SCO UnixWare product lines.

        The Company was originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, Caldera Systems completed an initial public offering of its common stock.

        Caldera Systems developed and marketed software and provided related services that enabled the development, deployment and management of Linux-based specialized servers and internet devices that extended the eBusiness infrastructure. Caldera Systems sold and distributed its software and related products indirectly through distributors and solutions providers, which included value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), and systems integrators, as well as directly to end-user customers. These sales occurred throughout the United States and in certain international locations.

        On May 7, 2001, the Company was formed as a holding company, to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. ("Tarantella"), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the "Agreement"), dated as of August 1, 2000 as amended. Under the Agreement, the Company acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries. In connection with this acquisition, the Company also acquired Caldera Systems. Each share of existing Caldera Systems common stock, as well as options to purchase shares of Caldera Systems common stock, were converted into an equal number of shares of common stock of the Company and options to purchase shares of common stock of the Company.

        The acquired operations provided server software for networked business computing and are a leading producer of UNIX server operating systems. In addition, these operations provided professional services to implement and maintain UNIX system software products. The acquisition provided the Company with international offices and a distribution channel with thousands of resellers worldwide.

        The Company's business has continued to focus on serving the small business market's need to have reliable, cost effective Linux and UNIX operating systems and products. The Company has continued to provide SCO OpenServer and SCO UnixWare product offerings that have given customers stable, reliable and cost effective solutions for over two decades. Additionally, the Company renamed its Linux product offering to SCO Linux, powered by United Linux, to draw on the strength of the SCO brand.

        The Company is continuing to sell Linux and UNIX products and services to customers through an indirect, leveraged worldwide channel of partners, which includes distributors and solution providers. This worldwide distribution channel is supported by offices worldwide, locally providing customers and resellers with minor modifications to fit the particular country's unique needs.

        We are continuing to implement cost reduction measures in our efforts to achieve profitability. During the fourth quarter of fiscal 2002, we anticipate our operations will use approximately $4.5 to

$5.5 million of cash. Additionally, we believe that we will have sufficient cash through at least January 31, 2003, and anticipate that we will exit our first quarter of fiscal 2003, which ends January 31, 2003, operating at EBITDA (earnings before interest, taxes, depreciation and amortization) break even. However, there can be no assurance that we will be successful in achieving our revenue and operating expense projections. Accordingly, we may be required to obtain additional equity or debt funding to finance our operations. We have engaged an investment banking firm to assist us in raising equity capital and anticipate receiving firm commitments from investors prior to October 31, 2002, our fiscal year end, and closing an equity transaction before the end of calendar year 2002. However, there can be no assurance that we will be successful in obtaining additional equity capital in amounts or on terms acceptable to us. If sufficient funds are not available on acceptable terms, our operations could be adversely impacted and our ability to continue in operation may be in question.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company's audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company's most recent Form 10-K, are adequate to make the information presented not misleading.

        The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. Operating results for the three and nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending October 31, 2002. In addition, historical operating results for the nine months ended July 31, 2002 are not directly comparable to the corresponding prior year period due to the impact of the Tarantella acquisition that occurred on May 7, 2001.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company's critical accounting policies and estimates, as discussed in our most recent Form 10-K, include, among others, revenue recognition, impairment of long-lived assets and allowances for doubtful accounts and product returns.

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

        Prior to the acquisition of the OpenServer and UnixWare product lines from Tarantella, substantially all of the Company's revenue was derived from sales of Linux products and related services. Currently, over 95 percent of the Company's total revenue is derived from UNIX related products and services.

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

        The Company recognizes product revenue from royalty payments upon receipt of royalty reports from OEMs related to their product sales.

        The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

Other Assets

        During the nine months ended July 31, 2002, the Company determined that the current carrying value of its investment in Lineo, Inc., an affiliated entity, would not be realized and a write-down was necessary. The Company recorded a write-down of approximately $1.2 million related to this investment. As of July 31, 2002, all of the Company's investments had been written down to $0.

Goodwill and Intangible Assets

        Goodwill and intangible assets are the result of the acquisition of certain assets and operations from Tarantella and the acquisition of the WhatIfLinux technology from Acrylis, Inc. Upon adoption of

Statement of Financial Accounting Standards ("SFAS") No. 142, the Company reassessed the useful lives of its intangible assets. As discussed in Note 3, all goodwill has been eliminated as of July 31, 2002. The following table summarizes the remaining components of amortized intangible assets and their useful lives (in thousands):

		As of July 31, 2002,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Distribution/reseller channel	5 years	$11,622	$1,774
Acquired technology—Tarantella	5 years	1,687	257
Acquired technology—Acrylis	2 years	876	333
Trade name and trademarks	5 years	260	40

Total intangible assets		$14,445	$2,404

        Pursuant to SFAS No. 142, the Company must test its intangible assets for impairment at least annually. The Company performed an initial impairment test as of November 1, 2001, the date SFAS No. 142 was adopted, and concluded that no impairment needed to be recognized. Previously, during the fourth quarter of fiscal 2001, the Company had recorded a $73.7 million impairment loss.

        The following table sets forth reported net loss and net loss per share, as adjusted, to exclude amortization of goodwill which would not have been recorded under SFAS No. 142 (in thousands):

	Nine Months Ended July 31, 2002		Nine Months Ended July 31, 2001
	(per share)		(per share)
Net loss as reported	$(22,148)	$(1.58)	$(40,323)	$(3.58)
Amortization of equity method goodwill	—	—	3,423	(0.31)

Adjusted net loss	$(22,148)	$(1.58)	$(36,900)	$(3.27)

Restructuring Plans

        In connection with the Tarantella acquisition and subsequently, the Company's board of directors has adopted restructuring plans to reduce facilities and personnel. These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees. The following table summarizes the activity related to the restructuring accruals during the nine months ended July 31, 2002 (in thousands):

	Balance as of October 31, 2001	Additions	Payments	Adjustments	Balance as of July 31, 2002
Initial Tarantella restructuring accrual	$1,144	$—	$(478)	$—	$666
Restructuring accrual during quarter ended Oct. 31, 2001	1,405	—	(794)	—	611
Restructuring accrual during quarter ended Jan. 31, 2002	—	4,501	(2,244)	(1,561)	696
Restructuring accrual during quarter ended July 31, 2002	—	2,806	(1,963)	—	843

Total	$2,549	$7,307	$(5,479)	$(1,561)	$2,816

        During the three months ended January 31, 2002, in connection with management's plan to reduce operating expenses, the Company announced a restructuring plan, which resulted in a charge of $4.5 million. The restructuring included the elimination of various positions within sales, marketing, product development and administration and the elimination of non-essential office space and facilities that will be permanently idle. Of the $4.5 million in total restructuring charges, $0.8 million related to severance costs and $3.7 million related to facilities. In connection with the restructuring, the Company recorded an impairment loss of $1.1 million related to the write-down of certain long-term assets and leasehold improvements.

        During the three months ended July 31, 2002, the Company announced a corporate restructuring that included the termination of approximately 15 percent of the Company's workforce and the closing of two facilities. Prior to July 31, 2002, the Company reduced its workforce by an additional 9 percent. In total, the Company identified 122 employees who were terminated or who will continue employment on a transition basis through various dates through October 31, 2002. The costs associated with this restructuring plan have been recorded as a restructuring charge in the accompanying condensed consolidated statements of operations and total approximately $2.8 million.

        During the three months ended July 31, 2002, the Company was successful in negotiating a decrease in the monthly rent for one of its facilities that had been vacated in connection with a previous corporate restructuring. At the time of the restructuring, the estimated future operating lease costs had been accrued based on management's best estimate of the future costs. As a result of the lease renegotiation, the Company recorded a reduction of approximately $1.6 million to the restructuring accrual in the condensed consolidated statements of operations.

        The July 31, 2002 restructuring accrual balance of approximately $2.8 million consists of $1.4 million recorded in accrued liabilities in the accompanying condensed consolidated balance sheet and $1.4 million recorded in other long-term liabilities based on when payments are expected.

Pro Forma Financial Information

        The following table sets forth certain pro forma financial information for the nine months ended July 31, 2001 had the Tarantella acquisition and the WhatIfLinux technology acquisition, which occurred in May 2001, been completed as of November 1, 2000 (in thousands, except per share data):

Nine Months Ended July 31, 2001
Revenue	$69,996
Net loss from operations	(57,632)
Net loss	(55,458)
Basic and diluted net loss per common share	$(3.73)

Net Loss per Common Share

        Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of outstanding stock options. There were 4.4 million and 1.9 million outstanding options to purchase common shares during the three months ended July 31, 2002 and 2001, respectively, and 4.0 million and 1.6 million outstanding options to purchase common shares during the nine months ended July 31, 2002 and 2001, respectively, which were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, decreasing the net loss per common share.

Reclassifications

        Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. The reclassifications had no effect on net loss for the prior periods.

(3) SETTLEMENT RELATED TO TARANTELLA ACQUISITION

        On March 28, 2002, the Company completed an agreement with Tarantella to settle certain matters related to the acquisition of Tarantella's server and professional services divisions described in Note 1. In connection with the settlement, the parties agreed that Caldera would pay $5.0 million as total settlement of the $8.0 million face value note payable which originated as part of the acquisition and Tarantella would pay the Company $0.5 million for operating costs incurred and paid by the Company that related to Tarantella's operations. Prior to the settlement, the collectibility of these items from Tarantella was uncertain and therefore the amounts had been expensed as incurred by the Company. The difference between the carrying value of the note payable of $7.8 million and the $5.0 million payment, along with the $0.5 million expense reimbursement, have been recorded as an adjustment to the purchase price paid by the Company to Tarantella. As a result, goodwill was reduced from $2.2 million to $0 and intangible assets were reduced by $1.1 million.

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

Operating Lease Guarantee

        In connection with the acquisition of the server and professional services groups from Tarantella, the Company acquired Tarantella's subsidiary in the UK. The UK subsidiary continued as the lessee under certain operating leases for facilities retained and used by Tarantella. The Company and Tarantella have completed assignment agreements with the respective lessors to assign the leases to Tarantella. However, the Company's UK subsidiary continues as a guarantor for these lease agreements and may be liable under these obligations in the event that Tarantella defaults. Future minimum operating lease payments under these leases extend through 2020 and total $10.7 million. As of July 31, 2002, the Company does not believe that it will be required to make any payments under this guarantee, and therefore no liability has been recorded.

(5) STOCKHOLDERS' EQUITY

Reverse Stock Split

        On December 17, 2001, the Company's board of directors approved a one-for-four reverse stock split for holders of common stock. On March 4, 2002, the stockholders approved this reverse stock split and the Company's authorized shares were reduced from 200 million to 50 million and the outstanding common shares were reduced from 57.6 million shares to approximately 14.4 million shares. The reverse stock split has been retroactively reflected in the accompanying condensed consolidated financial statements and notes thereto for all periods presented.

Stock-Based Compensation

        During the quarter ended July 31, 2002, the Company granted 2.5 million stock options with an average exercise price of $0.84 per share. None of these stock options were granted at prices that were below the quoted market price on the date of grant. During the quarter ended July 31, 2002, no options to purchase shares of common stock were exercised. As of July 31, 2002, there were approximately 4.9 million stock options outstanding with a weighted average exercise price of $4.11 per share.

        Amortization of deferred compensation was ($89,000) during the quarter ended July 31, 2002 and $0.4 million during the quarter ended July 31, 2001. During the quarter ended July 31, 2002, the Company recorded an adjustment of approximately $0.6 million to reverse previously recorded non-cash compensation related to non-vested options forfeited by certain employees whose employment was terminated during the quarter. During the quarter ended July 31, 2002, the Company also terminated change in control agreements that were in place for several executives. In exchange for the cancellation of the change in control agreements, 85,000 shares of the Company's common stock were issued to these executives. The fair value of the common stock of $93,000 was recorded as non-cash compensation during the quarter ended July 31, 2002.

        Amortization of deferred compensation was $0.4 million during the nine months ended July 31, 2002 and $1.0 million during the nine months ended July 31, 2001. During the nine months ended July 31, 2002, the Company recorded $0.1 million of compensation expense related to modifications of certain options, which is included in the $0.4 million.

        For fiscal 2002, certain members of Caldera's board of directors elected to receive shares of Caldera stock in lieu of cash compensation for their services. The value of the shares received by these board members was determined using the closing price of Caldera' stock on the date the shares were issued. During the nine months ended July 31, 2002, Caldera recorded $113,000 in non-cash compensation for these services.

Restricted Stock Awards

        During the quarter ended July 31, 2002, the Company issued 450,000 shares of restricted stock to key executives. The restrictions related to the restricted stock awards lapse over a period of 24 months. The fair value of the restricted stock awards granted of $495,000 was recorded as a component of deferred compensation and will be amortized to expense as the restrictions lapse.

Employee Stock Purchase Plan

        On November 30, 2001, employees participating in the Company's employee stock purchase plan acquired 87,500 shares of Caldera common stock at a price of $2.62 per share. On May 31, 2002, employees acquired 87,500 shares of Caldera common stock at a price of $0.66 per share.

Stock Buyback From Tarantella and MTI Technology Corporation

        During the three months ended April 30, 2002, the Company bought back 500,000 shares of its outstanding common stock from Tarantella. The Company paid $555,100 for these shares, or $1.11 per share, which represented a discount from the quoted market price.

        During the three months ended July 31, 2002, the Company purchased 4.3 million shares of its outstanding common stock from Tarantella and MTI Technology Corporation ("MTI"). The aggregate purchase price for these shares was approximately $4.0 million, or $0.94 per share. In connection with this repurchase of shares, the Company received and accepted a resignation letter from one of the directors representing Tarantella on the Company's board of directors.

        The Company has elected to retire the acquired shares and has accordingly reflected the amounts paid as a reduction to equity.

(6) SEGMENT INFORMATION

        The Company's resources are allocated and reviewed to the operating income (loss) level for each of the Company's three geographic units. The geographic units consist of the Americas, EMEA (Europe, Middle East and Africa) and Asia. The Company made the decision to review and allocate resources by geography during a corporate restructuring announced during the three months ended July 31, 2002. Revenue, cost of revenue and direct sales and marketing expenses are tracked specifically for each geography. Costs of corporate marketing, research and development and general and administration are allocated to each geography based on that geography's percentage of total revenue.

        It is impractical to provide historical operating expense information for these three divisions for periods prior to fiscal 2002 as internal information was not tracked and recorded in this format.

Segment disclosures for the Company's operating divisions are as follows for the three months ended July 31, 2002 (in thousands):

	Americas	EMEA	Asia	Corporate	Total
Revenue	$7,928	$5,376	$2,080	$—	$15,384
Cost of revenue	2,099	1,479	409	—	3,987

Gross margin	5,829	3,897	1,671	—	11,397

Sales and marketing	2,949	2,887	1,072	—	6,908
Research and development	2,208	1,497	579	—	4,284
General and administrative	1,165	790	305	—	2,260
Other	—	—	—	2,187	2,187

Total operating expenses	6,322	5,174	1,956	2,187	15,639

Loss from operations	$(493)	$(1,277)	$(285)	$(2,187)	$(4,242)

        Segment disclosures for the Company's operating divisions are as follows for the nine months ended July 31, 2002 (in thousands):

	Americas	EMEA	Asia	Corporate	Total
Revenue	$24,755	$18,406	$5,612	$—	$48,773
Cost of revenue	9,343	4,386	1,226	—	14,955

Gross margin	15,412	14,020	4,386	—	33,818

Sales and marketing	9,933	9,454	3,557	—	22,944
Research and development	7,010	5,215	1,585	—	13,810
General and administrative	3,809	2,837	861	—	7,507
Other	—	—	—	11,154	11,154

Total operating expenses	20,752	17,506	6,003	11,154	55,415

Loss from operations	$(5,340)	$(3,486)	$(1,617)	$(11,154)	$(21,597)

        Revenue for the Company's geographic units for the three and nine months ended July 31, 2001 are as follows (in thousands):

	Three Months Ended July 31, 2001	Nine Months Ended July 31, 2001
Revenue:
Americas	$9,085	$11,243
EMEA	7,467	7,551
Asia	2,305	2,715

Total revenue	$18,857	$21,509

        Long-lived assets, which include property and equipment as well as goodwill and intangible assets, by location consists of the following as of July 31, 2002 and October 31, 2001 (in thousands):

	July 31, 2002	October 31, 2001
Long-lived assets:
United States	$13,931	$22,491
International	681	1,311

Total long-lived assets	$14,612	$23,802

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing and our annual report on Form 10-K for the year ended October 31, 2001 filed with the Securities and Exchange Commission, including the audited financial statements and management's discussion and analysis contained therein. This discussion contains forward-looking statements that involve risks and uncertainties often indicated by such words as "estimates", "anticipates", "continue", "expects", "intends", "believes" and similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under "Risk Factors" and elsewhere in this quarterly filing.

Recent Developments

        On August 26, 2002, Caldera International, Inc. ("the Company") announced that it would change its name to The SCO Group Inc., ("SCO"), pending shareholder approval at a special shareholders' meeting to be held later in 2002. The name change is in response to the continuing brand recognition related to the SCO OpenServer and SCO UnixWare product lines.

        On May 30, 2002, we and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative expected to streamline Linux development and certification around a global, uniform distribution of Linux for business. UnitedLinux is expected to address enterprise customers' need for a standard business-focused Linux product that is certified to work across hardware and software platforms and to accelerate the adoption of Linux and increase the number of business applications. Each of the four Linux companies involved in the initiative will collaborate on the development of one common core Linux operating system. We anticipate bundling current Linux product offerings and services with the UnitedLinux operating system and selling these products under the SCO brand.

        A significant number of vendors supplying technology infrastructure used by businesses have voiced support for the UnitedLinux initiative. Some of these vendors include AMD, Borland Software, Computer Associates, Fujitsu Siemens, Hewlett-Packard, IBM, Intel, NEC, Progress Software and SAP. UnitedLinux is expected to reduce the number of different Linux distributions these partners will be required to certify their applications to and to provide a true standards-based Linux operating environment.

        Under the initiative, we will contribute and fund a portion of the total engineering efforts for the development of UnitedLinux. Additionally, for products that incorporate UnitedLinux that we sell under the SCO brand, a per unit royalty will be paid. The amounts we expect to pay under the UnitedLinux initiative will be considerably less than the costs that were incurred by us to fund our own Linux development.

Overview

        We originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, we completed an initial public offering of our common stock. On May 7, 2001, we formed the Company as a new holding company under the name of Caldera International, Inc., to acquire substantially all of the assets and operations of the server and professional services groups of Tarantella Inc., formerly known as The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated August 1, 2000 and as subsequently amended (the "Tarantella Acquisition"). In connection with this acquisition, the Company also acquired Caldera Systems. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in the Company.

        Prior to the acquisition of the OpenServer and UnixWare product lines from Tarantella, substantially all of our revenue was derived from sales of Linux products and related services. Currently, over 95 percent of our total revenue is derived from UNIX related products and services. Revenue from UNIX related products and services has decreased in each of the quarters since the acquisition from Tarantella, although our total revenue of $15.4 million for the quarter ended July 31, 2002, is only slightly lower than the total revenue of $15.5 million for the immediately preceding quarter.

RESULTS OF OPERATIONS

        The Tarantella Acquisition significantly increased our net revenue and operating expenses. Operating results for the first nine months of fiscal 2002 are not directly comparable to the same period in fiscal 2001 because of the impact of the acquired operations.

        We have reduced the number of employees from 664 at the time of the Tarantella Acquisition to 388 as of July 31, 2002. During the five quarters subsequent to the Tarantella Acquisition, we have implemented cost reduction measures related to personnel and excess facilities and have reduced overall operating expenses, and anticipate we will continue to make cost-reduction decisions in our efforts to achieve profitability. The following table summarizes our reduction of ongoing operating expenses during the past five quarters (in thousands):

	July 31, 2002	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001
Sales and marketing	$6,908	$7,665	$8,371	$10,450	$13,029
Research and development	4,284	4,159	5,367	6,004	6,662
General and administrative	2,260	2,523	2,724	3,485	2,691

Total	$13,452	$14,347	$16,462	$19,939	$22,382

THREE MONTHS ENDED JULY 31, 2002 AND 2001

        During the remainder of fiscal 2002, we anticipate that as a percentage of total revenue, sales and marketing, research and development and general and administrative expenses will continue to be significantly less than fiscal 2001 due to the implementation of cost-reduction measures.

Revenue

        Revenue was $15.4 million for the third quarter of fiscal 2002, and $18.9 million for the third quarter of fiscal 2001, representing a decrease of $3.5 million, or 18 percent. During the third quarter of fiscal 2002, 82 percent of our revenue was generated from the sale of products and 18 percent of our revenue was generated from services. During the third quarter of fiscal 2001, 85 percent of our revenue was generated from the sale of products and 15 percent of our revenue was generated from services. Revenue from international customers accounted for 48 percent of total revenue for the third quarter of fiscal 2002 and 56 percent for the third quarter of fiscal 2001.

        Products.    Product revenue was $12.6 million for the third quarter of fiscal 2002 and $16.1 million for the third quarter of fiscal 2001, representing a decrease of $3.5 million, or 21 percent. The decrease in product revenue during the third quarter of fiscal 2002 from the third quarter of fiscal 2001 was attributable to decreased sales of OpenServer and UnixWare products and a reduction in information technology spending caused by the worldwide economic slowdown. Product revenue derived from Linux products and integrated Linux and UNIX products was less than five percent of total product revenue during the third quarter of fiscal 2002.

        Services.    Service revenue was $2.7 million for the third quarter of fiscal 2002 and $2.8 million for the third quarter of fiscal 2001, representing a slight decrease of $0.1 million, or two percent. The majority of our services revenue continues to be derived from customers currently using UNIX-based operating systems.

Cost of Revenue

        Cost of Products Revenue.    Cost of products revenue was $1.6 million for the third quarter of fiscal 2002 and $3.2 million for the third quarter of fiscal 2001, representing a decrease of $1.6 million, or 51 percent. Cost of products revenue as a percentage of products revenue was 12 percent for the third quarter of fiscal 2002 and 20 percent for the third quarter of fiscal 2001. The decrease in the cost of products revenue percentage for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was attributable primarily to reduced overhead costs and decreased royalties.

        For the fourth quarter of fiscal 2002, we expect the cost of products revenue as a percentage of products revenue to decrease slightly from the third quarter of fiscal 2002.

        Cost of Services Revenue.    Cost of services revenue was $2.5 million for the third quarter of fiscal 2002 and $3.1 million for the third quarter of fiscal 2001, representing a decrease of $0.6 million, or 19 percent. Cost of services revenue as a percentage of services revenue was 91 percent for the third quarter of fiscal 2002 and 110 percent for the third quarter of fiscal 2001. The decreased cost of services revenue as a percentage of services revenue for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was attributable to decreased employee and related costs in our support services and professional services organization as well as the elimination of certain third party support contracts.

        For the fourth quarter of fiscal 2002, we expect cost of services revenue as a percentage of services revenue will decline slightly from the third quarter of fiscal 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $6.9 million for the third quarter of fiscal 2002 and $13.0 million for the third quarter of fiscal 2001, representing a decrease of $6.1 million, or 47 percent. Sales and marketing expenses represented 45 percent of total revenue for the third quarter of fiscal 2002 and were 69 percent of total revenue for the third quarter of fiscal 2001. The decrease in the dollar amount of sales and marketing expense in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was attributable to a reduction in sales and marketing employees, reduced travel expenses, and less commissions and lower co-operative advertising costs as a result of lower revenue.

        Research and Development.    Research and development expenses were $4.3 million for the third quarter of fiscal 2002 and $6.7 million for the third quarter of fiscal 2001, representing a decrease of $2.4 million, or 36 percent. Research and development costs represented 28 percent of total revenue for the third quarter of fiscal 2002 and 35 percent of total revenue for the third quarter of fiscal 2001. The decrease in the dollar amount of research and development expenses in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily attributable to lower employee and related costs due to fewer employees and reduced outside consulting and contract services.

        General and Administrative.    General and administrative expenses were $2.3 million for the third quarter of fiscal 2002 and $2.7 million for the third quarter of fiscal 2001, representing a decrease of $0.4 million, or 16 percent. General and administrative expenses represented 15 percent of total revenue for the third quarter of fiscal 2002 and 14 percent of total revenue for the third quarter of fiscal 2001. The decrease in the dollar amount of general and administrative expenses in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily attributable to reduced employee and related costs due to fewer general and administrative employees and reduced costs for outside professional services. However, general and administrative expenses have not decreased as much as the decrease in revenue so they represent a slightly higher percentage of revenue for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001.

        Restructuring Charges.    During the third quarter of fiscal 2002, we recorded a net restructuring charge of $1.2 million. The net restructuring charge for the third quarter of fiscal 2002 was comprised of termination payments made to employees in connection with a reduction in headcount and the elimination of non-essential facilities totaling $2.8 million, offset by a $1.6 million reduction from a successful lease renegotiation on one of our facilities that had been vacated in connection with a previous corporate restructuring. During the third quarter of fiscal 2001 the Company did not have a restructuring charge.

        Amortization of Intangibles.    The Company recorded $0.7 million of amortization in the third quarter of fiscal 2002 and $5.0 million in amortization in the third quarter of fiscal 2001 related to the amortization of intangible assets in connection with the acquisition of the assets and operations from Tarantella and the WhatIfLinux technology acquired from Acrylis, Inc. The significant decrease in amortization was attributable to a $73.7 million impairment loss that was recorded in the fourth quarter of fiscal 2001. Additionally, effective November 1, 2001, we ceased amortizing goodwill in accordance with the adoption of SFAS No. 142.

        Loss on Disposition and Write-downs of Property and Equipment.    During the third quarter of fiscal 2002, we recorded a write down of property and equipment no longer in service of $0.2 million. No similar write down was recorded during the third quarter of fiscal 2001.

        Non-cash Compensation (Benefit).    In connection with stock option grants made to employees in prior years, the Company recorded non-cash benefit of ($89,000) for the third quarter of fiscal 2002 and non-cash compensation of $0.4 million for the third quarter of fiscal 2001. The benefit in non-cash compensation for the third quarter of fiscal 2002 results from an adjustment of $0.6 million for non-cash compensation previously recorded related to non-vested stock options forfeited by employees who terminated in the third quarter of fiscal 2002.

        Write-down of Investments.    During the third quarter of fiscal 2001, the Company determined that the current carrying value of one of its investments would not be realized and a write-down was necessary. The Company recorded a write-down of approximately $2.6 million related to this investment. The Company did not have any investment impairment charges during the third quarter of fiscal 2002. As of July 31, 2002, all of the Company's investments in other entities had been written down to $0.

        In-process Research and Development.    In connection with the acquisition of the assets and operations from Tarantella, the Company recorded a charge of $1.5 million in the third quarter of fiscal 2001 for the fair value of in-process research and development. The write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses.

Other Income (Expense), net

        Other income (expense), net, which consists principally of interest expense, interest income and other income, was $(0.1) million for the third quarter of fiscal 2002 and $0.8 million for the third quarter of fiscal 2001. The change between the third quarter of fiscal 2002 and the third quarter of fiscal 2001 is primarily attributable to lower interest income from decreased cash balances.

Provision for Income Taxes

        The provision for income taxes was $0.2 million for the third quarter of fiscal 2002 and $0.2 million for the third quarter of fiscal 2001. The provision for income taxes was primarily related to earnings of foreign subsidiaries.

NINE MONTHS ENDED JULY 31, 2002 AND 2001

        As discussed above, the Tarantella Acquisition significantly increased our revenue and continuing operating expenses. Revenue for the nine months ended July 31, 2002 was $48.8 million, an increase of $27.3 million from revenue of $21.5 million for the nine months ended July 31, 2001. Continuing operating expenses for the nine months ended July 31, 2002 were $44.3 million, an increase of $4.4 million from continuing operating expenses of $39.9 million for the nine months ended July 31, 2001. The increase in continuing operating expenses was not as large as the increase in revenue due to our continued cost reduction measures. Because the revenue and continuing operating results for the nine months ended July 31, 2002 are not directly comparable to the same period in fiscal 2001 because of the impact of the acquired operations, we have prepared a separate analysis included under the caption "Pro Forma Nine Months Ended July 31, 2002 and 2001" in the following section.

PRO FORMA NINE MONTHS ENDED JULY 31, 2002 AND 2001

        The following table shows our pro forma results of operations for the nine months ended July 31, 2001, assuming the Tarantella Acquisition had been completed at the beginning of fiscal 2001 (in thousands):

	Nine Months Ended July 31, 2001
	Caldera Historical	Tarantella Acquired Operations	Pro Forma Adjustments	Pro Forma Total
Revenue	$21,509	$48,487	$—	$69,996
Cost of revenue	9,279	13,685	—	22,964

Gross margin (deficit)	12,230	34,802	—	47,032

Sales and marketing	23,408	21,942	—	45,350
Research and development	10,757	10,090	—	20,847
General and administrative	5,772	6,053	—	11,825
Other	15,201	1,544	10,062	26,807

Total operating expenses	55,138	39,629	10,062	104,829

Loss from operations	$(42,908)	$(4,827)	$(10,062)	$(57,797)

        The pro forma adjustments above consist primarily of the amortization of goodwill and intangible assets as a result of the Tarantella Acquisition. The following discussion assumes the Tarantella Acquisition had been in effect for the nine months ended July 31, 2001.

Revenue

        Revenue was $48.8 million for the first three quarters of fiscal 2002 and $70.0 million (pro forma) for the first three quarters of fiscal 2001, a decrease of $21.2 million, or 30 percent. The decrease in revenue is primarily attributable to decreased sales of our UNIX products and related services as well as a reduction in information technology spending throughout the world. During the first three quarters of fiscal 2002, 82 percent of our revenue was generated from the sale of products and 18 percent of our revenue was generated from services. During the first three quarters of fiscal 2001, 86 percent of pro forma revenue was generated from the sale of products and 14 percent of our pro forma revenue was generated from services. The decrease in product revenue as a percentage of total revenue is attributed to decreasing product revenue while services revenue has remained relatively flat over the same period.

Cost of Revenue and Gross Margin

        Cost of revenue was $15.2 million for the first three quarters of fiscal 2002 and $23.0 million (pro forma) for the first three quarters of fiscal 2001, a decrease of $7.8 million or 34 percent. The decrease in cost of revenue during the fiscal 2002 period was primarily attributable to decreased revenue. Gross margin for the first three quarters of fiscal 2002 was 69 percent and gross margin for the first three quarters of fiscal 2001 was 67 percent (pro forma).

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $22.9 million for the first three quarters of fiscal 2002 and $45.3 million (pro forma) for the first three quarters of fiscal 2001, a decrease of $22.4 million or 49 percent. Sales and marketing expenses represented 47 percent of total revenue for the first three quarters of fiscal 2002, a decline from 65 percent (pro forma) of total revenue for the first three quarters of fiscal 2001. The significant decrease in sales and marketing expenses is attributable to our recent restructuring activities that have resulted in reduced sales and marketing employees and other internal efforts designed to improve the efficiency of our sales operations. Other decreases in sales and marketing expenses have resulted from decreased travel and lower commissions and less co-operative advertising as a result of lower revenue.

        Research and Development.    Research and development expenses were $13.8 million for the first three quarters of fiscal 2002 and $20.8 million (pro forma) for the first three quarters of fiscal 2001, a decrease of $7.0 million, or 34 percent. Research and development expenses represented 28 percent of total revenue for the first three quarters of fiscal 2002, a slight decrease from 30 percent (pro forma) of total revenue for the first three quarters of fiscal 2001. The decrease in the dollar amount of research and development costs in the fiscal 2002 quarters compared to the fiscal 2001 quarters is primarily attributable to decreased salaries and related costs due to fewer engineers and our efforts to consolidate development work on our operating systems.

        General and Administrative.    General and administrative expenses were $7.5 million for the first three quarters of fiscal 2002 and $11.8 million (pro forma) for the first three quarters of fiscal 2001, a decrease of $4.3 million, or 37 percent. General and administrative expenses represented 15 percent of total revenue for the first three quarters of fiscal 2002, a decrease from 17 percent (pro forma) of total revenue for the first three quarters of fiscal 2001. The decrease in general and administrative expenses is primarily attributable to our recent restructuring activities that has resulted in reduced employees and related costs.

        Other.    Other expenses consist primarily of amortization of intangible assets, non-cash compensation, restructuring charges and the write-down of investments. Other expenses were $10.9 million for the first three quarters of fiscal 2002 and $26.8 million (pro forma) for the first three quarters of fiscal 2001. The decrease for the first three quarters of fiscal 2002 compared to the first three quarters of fiscal 2002 is primarily attributable to significantly lower non-cash amortization and decreased write-downs of investments.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

        As of July 31, 2002, we had cash and cash equivalents of $9.6 million and a working capital deficit of $3.5 million, which includes $11.3 million of deferred revenue which will not require cash to settle, but will be recognized as revenue in future periods. Our total cash and marketable securities decreased by $18.8 million from October 31, 2001 to July 31, 2002. This decrease resulted from cash used in operations, $5.0 million of cash used in the settlement of our $8.0 million face value note payable to Tarantella and $4.6 million used to purchase shares of Caldera common stock held by two significant shareholders.

        Our net cash used in operations during the nine months ended July 31, 2002 was $9.7 million. Cash used in operations was primarily attributable to the net loss of $22.1 million partially offset by non-cash expenses of $7.8 million and cash provided by changes in operating assets and liabilities of $4.6 million. Cash used in operations has declined primarily due to our recent cost-cutting actions as well as improved collections on our accounts receivable.

        Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During the nine months ended July 31, 2002, cash provided by investing activities was $5.7 million, which was primarily generated from the sale of available-for-sale securities.

        Our financing activities used $9.2 million during the nine months ended July 31, 2002 and consisted primarily of a $5.0 million payment to retire the note payable to Tarantella and $4.6 million for the purchase of shares of our common stock held by two investors. These were offset by proceeds received from the exercise of stock options and the purchase of shares of common stock by our employees through our employee stock purchase program.

        Our net accounts receivable balance decreased from $16.7 million as of October 31, 2001 to $11.0 million as of July 31, 2002, primarily related to strong collection efforts and a decline in revenue. The allowance for doubtful accounts was $0.4 million as of July 31, 2002, which represented approximately 4 percent of our gross accounts receivable balance. Our write-offs of uncollectable accounts have not been material.

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

        We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through fiscal 2008. In recent corporate restructuring activities, we have partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments that will use available cash. We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, there can be no assurance that we will be successful in eliminating or reducing cash expenditures for these leases.

        The following table summarizes our contractual lease obligations as of July 31, 2002 (in thousands):

Operating Leases
Less than one year	$3,046
One to three years	5,337
Three or more years	3,772

Total payments	$12,155

        In connection with the acquisition of the server and professional services groups from Tarantella, Tarantella agreed to continue as the lessee for certain facilities in the UK that it would retain and use. The Company and Tarantella have completed assignment agreements for these leases and Tarantella will be the lease tenant and will have financial responsibility for these leases. However, our UK subsidiary has been named as a second guarantor on these operating leases, and may be liable under these lease obligations in the event that Tarantella defaults. Future operating lease payments under these leases extend through 2020 and total $10.7 million. This potential obligation is not included in the above table.

        We are continuing to implement cost reduction measures in our efforts to achieve profitability. During the fourth quarter of fiscal 2002, we anticipate our operations will use approximately $4.5 to $5.5 million of cash. Additionally, we believe that we will have sufficient cash through at least January 31, 2003, and anticipate that we will exit our first quarter of fiscal 2003, which ends January 31, 2003, operating at EBITDA (earnings before interest, taxes, depreciation and amortization) break even. However, there can be no assurance that we will be successful in achieving our revenue and operating expense projections. Accordingly, we may be required to obtain additional equity or debt funding to finance our operations. We have engaged an investment banking firm to assist us in raising equity capital and anticipate receiving firm commitments from investors prior to October 31, 2002, our fiscal year end, and closing an equity transaction before the end of calendar year 2002. However, there can be no assurance that we will be successful in obtaining additional equity capital in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our operations could be adversely impacted and our ability to continue in operation may be in question.

        We do not engage in any off balance sheet financing arrangements.

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

        Subsequent to the acquisition of certain assets and operations from Tarantella, we experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives and other factors which indicated the recorded values of the long-lived assets were impaired. As a result, we performed a valuation of our long-lived assets as of October 31, 2001 and concluded that a $73.7 million write-down of goodwill and intangible assets was necessary. As a result of this write-down and other smaller purchase price adjustments, at July 31, 2002, we have a net remaining balance for intangible assets of $12.0 million and a net remaining balance for goodwill of $0.

        Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $73.7 million recorded. Further write downs of goodwill and intangibles may be necessary if the future cash flows of these assets are less than the carrying value.

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

INVESTMENT RISK

        We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of July 31, 2002, all of the Company's investments in other entities had been written down to $0.

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

Risk Factors

We have not been profitable.

        We have not been profitable. If our revenue continues to decline or we are unable to efficiently further reduce operating expenses, we may not achieve profitability or generate positive cash flow. For the three months ended July 31, 2002, we incurred a net loss of $4.5 million. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan without additional funding, which may not be available to us.

If our SCO branding effort is not accepted or causes market confusion, our business may be adversely affected.

        We have recently launched a rebranding effort for our products and services. On August 26, 2002, we announced that, subject to shareholder approval, we would change our corporate name to The SCO Group, Inc. In connection with this announcement, we have renamed our UNIX products and services using the SCO trademark to draw on this strong brand recognition. We acquired the rights to use this trademark in May 2001 from Tarantella in connection with our acquisition of certain Tarantella assets and operations. If the rebranding effort is not accepted by our resellers or customers of our products and services, if the rebranding effort causes market confusion, or if there are negative connotations associated with the trademark that we cannot successfully address, our business may be adversely effected.

If our recently launched products and services are not accepted in the marketplace, our business may be adversely affected.

        We have recently launched two new strategic initiatives. In May 2002, we and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative that will streamline Linux development and certification around a global, uniform distribution of Linux for business. In August 2002, we announced SCObiz, an e-business solution for creating, listing, maintaining supporting, and marketing web sites for small businesses. This product is based on our exclusive license agreement with Vista.com. If our resellers or customers do not accept these initiatives, or if the products fail to perform as expected, our business may be adversely affected.

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

        We also experience fluctuations in operating results in interim periods in Europe and the Asia Pacific regions due to seasonal slowdowns and economic conditions in these areas. Seasonal slowdowns in these regions typically occur during the summer months.

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

If the market for our Linux products does not grow as we anticipate or if the UNIX market continues to contract, we may not be able to grow our business.

        Our revenue from the sale of UNIX based products and services has declined in each of the five quarters since we acquired these operations from Tarantella. Sales of Linux based products are dependent on the development of certifiable, reliable products for business and the acceptance and adoption of Linux based operating systems by businesses. If the demand for UNIX based products continues to decline, or if such demand is not replaced by new demand for Linux-based products, we may not be able to successfully implement our business plan.

We operate in a highly competitive market and face significant competition from a variety of current and potential sources, including Red Hat and Sun Microsystems; many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

        Our principal competitors in the Linux market include Red Hat, Sun and SuSe. In addition, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions. For example, solution providers upon whom we depend for the distribution of our products could instead create their own Linux solutions to provide to their customers. Also, established companies and other institutions could produce competing versions of Linux software.

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

        In addition, certain of our operating expenses are denominated in local currencies, creating risk of foreign currency translation losses that could harm our financial results and cash flows. When we generate profits in foreign countries, our effective income tax rate is increased, even though we generate consolidated net losses.

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

        We may need to raise additional funds to expand our business, support operations, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

The impact of domestic and global economic conditions may adversely impact our operations.

        During the last several quarters the U.S. economy has experienced an economic slowdown that has affected the purchasing habits of many consumers across many industries and across many geographies. This has caused the delay, or even cancellation of technology purchases. The ultimate impact of the slowdown in the United States is difficult to predict, but it has resulted in decreased sales of our products, longer sales cycles and lower prices. If the current slowdown continues, our revenue and results of operations may continue to be lower than expected. In addition, the slowdown may also affect the end-user market making it more difficult for our reseller channel to sell our products.

        Our operations are vulnerable to fires, earthquakes, power loss, telecommunications failure, and other events outside our control. The occurrence of any one of these events may have a material adverse impact on our results of operations.

Future sales of our common stock may negatively affect our stock price.

        Certain holders of our common stock have demand and piggyback registration rights obligating us to register their shares under the Securities Act for sale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. This also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

          None.

  (b)
  Reports on Form 8-K

          On May 9, 2002, the Company issued a current report on Form 8-K announcing the layoff of employees and the closing of facilities as well as an earnings warning that revenue would be less than previously announced.

          On May 13, 2002, the Company issued a current report on Form 8-K announcing a change in certifying accountants dismissing Arthur Andersen LLP and appointing KPMG LLP.

          On July 24, 2002, the Company issued a current report on Form 8-K announcing it had completed the repurchase of 4.3 million shares of its common stock from two shareholders for $4.0 million.

ITEM 7. SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 18, 2002	CALDERA INTERNATIONAL, INC.
	By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

        In connection with the accompanying form 10-Q of Caldera International, Inc. for the quarter ended July 31, 2002, the following officers of Caldera International, Inc., hereby certify:

  1.
  I have reviewed this quarterly report on Form 10-Q;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
By:	/s/ DARL MCBRIDE Darl McBride President and Chief Executive Officer
By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer
Date:	September 18, 2002

QuickLinks

Table of Contents
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except per share data) (unaudited)
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited) Increase (Decrease) in Cash and Cash Equivalents
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands) (unaudited)
CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 7. SIGNATURES
CERTIFICATION