Form 10-Q/A
period 2002-07-31
CALDERA INTERNATIONAL INC/UT
filed 2002-09-27
CIK 1102542

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 Amendment No.1

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
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

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

YES [X] NO [ ]

AS OF SEPTEMBER 26, 2002, THERE WERE 11,362,431 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

This amendment on Form 10-Q/A is being filed for the purpose of including the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, included herewith as Exhibit 99.1.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: September 27, 2002                CALDERA INTERNATIONAL, INC.

                                        By: /s/ Robert K. Bench
                                           --------------------------
                                           Robert K. Bench
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                              AS ADOPTEDPURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this amendment to the quarterly report on Form 10-Q of Caldera International, Inc. for the quarter ended July 31, 2002, the following officers of Caldera International, Inc. each hereby certify:

     1.   I have reviewed this Form 10-Q/A;

     2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.


By: /s/ Darl Mcbride
    ---------------------------
    Darl McBride
    President and Chief Executive Officer


    /s/ Robert K. Bench
    ---------------------------
    Robert K. Bench
    Chief Financial Officer


Date: September 27, 2002