Form 10-K
period 2002-10-31
CALDERA INTERNATIONAL INC/UT
filed 2003-01-29
CIK 1102542

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ..

Commission file number: 0-29911

CALDERA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0662823 (I.R.S. Employer Identification No.)
355 South 520 West Lindon, Utah 84042 (Address of principal executive offices, including zip code)	(801) 765-4999 (Registrant's telephone number, including area code)

Securities pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.001 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of the common stock beneficially owned by non-affiliates of the Registrant, as of January 27, 2003, was approximately $6.3 million based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The number of shares of the Registrant's Common Stock outstanding as of January 27, 2003, was 11,962,313.

        Documents Incorporated by Reference

        Portions of the Registrant's definitive proxy statement relating to the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K where indicated.

PART I

Item 1. Business

        The following discussion of the Company's business contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in this Item 1, and the other documents we file with the Securities and Exchange Commission, including our recent filings on Form 10-Q.

Overview

        Our business is focused on serving the needs of small businesses, including replicated site franchisees of fortune 1000 companies, to have reliable, cost effective Linux and UNIX operating systems and software products to power computers running on Intel architecture. Our largest source of revenue is derived from our indirect, leveraged channel of partners, which includes distributors and independent solution providers (collectively, "resellers"). This reseller channel is worldwide with local Company offices in a number of countries that provide support to customers and resellers in that geographic area. The other principal channel for selling and marketing our products is through large corporations which have a large number of replicated sites or franchisees. We access these corporations through their information technology or purchasing departments with our direct sales team in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to original equipment manufacturers ("OEM's") through our direct sales team in the United States and our reseller channel in countries outside the United States.

        On August 26, 2002, Caldera International, Inc. announced that it would change its name to The SCO Group, Inc. ("SCO") pending stockholder approval. The name change is in response to the strong brand recognition related to the SCO OpenServer and SCO UNIXWare product lines that has been created over the last several years.

Background

        The UNIX™ operating system was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of connecting programs. This basic concept was revolutionary in the 1960's when it was first articulated, but is proof today that the UNIX system engineers had an accurate vision of network computing that still valid today. Over the years, the UNIX System has been adapted for almost every OEM's hardware architecture and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments. We enjoy a broad and deep set of intellectual property rights relating to the UNIX operating system as a result of our acquisition of the server and professional services groups from Tarantella, Inc.

        The Linux operating system continues to pursue the goals laid out by the UNIX engineers, but at an accelerated pace. Linux not only adheres to open standards, but is built and maintained by a worldwide group of engineers who share the common goal of making open systems and open source ubiquitous. The increasing demand for anytime and anyplace access to information can only be satisfied in an environment where programs can be connected seamlessly. For these and other reasons, the same OEM's who embraced UNIX years ago are adopting Linux today. Linux can be used to power many of the current and future internet and software needs of businesses, academics and technical institutions around the world. Specifically, the benefits of Linux include: comprehensive internet functionality; flexibility, customizability and stability; interoperability with multiple systems and networks; low acquisition and maintenance costs; and compliance with technical and communication standards.

        Despite these benefits, Linux as an open source system is not without drawbacks. We believe that Linux has not yet been widely adopted by businesses due to a number of factors, including: the fragmentation of Linux offerings; concerns about intellectual property protection for software designed to work with the Linux kernel; inadequate education and training; the lack of technical knowledge and support; concerns about the ownership of intellectual property rights underlying the Linux operating system; the difficulty in management and deployment; and the limited number of business applications available for use on Linux.

        Historically, business users have lacked a software solution that suits their needs and can run in the Linux environment. For Linux to be fully supported in the small business environment, a wide variety of software solutions that are tailored for business, which is reliable and fully supported must be available. The software and technical support must promote the benefits of Linux for business and provide the proper education and training for customers to facilitate adoption. Proper distribution channels are also required to facilitate access to the business user. Linux as a small business solution must be able to accommodate business applications and be able to interoperate properly with the diverse environment of internal corporate information systems and the internet. It must have the flexibility to be maintained centrally or managed remotely. Finally, Linux must adhere and conform to commercial standards to incorporate the latest technological advancements and ensure wide acceptance.

        The UNIX operating system complements Linux and addresses many of the drawbacks noted above for Linux. UNIX has had a long history of small business implementation, and has attracted a robust list of both customers and vendors that provide solutions. Sun, Hewlett-Packard, IBM, SCO and others have developed a large base of UNIX business applications to conduct internet and local transactions. On the Intel platform, SCO's OpenServer and UNIXWare products represent a low cost, Intel-compatible UNIX operating system available for business. SCO OpenServer and SCO UNIXWare are less expensive than UNIX operating systems offered by Hewlett-Packard and Sun. Our offerings permit businesses, particularly small businesses, to take advantage of the reliability of the UNIX operating system at a relatively low cost.

        SCO continues to provide stable UNIX operating system products and offers a commercially viable Linux solution for the small business customer. Third-party software companies are actively developing software applications for use with SCO's UNIX and Linux products that enable small businesses to effectively run their operations.

Current Status

        Sales of UNIX-based products and services have historically been declining. However, in the last three quarters of fiscal year 2002, our revenue stabilized at approximately $15.5 million per quarter. During this same three-quarter period, we reduced our quarterly operating costs from $14.3 million to $12.3 million. We expect to continue to benefit from these cost cutting efforts in fiscal year 2003 and anticipate that our SCO OpenServer and SCO UNIXWare products will continue to provide a consistent revenue stream, although they will represent a decreasing percentage of total revenue. These UNIX products have a strong customer base and constitute a well-known brand with a reputation for quality and reliability.

        We recently entered into an alliance, UnitedLinux, with other participants including Connectiva, TurboLinux and SuSe, to develop and promote a uniform version of Linux for use in the business community. We believe that this alliance will facilitate the adoption of the Linux operating system by businesses by permitting software developers to write business applications to a single standard and by giving businesses a reliable, tested, and supportable version of Linux. With our recent release of SCO Linux 4.0, we believe we have a commercially viable Linux operating system designed to meet the needs of the small business customer.

        We also have a seasoned, mature sales channel of several thousand resellers focused on the small business market. This channel is a unique asset that will allow us to continue to provide reliable UNIX and Linux operating systems to our small business customers.

        We also enjoy a broad and deep set of intellectual property rights relating to the UNIX operating system. We have recently initiated efforts to garner value from our intellectual property assets and believe it will provide us with additional licensing and partnering revenue opportunities.

Products and Services

SCO OpenServer

        SCO OpenServer is our UNIX-based legacy offering. Businesses use SCO OpenServer to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. SCO OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments. We continue to aggressively support existing users of OpenServer, keeping the operating system current with hardware platforms available in the market. The latest release, OpenServer 5.0.7, will begin shipping in February 2003.

SCO UNIXWare

        SCO UNIXWare is an advanced deployment platform for industry standard Intel®processor systems. SCO UNIXWare is a foundation for solutions where proven scalability, reliability and affordability are critical. SCO UNIXWare includes enhancements and refinements to the UNIX platform, representing significant added value for existing UNIXWare customers. The latest release, UNIXWare 7.1.3 began shipping December 2002.

SCO Linux

        SCOLinux, powered by UnitedLinux, is an ideal product for building internet-enabled business solutions. Based on the Linux 4.0 kernel, the product is a fully integrated and stable Linux operating system. SCO Linux saves users significant time and money in the installation, configuration, deployment, and management of business solutions by providing default working configurations for secure web, file, print, and network infrastructure servers. Each configuration is out-of-the-box secure, easily deployed and manageable, using browser-based remote management and configuration utilities bundled in each system. SCO Linux is designed to permit existing UNIX-based users to migrate to Linux. SCO Linux is easy to manage and maintain using any of the management tools that are bundled with the product. The latest release, Linux 4.0, began shipping November 2002.

SCObiz

        SCObiz is a web services platform that enables resellers to provide comprehensive web capabilities to the small business customer. The SCObiz offering, combined with our reseller channel, offers the small business customer with a web solution that is full-featured, adequately customized and delivered at an affordable price. It is an authoring platform that the reseller can use to meet the needs of existing and new small business customers. This permits resellers to use SCObiz to expand their revenue opportunities and provide additional services to their customers.

        The SCObiz solution provides a simple but powerful suite of tools to rapidly enable the small business customer to conduct business online. These tools include e-commerce capability, pre-arranged merchant accounts, marketing and promotional tools, visitor tracking, and community building. The SCObiz package also provides automated design services and hosting at the SCObiz data center. These and other features combine to give the reseller an easy-to-use product that provides real value for their end-user customer without expensive overhead and personnel. SCObiz began shipping in October 2002.

SCOoffice Mail Server

        SCOoffice Mail Server is a secure, manageable, and easy-to-use messaging server delivering superior application compatibility for small businesses. SCOoffice Mail Server offers an alternative to Microsoft Exchange that is less expensive, easier to install and easier to use. Based on open standards for mail and directory services, SCOoffice Mail Server supports Outlook, browsers, and other popular mail clients. Additionally, it interoperates with popular anti-virus, backup, and fax server software. SCOoffice Mail Server is compatible with other SCO products. The latest release, SCOoffice Mail Server 2.0, began shipping in January 2003.

Technical Support Services

        We provide a full range of pre and post-sales technical support for all of our products, including SCO OpenServer, SCO UNIXWare and SCO Linux.

        We also provide technical support to all of our partners, including resellers, hardware and software vendors, and solution providers, as well as directly supporting our end-user customers. Our partners have the option to direct their customers to us for technical support, or to provide first-level customer support themselves, and utilize our technical expertise for second-tier support.

        Technical support services include a range of options from single incident email and telephone support, to dedicated "enterprise" level support agreements. Customers seeking additional technical support directly from us may enter into service agreements that best suit their needs.

Professional Consulting and Custom Development Services

        Our UNIX and Linux consulting services include project management, software development and programming, migration tools and services, and development of customized operating systems. We assist our end-user customers, ISVs and solution providers in planning, creating, implementing and deploying business application solutions.

Strategic Alliances

        We have business alliances with key global industry partners, including Hewlett-Packard, Unisys, Fujitsu, Fujitsu-Siemens, IBM, Intel, Oracle, Progress, BEA and Computer Associates. These relationships encompass product integration, two-way technology transfers, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education. The objectives of these partnerships include providing complete hardware and software UNIX and Linux solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating demand for our products.

        During fiscal year 2002, we made significant progress with our strategic partners, which included:

  •
  support for UnitedLinux from Hewlett-Packard, IBM, Computer Associates, Oracle, BEA, Bakbone, Fujitsu, Fujitsu Siemens, NEC, Toshiba, Progress and AMD,

  •
  engineering services agreements for UNIX and Linux renewed by industry leaders such as Dell, Hewlett-Packard, IBM and Unisys,

  •
  certification of Oracle 9I database and application server on UNIXWare,

  •
  renewed support of SCO UNIX from partners like BEA, Oracle, Progress, IBM, Hewlett-Packard, and Computer Associates,

  •
  conducted SCO Forum and Major Account events sponsored by Intel, IBM, Hewlett-Packard, Computer Associates, Borland and Progress.

        We also have alliances with numerous solution providers who write and develop custom applications to run on our Linux and UNIX operating systems. Most of our small business customers which cannot afford high-end solutions or an information technology staff, rely on one of our channel partners for these services. We in turn support these resellers.

Sales and Marketing

        Our sales and marketing or field operations are organized into three regions: Americas, Europe, Middle East and Africa ("EMEA") and Asia. Each region includes a sales organization, field marketing, pre and post sales technical support, and local professional service personnel.

Americas

        The Americas team is headquartered at the corporate headquarters in Lindon, Utah, with field sales and support personnel located around the United States. This region delivers approximately 51 percent of our total revenue. The sales team is further organized into two distinct roles; sales representatives managing our channel partners and a direct sales team servicing our corporate account customer base, including OEM partners.

  •
  Channel Sales—The channel sales team manages the relationship with our value added resellers and vertical solution providers. Value added resellers sell numerous solutions to small business customers in their geographic territory. Vertical solution providers provide bundled applications to specific vertical markets, which include retail point of sale, manufacturing, accounting and medical/pharmaceutical. Many of our value added resellers and vertical solution providers purchase operating system platform products directly from us. In order to efficiently support the thousands of smaller value added resellers and vertical solution providers, we contract with several major distributors in a two-tier distribution model.

  •
  Corporate Sales—This corporate sales team sells directly to our major corporate accounts with replicated sites or franchisees, including McDonalds, Eckerds, Nasdaq and other large corporations. Typically, these customers have an existing suite of third-party or internally developed applications designed to run on our dependable and scalable OpenServer or UNIXWare operating systems. In many cases, our operating system and the application is then deployed in an identical fashion across thousands of replicated sites or franchisees.

EMEA

        The SCO EMEA regional team is headquartered in Watford, United Kingdom. This region delivers approximately 38 percent of our total revenue. The EMEA organization includes sales, support and marketing teams in all major countries and territories, including the United Kingdom, Germany, France, Italy, Spain, Benelux and South Africa.

        The country sales teams perform the same functions as the Americas sales teams, that is, channel sales, corporate account sales and OEM sales. One major difference between the EMEA organization and the Americas organization is that in smaller countries such as Spain, one sales representative will manage both channel and major account sales within that country. EMEA uses local distributors in each location to process all channel orders. EMEA also employs a strategic alliance account manager to supervise relationships with the European arms of our U.S. strategic partners as well as European specific partners.

Asia

        The SCO Asia regional team is headquartered in Lindon, Utah. This region is the smallest of our regions and contributes approximately 11 percent of our total revenue. The Asia organization is similar to the EMEA organization in that each major country in the region is managed by a country sales manager and includes local support and marketing personnel. Asia offices are in Korea, India, Japan, Australia and Taiwan. We also have a joint venture company located in mainland China.

        As in EMEA, Asia teams in smaller countries such as Australia have sales representatives that will manage a geographic territory consisting of both channel and major account sales. Asia uses local distributors to process all channel orders. In Asia, the country sales manager is also responsible for local strategic alliances and OEM customers.

        We consider our indirect sales channel one of our most valuable assets. In addition to the current revenue produced by our resellers, these partners are valuable for the influence they possess on the purchasing decisions of small businesses. Our resellers are often not only the primary point of contact for their small businesses customers' purchasing decisions, but their customer's outsourced information technology department. The reach of our network of resellers into the small business community is broad, as evidenced by the base of approximately two million installed servers running various versions of our UNIX operating systems. A critical key to our future success will depend in part on our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers.

        Our marketing efforts support our sales and distribution efforts, promotions and product introductions and include marketing development funds to promote our UNIX and Linux products. Pull marketing, apart from delivering quality products and services needed in the marketplace, is focused on branding, solutions, advertising, tradeshows, press releases, white papers and marketing literature. In particular, our marketing strategy consists of:

  •
  branding SCO through public relations announcements and advertising;

  •
  creating an effective partner program to generate brand awareness and promote our products; and

  •
  increasing public awareness through speaking engagements at strategic tradeshows and conferences worldwide and participating in technology forums.

        Our web site, www.sco.com, is focused on strengthening our strategy. In addition to allowing visitors to download free software, our web team is expanding our current web strategy of branding, direct sales through our online store, and linking customers to channel partners. Through our web site, we plan to join together ISVs, hardware partners, customers, developers, ISPs and others who want to connect for business reasons and to generate increased business based on introductions, advertising and transactions.

Competition

        We face direct competition in the operating system market from providers of non-Linux and non-UNIX operating systems, other providers of Linux and UNIX operating systems, technical support providers and professional services organizations. Companies currently offering competitive non-Linux operating systems include providers of hardware-independent multi-user operating systems for Intel platforms, such as Microsoft, IBM and Novell. These competitors often bundle their operating systems with their hardware products, creating an additional barrier for us to overcome in penetrating their customer bases. There are also significantly more user applications available for competing operating systems, such as Windows NT and Windows 2000, due to the significant market presence of alternative operating systems, particularly those provided by Microsoft.

        The Linux market is not characterized by some of the traditional barriers to entry that are found in most other markets, due to the open source nature of the Linux kernel. New competitors or alliances among competitors may emerge and rapidly acquire significant market share. Currently, our principal competitors who provide Linux-based operating systems are Red Hat, Sun, and SuSe.

        In the Intel UNIX operating system market, our competitors include Microsoft, Hewlett Packard and Sun. Linux and Windows 2000 are aggressively seeking after the current UNIX operating system market. We believe that with the superior stability and reliability of our UNIX products, that we provide a technological advantage over other competitors in the UNIX operating system market.

        We believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability and breadth of hardware compatibility. However, many of our competitors are significantly larger than us and have access to greater funding, technical expertise, marketing, and research and development than we do. In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining significant market share.

Software Engineering and Development

        We have invested and will continue to invest in the development of innovative new product features and technologies in response to the evolving market for Linux and UNIX solutions. We visit customers, application developers, and integrators on a regular basis to understand how effectively our products suit their needs. We collaborate with hardware and software industry partners to insure that the combination of our collective technology will create the most stable and cost effective solution we can deliver.

        Our product development process is modeled to standard, commercial software engineering practices. We apply these practices to both documentation and procedures to ensure consistent product quality. As a result, we are able to offer our platform products to OEM customers in several configurations without significant additional effort. We are also able to move our platform products efficiently to new processor platforms as new business opportunities arise.

Intellectual Property

        Our success depends in part on our ability to protect our trademarks, trade secrets, and certain proprietary technology. To accomplish this, we rely primarily on a combination of trademark and copyright laws and trade secrets. We also require that our employees and consultants sign confidentiality and nondisclosure agreements. We generally regulate access to, and distribution of, our documentation and other proprietary information. We also enjoy a broad and deep set of intellectual property rights relating to the UNIX operating system. We have recently initiated efforts to garner value from these intellectual property assets and believe it will provide us with additional licensing and partnering revenue opportunities.

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

Government Regulation

        Our success in part depends on the Linux and UNIX operating systems industry, which in turn depends on increased use of the internet for business and other commercial and personal activities. Laws and regulations have been proposed in the United States and Europe to address privacy and security concerns related to the collection and transmission of information over the internet. Our current practices with regards to the collection and transmission of information over the internet do not violate these proposed regulations.

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

Employees

        As of October 31, 2002, we had a total of 340 employees. Of the total employees, 75 were in software engineering, 113 in sales, 20 in marketing, 51 in customer service and technical support, 20 in customer delivery, and 61 in administration. From time to time we also employ independent contractors to support our professional services, product development, sales, and marketing organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. In general, we believe our relations with our employees are good.

Risk Factors

        We have not been profitable.

        We have not been profitable. If our revenue continues to decline or we are unable to efficiently further reduce operating expenses, we may not achieve profitability or generate positive cash flow. For the three months ended October 31, 2002, we incurred a net loss of $2.7 million and for the year ended October 31, 2002, we incurred a net loss of $24.9 million. If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan without additional funding, which may not be available to us.

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

        We have recently launched a rebranding effort for our products and services as well as our corporate image. On August 26, 2002, we announced that, subject to stockholder approval, we would change our corporate name to The SCO Group, Inc. In connection with this announcement, we have renamed our UNIX products and services using the SCO trademark to draw on this strong brand recognition. We acquired the rights to use this trademark in May 2001 from Tarantella in connection with our acquisition of certain Tarantella assets and operations. If the rebranding effort is not accepted by our resellers or customers of our products and services, if the rebranding effort causes market confusion, or if there are negative connotations associated with the trademark that we cannot successfully address, our business may be adversely affected.

        If our recently launched products and services are not accepted in the marketplace, our business may be adversely affected.

        We have recently launched two new strategic initiatives. In May 2002, we and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative that will streamline Linux development and certification around a global, uniform distribution of Linux for business. In August 2002, we announced SCObiz, an e-business solution for creating, listing, maintaining supporting, and marketing web sites for small businesses. This product is based on our exclusive license agreement with Vista.com. In addition, we have recently released new versions of our SCO OpenServer, SCO UNIXWare and SCO Linux operating systems. If our resellers or customers do not accept these initiatives or product enhancements, or if the products fail to perform as expected, our business may be adversely affected.

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

        As a result of the factors listed above and elsewhere, it is possible that our results of operations may be below the expectations of public market analysts and investors in any particular period. This could cause our stock price to decline. If revenue falls below our expectations and we are unable to quickly reduce our spending in response, our operating results would be lower than expected. Our stock price may fall in response to these events.

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

        Our revenue from the sale of UNIX based products has declined since we acquired these operations from Tarantella. This decrease in revenue has been attributable to the worldwide economic slowdown as well as from competitive pressures from alternative operating systems. Sales of Linux based products are dependent on the development of certifiable, reliable products for business and the acceptance and adoption of Linux based operating systems by businesses. If the demand for UNIX based products continues to decline, or if such demand is not replaced by new demand for Linux-based products, we may not be able to successfully implement our business plan.

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

  •
  seasonal reductions in business activity; and

  •
  political unrest, particularly in areas in which we have facilities.

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

        Future changes in accounting standards, particularly changes affecting revenue recognition, could cause unexpected fluctuations in our revenue.

        Future changes in accounting standards, particularly those affecting revenue recognition, could require us to change our accounting policies regarding how we record revenue on our software arrangements. These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting securities analysts and investors' expectations. Any of these shortfalls could cause a decline in our stock price.

        The impact of domestic and global economic conditions may adversely impact our operations.

        During the last several quarters the U.S. and European economies have experienced an economic slowdown that has affected the purchasing habits of many consumers across many industries and across many geographies. This has caused the delay, or even cancellation of technology purchases. The ultimate impact of the slowdown in the United States and Europe is difficult to predict, but it has resulted in decreased sales of our products, longer sales cycles and lower prices. If the current slowdown continues, our revenue and results of operations may continue to be lower than expected. In addition, the slowdown may also affect the end-user market making it more difficult for our reseller channel to sell our products.

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

        The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl McBride, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team.

Item 2. Properties

        The Company is headquartered in Lindon, Utah, where it leases administrative, sales and marketing and product development facilities. The Company leases additional facilities for administration, sales and marketing, product development and distribution in Santa Cruz, California, Murray Hill, New Jersey and Watford, United Kingdom. The leases for the Company's facilities expire at various dates through 2008.

        The Company's field operations occupy leased facilities in several locations in the United States, and have international offices in China, France, Japan, Germany, India, Italy, Korea and Spain among others. The Company believes that its existing facilities are adequate to meet current business and operating requirements and that additional office space will be available to meet its needs if required.

Item 3. Legal Proceedings

        Beginning in July 2001, the Company, certain of our officers and directors, and the underwriters of the our initial public offering were named as defendants in a series of class action lawsuits filed in the United States District Court for the Southern District of New York (the "Actions") by parties alleging violations of the securities laws. The complaints were subsequently amended and consolidated into a single complaint. The consolidated complaint alleges certain improprieties regarding the circumstances surrounding the underwriters' conduct during our initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. The consolidated complaint also alleges that, whether or not our officers or directors were aware of the underwriters' conduct, the Company and those officers and directors have statutory liability under the securities laws for issuing a registration statement in connection with our initial public offering that failed to disclose that conduct.

        The consolidated complaint also alleges claims solely against the underwriters under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. Over 300 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court. In September 2002, the Plaintiffs agreed to dismiss the individual defendants for the time being. We believe that the claims against the Company and any of its officers and directors are without legal merit and we intend to defend them vigorously. We are not aware of any improper conduct by us, our officers and directors, or our underwriters, and we deny any liability relating thereto. In addition, our underwriting agreement with our underwriter provides for the indemnification of the Company and our officers and directors for liabilities arising out of misstatements in our registration statement attributable to material non-disclosures by the underwriters. We also maintain liability insurance coverage that should substantially cover the costs of defending the claims, once a retention amount has been expended.

        We have notified our underwriters and insurance companies of the existence of the claims. Recently, motions to dismiss were filed by the underwriters and the issuers with respect to all of the class action cases. The court has not yet ruled on those motions to dismiss, but we expect a ruling in the near term.

        In October 2002, a former Indian distributor of ours asserted a claim for $1.4 million. The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that we are responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. In accordance with our revenue recognition policy, revenue related to the inventory with the distributor in included in deferred revenue as of October 31, 2002. This matter is in the initial stage of discovery; however, management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock has traded on the Nasdaq National Market since March 21, 2000. On August 26, 2002, the Company announced its intention to change its name to The SCO Group, Inc., pending stockholder approval. During September 2002, the Company changed its trading symbol from "CALD" to "SCOX" in an effort to create awareness around the new branding initiative.

        The table below sets forth the range of high and low closing prices (as adjusted for the four- for-one reverse split that occurred during March 2002) of the Company's common stock as reported on the Nasdaq National Market for the last two years.

	SCO Common Stock
	High	Low
Fiscal Year 2001
Quarter ended January 31, 2001	$19.52	$7.36
Quarter ended April 30, 2001	14.24	6.00
Quarter ended July 31, 2001	10.24	2.64
Quarter ended October 31, 2001	3.50	1.00
Fiscal Year 2002
Quarter ended January 31, 2002	$6.12	$1.12
Quarter ended April 30, 2002	3.32	0.90
Quarter ended July 31, 2002	1.15	0.60
Quarter ended October 31, 2002	2.78	1.29

        The closing price for our common stock as reported by Nasdaq on January 27, 2003 was $1.25. We have not declared or paid any cash dividends on shares of its common stock and plans to retain its future earnings, if any, to fund the development and growth of its business.

Item 6. Selected Financial Data

        The following tables present information based on our financial statements. You should read the selected financial data set forth below in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended October 31, 2002, 2001 and 2000 and the selected balance sheet data as of October 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements and related notes appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended October 31, 1999 and 1998 and the selected balance sheet data as of October 31, 2000, 1999 and 1998 are derived from audited financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$64,241	$40,441	$4,274	$3,050	$1,057
Gross margin (deficit)	45,925	25,518	253	124	(1,341)
Loss from operations	(24,176)	(133,636)	(31,999)	(9,103)	(6,853)
Net loss to common stockholders	(24,877)	(131,357)	(39,176)	(9,367)	(7,963)
Basic and diluted net loss per common share	$(1.93)	$(10.92)	$(4.76)	$(2.04)	$(2.00)
Weighted average basic and diluted common shares	12,893	12,024	8,231	4,614	4,000
	October 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,589	$20,541	$36,560	$122	$76
Working capital (deficit)	(6,332)	14,401	88,680	678	290
Total assets	37,406	74,859	107,518	3,714	16,353
Long-term liabilities	1,625	5,925	—	6	—
Total stockholders' equity	8,177	34,604	102,215	1,516	708

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

Overview

        We originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, we completed an initial public offering of our common stock. On May 7, 2001, we formed the Company as a new holding company under the name of Caldera International, Inc., and acquired substantially all of the assets and operations of the server and professional services groups of Tarantella Inc., formerly known as The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated August 1, 2000 and as subsequently amended (the "Tarantella Acquisition"). In connection with the formation of Caldera International, Inc., Caldera Systems was merged into Caldera International. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in the Company.

        Prior to the Tarantella Acquisition through which we acquired the OpenServer and UnixWare product lines, substantially all of our revenue was derived from sales of Linux products and services. Currently, over 95 percent of our total revenue is derived from UNIX products and services.

Results of Operations

        The Tarantella Acquisition significantly increased our revenue and operating expenses. Operating results for fiscal year 2002 are not directly comparable to fiscal years 2001 and 2000 because of the impact of the Tarantella Acquisition, which was effective May 7, 2001.

        We have reduced the number of our employees from 664 at the time of the Tarantella Acquisition to 340 as of October 31, 2002. During the six quarters subsequent to the Tarantella Acquisition, we have experienced a decline in our revenue primarily attributed to the worldwide economic slowdown, and as a result we have implemented cost reduction measures related to personnel and excess facilities and have reduced overall operating expenses. We will continue to make cost-reductions if our revenue continues to decline in order to seek profitability. The following table summarizes our revenue and ongoing operating expenses for the past six quarters (in thousands and unaudited):

	Quarters Ended
	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001
Revenue	$15,468	$15,384	$15,476	$17,913	$18,932	$18,857

Sales and marketing	6,610	6,908	7,665	8,371	10,450	13,029
Research and development	3,748	4,284	4,159	5,367	6,004	6,662
General and administrative	1,913	2,260	2,523	2,724	3,485	2,691

Total	$12,271	$13,452	$14,347	$16,462	$19,939	$22,382

Pro Forma Fiscal Years Ended October 31, 2002 and 2001

        As discussed above, the Tarantella Acquisition significantly increased our revenue and operating expenses. Because the revenue and continuing operating results for fiscal year 2002 are not directly comparable to fiscal years 2001 and 2000 as a result of the impact of the acquired operations, this separate pro forma analysis has been presented.

        The following table presents our pro forma results of operations for fiscal year 2001, assuming the Tarantella Acquisition had been completed at the beginning of the fiscal year (in thousands and unaudited):

	Fiscal Year 2001
	Caldera Historical	Tarantella Acquired Operations	Pro Forma Adjustment	Pro Forma Total
Revenue	$40,441	$47,884	$—	$88,325
Cost of revenue	14,923	13,919	—	28,842

Gross margin	25,518	33,965	—	59,483

Sales and marketing	33,858	21,493	—	55,351
Research and development	16,761	9,773	—	26,534
General and administrative	9,257	5,938	—	15,195
Other	99,278	—	10,664	109,942

Total operating expenses	159,154	37,204	10,664	207,022

Loss from operations	$(133,636)	$(3,239)	$(10,664)	$(147,539)

        The pro forma adjustment above reflects the additional amortization of goodwill and intangible assets that would have been recorded had the acquisition been completed at the beginning of fiscal year 2001.

Revenue

        Revenue was $64.2 million for fiscal year 2002 and $88.3 million (pro forma) for fiscal year 2001, a decrease of $24.1 million, or 27 percent. The decrease in revenue is primarily attributable to decreased sales of our UNIX products and related services due to a reduction in information technology spending throughout the world. This economic slowdown has affected all of our geographic locations. During fiscal year 2002, 82 percent of our revenue was generated from the sale of products and 18 percent of our revenue was generated from services. During fiscal year 2001, 86 percent of pro forma revenue was generated from the sale of products and 14 percent of our pro forma revenue was generated from services. The decrease in product revenue as a percentage of total revenue is attributed to decreasing product revenue while services revenue has remained relatively consistent over the same period.

Cost of Revenue and Gross Margin

        Cost of revenue was $18.3 million for fiscal year 2002 and $28.8 million (pro forma) for fiscal year 2001, a decrease of $10.5 million or 36 percent. The decrease in cost of revenue during fiscal year 2002 was primarily attributable to decreased revenue. Gross margin for fiscal year 2002 was 71 percent and gross margin for fiscal year 2001 was 67 percent (pro forma). The increase in gross margin during fiscal year 2002 compared to fiscal year 2001 was attributed to reduced overhead costs and decreased royalties as well as reduced salaries and related costs for our support and professional services groups.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $29.6 million for fiscal year 2002 and $55.4 million (pro forma) for fiscal year 2001, a decrease of $25.8 million or 47 percent. Sales and marketing expenses represented 46 percent of total revenue for fiscal year 2002, a decline from 63 percent (pro forma) of total revenue for fiscal year 2001. The significant decrease in sales and marketing expenses is attributable to our restructuring activities that have resulted in reduced sales and marketing employees and the realignment of our sales and marketing function into geographic units, designed to improve the efficiency and effectiveness of our sales operations. Other decreases in sales and marketing expenses have resulted from decreased travel and lower commissions and co-operative advertising as a result of lower revenue.

        Research and Development.    Research and development expenses were $17.6 million for fiscal year 2002 and $26.5 million (pro forma) for fiscal year 2001, a decrease of $8.9 million, or 34 percent. Research and development expenses represented 27 percent of total revenue for fiscal year 2002, a decrease from 30 percent (pro forma) of total revenue for fiscal year 2001. The decrease in the dollar amount of research and development costs in fiscal year 2002 compared to fiscal year 2001 is primarily attributable to decreased salaries and related costs due to fewer engineers and our efforts to consolidate development work on our Linux and UNIX operating systems.

        General and Administrative.    General and administrative expenses were $9.4 million for fiscal year 2002 and $15.2 million (pro forma) for fiscal year 2001, a decrease of $5.8 million, or 38 percent. General and administrative expenses represented 15 percent of total revenue for fiscal year 2002, a decrease from 17 percent (pro forma) of total revenue for fiscal year 2001. The decrease in general and administrative expenses is primarily attributable to our recent restructuring activities that has resulted in reduced employees and related costs.

        Other.    Other expenses consist primarily of the amortization of goodwill and intangibles, stock-based compensation, restructuring charges, write-downs of investments and the loss on disposition of long-lived assets. Other expenses were $13.6 million for fiscal year 2002 and $109.9 million (pro forma) for fiscal year 2001. The decrease for fiscal year 2002 compared to fiscal year 2001 is primarily attributable to lower stock-based compensation, decreased write-downs of investments and losses on disposition of long-lived assets and decreased amortization of goodwill and intangibles.

Historical Fiscal Years Ended October 31, 2002, 2001 and 2000

Revenue

        Revenue was $64.2 million for fiscal year 2002, $40.4 million for fiscal year 2001 and $4.3 million for fiscal year 2000, representing an increase of $23.8 million from fiscal year 2001 to fiscal year 2002 and an increase of $36.1 million from fiscal year 2000 to fiscal year 2001. During fiscal year 2002, approximately 82 percent of our revenue was generated from the sale of products. During fiscal year 2001, approximately 84 percent of our revenue was generated from the sale of products and during fiscal year 2000 approximately 70 percent of our revenue was generated from the sale of products. Revenue from international customers was 49 percent of revenue in fiscal year 2002, 52 percent of revenue in fiscal year 2001 and 30 percent of revenue in fiscal year 2000. Revenue for our three operating divisions for fiscal year 2002 was $33.0 million for the Americas, $24.1 million for EMEA and $7.1 million for Asia. The decrease in percentage of revenue from international customers from fiscal year 2001 to fiscal year 2002 was primarily related to the economic slowdown and lack of information technology spending in EMEA. The increase in revenue in fiscal year 2002 over fiscal year 2001 and in fiscal year 2001 over fiscal year 2000 was attributable almost solely to the sale of UNIX products acquired in the Tarantella Acquisition.

        Products.    Product revenue was $53.0 million in fiscal year 2002, $33.9 million in fiscal year 2001 and $3.0 million in fiscal year 2000, representing an increase of $19.1 million from fiscal year 2001 to fiscal year 2002 and an increase of $30.9 million from fiscal year 2000 to fiscal year 2001. The increase in product revenue in fiscal year 2002 over fiscal year 2001 and fiscal year 2001 over fiscal year 2000 was attributable to the sale of OpenServer and UNIXWare products acquired in the Tarantella Acquisition. During fiscal year 2002, OpenServer product revenue was $27.0 million, or 51 percent of total product revenue, and UNIXWare product revenue was $16.3 million, or 31 percent of total product revenue. During fiscal year 2001, OpenServer product revenue was $16.5 million, or 49 percent of total product revenue, and UNIXWare product revenue was $9.5 million, or 28 percent of total product revenue. We anticipate for fiscal year 2003 that the majority of our product revenue will continue to be derived from sales of OpenServer and UNIXWare products.

        Services.    Services revenue was $11.3 million in fiscal year 2002, $6.6 million in fiscal year 2001 and $1.3 million in fiscal year 2000, representing an increase of $4.7 million from fiscal year 2001 to fiscal year 2002 and $5.3 million from fiscal year 2000 to fiscal year 2001. The increase in services revenue in fiscal year 2002 over fiscal year 2001 and in fiscal year 2001 over fiscal year 2000 was primarily attributable to revenue generated by the support and professional services groups acquired from Tarantella.The majority of our support and professional services revenue continues to be from providing these services for UNIX-based operating system products. We anticipate that this trend will continue during fiscal year 2003.

Cost of Revenue

        Cost of Products Revenue.    Cost of products revenue was $7.6 million in fiscal year 2002, $7.0 million in fiscal year 2001 and $2.1 million in fiscal year 2000, representing an increase of $0.6 million from fiscal year 2001 to fiscal year 2002 and $4.9 million from fiscal year 2000 to fiscal year 2001. Cost of products revenue as a percentage of products revenue was 14 percent in fiscal year 2002, 21 percent in fiscal year 2001 and 69 percent in fiscal year 2000. The decrease in the cost of products revenue percentage in fiscal year 2002 compared to fiscal year 2001 was attributable primarily to reduced overhead costs and decreased royalties. The decrease in the cost of products revenue percentage in fiscal year 2001 compared to fiscal year 2000 was attributable to a higher proportion of internet and electronic distribution orders associated with sales of UNIX and Linux products, decreased manufacturing and overhead costs and decreased royalties to third party vendors. For fiscal year 2003, we expect the cost of products revenue as a percentage of products revenue to decrease slightly from fiscal year 2002.

        Cost of Services Revenue.    Cost of services revenue was $10.8 million in fiscal year 2002, $8.0 million in fiscal year 2001 and $2.0 million in fiscal year 2000, representing an increase of $2.8 million from fiscal year 2001 to fiscal year 2002 and an increase of $6.0 million from fiscal year 2000 to fiscal year 2001. Cost of services revenue as a percentage of services revenue was 95 percent in fiscal year 2002, 121 percent in fiscal year 2001 and 153 percent in fiscal year 2000. The lower cost of services revenue as a percentage of services revenue in fiscal year 2002 was attributable to reduced employee and related costs in our support services and professional services groups as well as the elimination of certain third party support contracts in an effort to increase the gross margin for these groups. The higher cost of services revenue as a percentage of services revenue in fiscal year 2001 and fiscal year 2000 was attributed to initial infrastructure and other costs of establishing our support and professional services offerings and organizations.    For fiscal year 2003, we expect the cost of services revenue as a percentage of services revenue to decrease from fiscal year 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $29.6 million in fiscal year 2002, $33.9 million in fiscal year 2001 and $14.8 million in fiscal year 2000, representing a decrease of $4.3 million from fiscal year 2001 to fiscal year 2002 and an increase of $19.1 million from fiscal year 2000 to fiscal year 2001. Sales and marketing expenses represented 46 percent of total revenue in fiscal year 2002, 84 percent of total revenue in fiscal year 2001 and 345 percent of total revenue in fiscal year 2000. The decrease in sales and marketing expense in fiscal year 2002 from fiscal year 2001 was attributable to a reduction in sales and marketing employees, reduced travel expenses, and less commissions and lower co-operative advertising costs as a result of lower revenue. The increase in sales and marketing expense in fiscal year 2001 over fiscal year 2000 was attributable to increased personnel and related costs as a result of the Tarantella Acquisition, increased spending related to corporate branding and costs incurred for product launches. During fiscal year 2000, we expanded our internal sales and marketing staff as well as increased its marketing programs and campaigns, advertising, channel and marketing development and trade show participation. For fiscal year 2003, we anticipate that sales and marketing expenses will decrease in both absolute dollars from fiscal year 2002 as well as on a percentage of revenue basis.

        Research and Development.    Research and development expenses were $17.6 million in fiscal year 2002, $16.8 million in fiscal year 2001, and $5.0 million in fiscal year 2000, representing an increase of $0.8 million from fiscal year 2001 to fiscal year 2002 and $11.8 million from fiscal year 2000 to fiscal year 2001. Research and development costs represented 27 percent of total revenue in fiscal year 2002, 41 percent of total revenue in fiscal year 2001 and 116 percent of total revenue in fiscal year 2000. The increase in research and development expense in fiscal year 2002 over fiscal year 2001 was attributable to development work on our three operating systems, even though we had fewer engineers employed at the end of fiscal year 2002. The increase in research and development expenses from fiscal year 2000 to fiscal year 2001 was attributable to increased personnel and related costs as a result of the acquisitions of the WhatiIfLinux technology from Acrylis and operations from Tarantella as our personnel focused on the development of Linux and UNIX operating systems. For fiscal year 2003, we anticipate that research and development expenses will decrease in both absolute dollars from fiscal year 2002 as well as on a percentage of revenue basis.

        General and Administrative.    General and administrative expenses were $9.4 million in fiscal year 2002, $9.3 million in fiscal year 2001 and $6.4 million in fiscal year 2000, representing an increase of

$0.1 million from fiscal year 2001 to fiscal year 2002 and an increase of $2.9 million from fiscal year 2000 to fiscal year 2001. General and administrative expenses represented 15 percent of total revenue in fiscal year 2002, 23 percent of total revenue in fiscal year 2001 and 150 percent of total revenue in fiscal year 2000. The increase from fiscal year 2001 to fiscal year 2002 was primarily attributable to supporting our worldwide operations for the entire fiscal year, even though we had fewer administrative employees at the end of fiscal year 2002. The increase from fiscal year 2000 to fiscal year 2001 was primarily attributable to increased personnel and related costs to support our expanded operations as a result of the Tarantella Acquisition. Other increases in general and administration expense were for increased professional services and facilities costs. For fiscal year 2003, we anticipate that general and administrative expenses will decrease in both absolute dollars from fiscal year 2002 as well as on a percentage of revenue basis.

        Restructuring Charges.    During fiscal years 2002 and 2001, we recorded restructuring charges totaling $6.7 million and $3.1 million, respectively. The restructuring charges for fiscal year 2002 were comprised of termination payments made to employees in connection with reductions in headcount and the elimination of non-essential facilities. During fiscal year 2002 our headcount decreased from 543 to 340 as a result of the corporate restructurings and we closed or abandoned portions of several facilities. We did not have any restructuring charges in fiscal year 2000. The following table summarizes the activity related to the restructuring charges during fiscal year 2002 (in thousands):

	Balance as of October 31, 2001	Additions	Payments	Adjustments	Balance as of October 31, 2002
Restructuring accrual during quarter ended Oct. 31, 2001	$1,405	$—	$(1,222)	$—	$183
Restructuring accrual during quarter ended Jan. 31, 2002	—	4,292	(2,268)	(1,561)	463
Restructuring accrual during quarter ended July 31, 2002	—	2,735	(2,555)	—	180
Restructuring accrual during quarter ended Oct. 31, 2002	—	1,262	(301)	—	961

Total	$1,405	$8,289	$(6,346)	$(1,561)	$1,787

        Amortization of Goodwill and Intangibles.    During fiscal year 2002, we recorded $2.9 million for the amortization of intangible assets with finite lives. During fiscal year 2001, we recorded $10.7 million for the amortization of goodwill and intangible assets in connection with the acquisition of the assets and operations from Tarantella and the WhatIfLinux technology acquired from Acrylis, Inc. The decrease in amortization expense was attributed to a write-down of goodwill and intangibles in the fourth quarter of fiscal year 2001 that decreased the carrying value of these assets.

        Loss on Disposition and Write-down of Long-term Assets.    During fiscal year 2002, we recorded a write down of long-lived assets of $1.8 million, which primarily related to restructurings that occurred during the fiscal year. During fiscal year 2001, we determined that various assets related to the operations acquired from Tarantella and Acrylis were impaired and that the book value as of October 31, 2001 exceeded the current estimates of fair value. As a result, we recorded a $73.7 million write-down of goodwill and intangible assets. The fiscal year 2001 asset write-down was the result of significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general economic conditions, particularly in the information technology sector, a weakening of certain partner relationships, the loss of certain key executives and other factors. During fiscal year 2000, we did not have any losses or write-downs of long-term assets.

        Write-downs of Investments.    Management routinely assesses the Company's investments for impairments and adjusts the carrying amounts to estimated realizable values when impairment has occurred. During fiscal year 2002, we determined that the current carrying value of one of our investments would not be realized and a write-down was necessary. We recorded a write-down of $1.2 million related to this investment. During fiscal year 2001, we determined that the current carrying value of certain of our investments would most likely not be realized and write-downs were necessary. We recorded write-downs of $8.3 million related to these investments. The write-downs in fiscal years 2002 and 2001 were due to changes in the general economic conditions and the impact on the operations of these companies as well as a decline in overall market valuations. The Company did not have any write-downs of investments during fiscal year 2000.

        Stock-based Compensation.    In connection with stock options and shares granted to employees, we recorded stock-based compensation of $1.0 million in fiscal year 2002, $1.4 million in fiscal year 2001 and $5.2 million in fiscal year 2000. The decrease in stock-based compensation from fiscal year 2001 to fiscal year 2002 and from fiscal year 2000 to fiscal year 2001 is a result of lower compensation amounts related to recent option grants and the amortization of previously recorded stock-based compensation.

        In-process Research and Development.    In connection with the Tarantella Acquisition, we recorded a charge of $1.5 million in fiscal year 2001 for the fair value of in-process research and development. The write-off was necessary because the acquired in-process research and development related to UNIXWare 7.1.2 and Messaging Server products had not yet reached technological feasibility and had no future alternative uses. UNIXWare 7.1.2 delivered purpose-built operating system configurations designed to power departmental databases, application servers, intranet servers, mail and messaging servers and other environments specifically tailored to run telecommunications and other embedded environments. At the time of the acquisition, Tarantella had invested approximately 76 man-months of effort (or approximately $0.8 million) in the UNIXWare 7.1.2 product and anticipated 122 man-months of effort (or approximately $1.2 million) to complete UNIXWare 7.1.2. UNIXWare 7.1.2 was approximately 38 percent complete at the time of the acquisition.

        The Messaging Server product was an entirely new product, which provides messaging functionality. At the time of the acquisition, Tarantella had invested 36 man-months of effort (or approximately $0.4 million) in the Messaging Server product and anticipated 12 man-months of effort (or $0.1 million) to complete Messaging Server. Messaging Server was approximately 75 percent complete at the time of the acquisition.

        The Company did not have any charges for in-process research and development in fiscal year 2002 or fiscal year 2000.

        Cost-sharing Arrangement with Tarantella, Inc.    During August 2000 and after entering into the agreement with Tarantella to acquire the server software and professional services groups, we and Tarantella agreed that we would reimburse Tarantella for certain employee payroll and related costs. The costs for which we agreed to reimburse Tarantella were related to employees that Tarantella had identified for termination in a company-wide layoff in September 2000. We viewed these employees as a critical part of the success of the new combined company and Tarantella agreed to retain the employees if we would reimburse Tarantella for a portion of their payroll and related costs. At the time we committed to reimburse Tarantella for these employee costs, the ultimate amount was not determinable and both parties agreed that the amount would be determined prior to the completion of the acquisition. During December 2000, both parties agreed, pursuant to an amendment to the reorganization agreement, that we would reimburse Tarantella $1.5 million relating to services rendered from August though December 2000. Accordingly, during fiscal year 2001 and fiscal year 2000 we recorded $0.6 million and $0.9 million, respectively, for the cost-sharing arrangement.

Equity in Loss of Affiliate

        In May 2002, we and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative that will streamline Linux development and certification around a global, uniform distribution of Linux for business. In connection with the UnitedLinux effort, we made a non-refundable $50,000 capital contribution to UnitedLinux LLC in return for a 25 percent ownership interest in this entity. The entity's purpose is to oversee the development and provide direction to the UnitedLinux initiative. Because we have a greater than 20 percent ownership interest in this entity, the investment has been recorded using the equity method of accounting. Under the equity method, we recognize our portion of the net loss of UnitedLinux LLC in our consolidated statements of operations, which for fiscal year 2002, was estimated to be equal to our initial capital contribution.

        Until January 5, 2001, we had been accounting for our investment in Ebiz Enterprises, Inc. ("Ebiz") using the equity method of accounting. Under the equity method, we recognized our allocable portion of the net loss of Ebiz in our consolidated statements of operations. During fiscal year 2001 and fiscal year 2000, we recognized $0.6 million and $0.4 million, respectively, related to our portion of Ebiz's net loss and the amortization of the difference between our investment and the amount of underlying equity in the net assets of Ebiz. Subsequent to January 5, 2001, our investment in Ebiz was accounted for under the cost method as our ownership interest in Ebiz was diluted to less than 20 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. During fiscal year 2001, Ebiz's financial condition declined and Ebiz filed for bankruptcy protection. Accordingly, our investment was written down to $0.

Other Income (Expense), net

        Other income (expense), net, which consists principally of interest expense, interest income and other income, was $(0.2) million in fiscal year 2002, $3.5 million in fiscal year 2001 and $5.5 million in fiscal year 2000. The decrease in fiscal year 2002 from fiscal year 2001 is attributable to less interest income earned from lower cash balances. The decrease from fiscal year 2000 to fiscal year 2001 was attributable to a $2.3 million gain recognized on the sale of the electronic Linux marketplace assets during fiscal year 2000.

Provision for Income Taxes

        The provision for income taxes was $0.5 million in fiscal year 2002, $0.6 million in fiscal year 2001 and $0.1 million in fiscal year 2000. The provision for income taxes was related to earnings in foreign subsidiaries. As of October 31, 2002, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $84.3 million that expire at various dates between 2018 and 2022.

        The Company had net deferred tax assets, including net operating loss carryforwards and other temporary differences between book and tax deductions, totaling approximately $48.6 million as of October 31, 2002. A valuation allowance in the amount of $48.6 million has been recorded as of October 31, 2002 as a result of uncertainties regarding the realizability of the net deferred tax asset balance.

Dividends Related to Convertible Preferred Stock

        During fiscal year 2000, we recorded preferred stock dividends of $12.3 million. The preferred stock dividends were comprised of (i) a warrant that was sold to an investor in our Series B preferred stock and (ii) a beneficial conversion feature related to the issuance of 1.25 million shares of Series B convertible preferred stock. The estimated fair market value of the warrant was determined to be

$2.3 million using the Black-Scholes option-pricing model and the value of the beneficial conversion feature was determined to be $10.0 million.

Quarterly Results of Operations

        The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from our unaudited consolidated financial statements, which, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	January 31, 2002	April 30, 2002	July 31, 2002	October 31, 2002
	(unaudited) (In thousands, except per share data)
Fiscal Year 2002
Revenue	$17,913	$15,476	$15,384	$15,468
Gross margin	12,233	10,020	11,313	12,359
Loss from operations	(10,914)	(6,441)	(4,242)	(2,579)
Net loss to common stockholders	(11,006)	(6,631)	(4,511)	(2,729)
Basic and diluted net loss per common share	$(0.77)	$(0.47)	$(0.35)	$(0.26)
Weighted average basic and diluted common shares	14,355	14,235	12,714	10,396
	Quarter Ended
	January 31, 2001	April 30, 2001	July 31, 2001	October 31, 2001
	(unaudited) (In thousands, except per share data)
Fiscal Year 2001
Revenue	$1,054	$1,598	$18,857	$18,932
Gross margin (deficit)	(124)	(209)	12,852	12,999
Loss from operations	(10,197)	(13,194)	(19,353)	(90,892)
Net loss to common stockholders	(9,845)	(11,655)	(18,825)	(91,032)
Basic and diluted net loss per common share	$(1.00)	$(1.16)	$(1.36)	$(6.40)
Weighted average basic and diluted common shares	9,897	9,923	13,941	14,265

Fluctuations in Quarterly Results

        Factors that may affect quarterly results include:

  •
  the interest level of solution providers in recommending Linux and UNIX business solutions to end users;

  •
  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

  •
  changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the Linux and UNIX environments in particular; and

  •
  changing business attitudes toward Linux and UNIX as viable operating system alternatives to other competing systems.

        As a result of the factors listed above and elsewhere in the "Risk Factors" section of this Form 10-K, it is possible that in some future periods our results of operations may fall below management's expectations as well as the expectations of public market analysts and investors. If revenue falls below management's expectations in any quarter and we are unable to reduce spending quickly in response, operating results would be lower than expected.

Liquidity and Capital Resources

        Since inception, we have funded our operations primarily through loans from our principal stockholder, and through sales of common and preferred stock.

        Beginning in the fourth quarter of fiscal year 2001 and continuing through fiscal year 2002, management implemented significant cost reduction measures. We reduced our employees from 664 at the time of the Tarantella acquisition in May 2001 to 340 as of October 31, 2002. Our unaudited quarterly operating loss, excluding non-cash expenses and asset write-downs, has been reduced from $10,210,000 for the quarter ended October 31, 2001 to $441,000 for the quarter ended October 31, 2002. Management believes that our operations will continue to be near breakeven before non-cash expenses for the first quarter of fiscal year 2003. In December 2002, we obtained a $2,910,000 line of credit from a commercial bank. Borrowings under the line of credit are secured by a letter of credit from our principal stockholder. As a result of the cost reductions and based on forecasted revenue and availability under the line of credit, management believes that we will have sufficient cash to fund its operations through fiscal year 2003. If our actual quarterly revenue is less than forecasted, management believes additional reductions in operating expenses can be made if necessary. We have engaged an investment-banking firm to assist in obtaining additional equity or debt funding to provide additional working capital and funding for growth and expansion.

        However, there can be no assurance that we will be successful in achieving forecasted results or in obtaining additional equity or debt capital in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our principal stockholder has confirmed its intent to provide additional financial support in the form of either capital, loans, direct or indirect guarantees of loans or other direct or indirect injections of funds to enable us to continue as a going concern through November 2003.

        As of October 31, 2002, we had cash and cash equivalents of $6.6 million and a working capital deficit of $6.3 million, which included $10.1 million of deferred revenue that does not require dollar for dollar of cash to settle. Our total cash and equivalents decreased by $14.0 million from October 31, 2001 to October 31, 2002. This decrease primarily resulted from cash used in operations of $10.6 million, $5.0 million of cash used in the settlement of our $8.0 million face value note payable to Tarantella and $4.6 million of cash used to purchase shares of our common stock held by two significant shareholders, offset by $5.9 million of proceeds from available-for-sale securities.

        Cash used in operations of $10.6 million was primarily attributable to the net loss of $24.9 million partially offset by non-cash expenses of $10.1 million and cash provided by changes in operating assets and liabilities of $4.2 million. Cash used in operations declined in fiscal year 2002 primarily due to our cost-cutting actions.

        Net cash used in operations during fiscal year 2001 was $40.1 million. Cash used in operations was primarily attributed to the net loss of $131.4 million, which was offset by non-cash charges for the write-down of goodwill and intangible assets of $73.7 million, the write-down of investments of $8.3 million, the amortization of goodwill and intangibles of $10.7 million, depreciation and amortization of $2.2 million, stock-based compensation of $1.4 million, and other non-cash charges of $2.6 million. Cash used in operating activities from the changes in operating assets and liabilities was approximately $7.5 million.

        Net cash used in operating activities during fiscal year 2000 was $21.8 million. Cash used in operating activities was primarily attributed to the net loss of $26.9 million. We also paid $1.25 million to Sun Microsystems, Inc. for certain rights to license software. These uses of cash were partially offset by non-cash charges for the amortization of stock-based compensation of $5.2 million and depreciation and amortization of approximately $0.6 million.

        Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During fiscal year 2002, cash provided by investing activities was $5.3 million, which was primarily generated from the sale of $5.9 million of available-for-sale securities, offset by an investment in a non-marketable security of $0.4 million.

        Cash provided by investing activities was $23.2 million during fiscal year 2001. This consisted of $23.0 million paid, net of cash acquired, for the assets and operations from Tarantella and the WhatIfLinux technology from Acrylis as well as $1.5 million paid for the purchase of equipment. The cash uses were more than offset by proceeds from sales of available-for-sale securities, net of purchases, of $47.8 million.

        During fiscal year 2000, cash used in investing activities was $47.0 million. Approximately $53.8 million was used in purchases, net of sales, of available-for-sale securities to seek to maximize the yield on available cash balances. Additionally, during fiscal year 2000, we invested $2.0 million in the common stock of Evergreen Internet, Inc., a strategic partner, paid $3.0 million to Ebiz for 3.0 million shares of common stock and paid $1.4 million for property and equipment. We also received $15.0 million from the sale of 2.0 million shares of Lineo's common stock.

        Our financing activities used $9.0 million of cash during fiscal year 2002 and consisted primarily of a $5.0 million payment to retire the note payable to Tarantella and $4.6 million for the purchase of shares of our common stock held by two investors. These were offset by $0.3 million of proceeds received from the exercise of stock options and the purchase of shares of common stock by our employees through our employee stock purchase program of $0.3 million.

        During fiscal year 2001 our financing activities provided approximately $0.6 million of cash as a result of the exercise of vested stock options, the purchase of shares of common stock through our employee stock purchase program and from minority stockholders in our majority-owned Japanese subsidiary.

        Financing activities provided $105.3 million during fiscal year 2000. The primary sources of cash during fiscal year 2000 included net proceeds of $29.8 million received in connection with the Series B preferred stock financing completed in January 2000 and net proceeds of $71.8 million received in connection with the initial public offering in March 2000. We also received $3.0 million from a stock subscription receivable.

        Our net accounts receivable balance decreased from $16.7 million as of October 31, 2001 to $8.6 million as of October 31, 2002, primarily related to strong collection efforts and a decline in revenue for the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. The allowance for doubtful accounts was $0.3 million as of October 31, 2002, which represented approximately four percent of our gross accounts receivable balance. Our write-offs of uncollectable accounts have not been material.

        We also generate revenue in Central and South America. Historically, revenue and expenses in this region have not been significant. In recent quarters, the economies of the countries of this region have experienced significant volatility. We have reviewed our sales to customers and our accounts receivable from customers in this region and have established reserves for potential bad debts as we believe appropriate. We believe our overall exposure related to transactions in this region is not material.

        We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through fiscal year 2008. In recent corporate restructuring activities, we have partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments that will use available cash. We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, there can be no assurance that we will be successful in eliminating or reducing cash expenditures for these leases.

        The following table summarizes our contractual lease obligations as of October 31, 2002 (in thousands):

Operating Leases
Less than one year	$3,318
One to three years	5,846
Three or more years	3,958

Total payments	$13,122

        In connection with the acquisition of the server and professional services groups from Tarantella, Tarantella agreed to continue as the lessee for certain facilities in the United Kingdom that it would retain and use. We and Tarantella have completed assignment agreements for these leases and Tarantella will be the lease tenant and will have financial responsibility for these leases. However, our United Kingdom subsidiary remained on these operating leases as a second guarantor, and may be liable under these lease obligations in the event that Tarantella defaults. Future operating lease payments under these leases extend through 2020 and total $10.5 million. This potential obligation is not included in the above table.

        We do not engage in any off balance sheet financing arrangements.

Critical Accounting Policies

        Our critical accounting policies include the following:

    •
    Revenue recognition;

    •
    Income taxes and related valuation allowances;

    •
    Software development costs;

    •
    Impairment of long-lived assets; and

    •
    Allowances for doubtful accounts and product returns.

        We recognize revenue in accordance with Statement of Accounting Position ("SOP") 97-2, as amended, and Staff Accounting Bulletin ("SAB") 101. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users. For contracts involving multiple elements (i.e. delivered and undelivered products, maintenance and other services), we allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on amounts charged when such elements are sold separately. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above have been met.

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

        We have provided a valuation allowance of $48.6 million against our entire net deferred tax asset as of October 31, 2002. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income. Had different assumptions been used regarding the valuation allowance and our net deferred tax asset, our income tax provision (benefit) could have been materially different than that reported.

        Software development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Internally generated software development costs incurred after technological feasibility was established and prior to product release were not material for fiscal years 2002, 2001 and 2000. We charge our software development costs to research and development expense in its consolidated statements of operations. A change in our policy could significantly affect our future expenses related to software development.

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

        Subsequent to the acquisition of certain assets and operations from Tarantella, we experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives and other factors which indicated the recorded values of the long-lived assets were impaired. As a result, we performed a valuation of our long-lived assets as of October 31, 2001 and concluded that a $73.7 million write-down of goodwill and intangible assets was necessary. As a result of this write-down and other smaller purchase price adjustments, at October 31, 2002, we have a net remaining balance for intangible assets of $11.3 million and a net remaining balance for goodwill of $0.

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

Recent Accounting Pronouncements

        In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal year years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 during fiscal year 2003, but does not expect this statement to have an impact on our results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The provisions of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. The statement is effective for financial statements issued for fiscal year years beginning after July 1, 2002. The Company will adopt the provisions of SFAS No. 144 during fiscal year 2003, but does not expect this statement to have an impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. We have not completed an exhaustive analysis of the provisions of SFAS No. 146, but we do not expect the adoption of this statement to have a material impact upon our results of operations or financial position.

        In November 2002, the FASB released FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company will be required to adopt the provisions of FIN 45 in the first quarter of fiscal year 2003. Management of the Company does not expect the adoption of FIN 45 to have an impact on the Company's results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK

        We have foreign offices and operations primarily in Europe and Asia. As a result, a substantial portion of our revenue is derived from sales to customers outside the United States. Most of this international revenue is denominated in U.S. dollars. However, most of the operating expenses related to the foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the Euro, among others. If the U.S. dollar weakens compared to the U.K. pound sterling and the Euro, our operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations. Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates. Historically, these amounts have not been significant.

INTEREST RATE RISK

        The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. We do not borrow money for short-term investment purposes.

INVESTMENT RISK

        We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of October 31, 2002, our investments balance was approximately $0.3 million.

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

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders of
Caldera International, Inc.:

        We have audited the 2002 consolidated financial statements of Caldera International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we have audited the 2002 financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Caldera International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated November 30, 2001.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caldera International, Inc. and subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed above, the 2001 and 2000 consolidated financial statements of Caldera International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As discussed in Notes 6 and 12, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of November 1, 2001, and to retroactively reflect a one-for-four reverse stock split of the Company's common stock approved on March 4, 2002. We audited the adjustments that were applied to retroactively reflect the reverse stock split in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Caldera International, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Salt Lake City, Utah
January 27, 2003

        This report is a copy of the previously issued Arthur Andersen LLP report, which has not been reissued since Arthur Andersen LLP has ceased operations. The prior period financial statements have been revised to retroactively reflect a reverse stock split approved on March 4, 2002 and to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of November 1, 2001.

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

Arthur Andersen LLP

Salt Lake City, Utah
November 30, 2001

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,589	$20,541
Restricted cash	1,428	1,894
Available-for-sale securities	—	5,943
Accounts receivable, net of allowance for doubtful accounts of $348 and $362, respectively	8,622	16,742
Other current assets	4,483	3,438

Total current assets	21,122	48,558

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,884	5,708
Leasehold improvements	724	2,075
Furniture and fixtures	201	1,316

	4,809	9,099
Less accumulated depreciation and amortization	(2,788)	(2,983)

Net property and equipment	2,021	6,116

OTHER ASSETS:
Goodwill, net	—	2,278
Intangibles, net	11,258	15,408
Other assets, net	3,005	2,499

Total other assets	14,263	20,185

Total assets	$37,406	$74,859

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,467	$2,881
Royalty payable to Novell, Inc.	1,428	1,894
Accrued payroll and benefits	4,089	7,013
Other current liabilities	7,632	7,221
Deferred revenue	10,056	8,241
Other royalties payable	669	1,172
Current portion of note payable to Tarantella, Inc.	—	3,845
Taxes payable	1,113	1,353
Payable to Tarantella, Inc.	—	537

Total current liabilities	27,454	34,157

LONG-TERM LIABILITIES:
Note payable to Tarantella, Inc., net of current portion	—	3,724
Other long-term liabilities	1,625	2,201

Total long-term liabilities	1,625	5,925

COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 14)
MINORITY INTEREST	150	173

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 11,412 and 14,266 shares outstanding, respectively	11	14
Additional paid-in capital	214,299	217,209
Warrants outstanding	294	—
Deferred compensation	(644)	(1,290)
Accumulated other comprehensive income	510	87
Accumulated deficit	(206,293)	(181,416)

Total stockholders' equity	8,177	34,604

Total liabilities and stockholders' equity	$37,406	$74,859

See accompanying notes to consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended October 31,
	2002	2001	2000
REVENUE:
Products	$52,975	$33,878	$2,993
Services	11,266	6,563	1,281

Total revenue	64,241	40,441	4,274

COST OF REVENUE:
Products	7,558	6,966	2,063
Services	10,758	7,957	1,958

Total cost of revenue	18,316	14,923	4,021

GROSS MARGIN	45,925	25,518	253

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $89, $385, and $1,970, respectively)	29,554	33,858	14,754
Research and development (exclusive of stock-based compensation of $45, $492, and $1,146, respectively)	17,558	16,761	4,954
General and administrative (exclusive of stock-based compensation of $878, $496, and $2,100, respectively)	9,420	9,257	6,430
Restructuring charges	6,728	3,130	—
Amortization of goodwill and intangibles	2,853	10,664	—
Loss on disposition and write-downs of long-lived assets	1,796	73,700	—
Write-downs of investments	1,180	8,309	—
Stock-based compensation	1,012	1,373	5,216
In-process research and development	—	1,500	—
Cost-sharing arrangement with Tarantella, Inc.	—	602	898

Total operating expenses	70,101	159,154	32,252

LOSS FROM OPERATIONS	(24,176)	(133,636)	(31,999)

EQUITY IN LOSSES OF AFFILIATES	(50)	(648)	(387)

OTHER INCOME (EXPENSE):
Interest income	377	3,605	3,238
Interest expense	(206)	(251)	—
Other income (expense), net	(339)	151	2,306

Total other income (expense), net	(168)	3,505	5,544

LOSS BEFORE INCOME TAXES	(24,394)	(130,779)	(26,842)
PROVISION FOR INCOME TAXES	(483)	(578)	(81)

NET LOSS	$(24,877)	$(131,357)	$(26,923)

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK	$—	$—	$(12,253)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,877)	$(131,357)	$(39,176)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.93)	$(10.92)	$(4.76)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	12,893	12,024	8,231

OTHER COMPREHENSIVE LOSS
Net loss attributable to common stockholders	$(24,877)	$(131,357)	$(39,176)
Unrealized gain (loss) on available-for-sale securities	—	(356)	356
Foreign currency translation adjustment	423	143	(52)

COMPREHENSIVE LOSS	$(24,454)	$(131,570)	$(38,872)

See accompanying notes to consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Accumulated Comprehensive Income (Loss)		Accumulated Deficit
	Shares	Amount	Shares	Amount					License Fee		Total
Balance, October 31, 1999	—	$—	6,652	$7	$16,180	$(1,500)	$(2,735)	$(4)	$—	$(10,432)	$1,516
Conversion of common shares to Series A convertible preferred shares	6,596	7	(1,649)	(2)	(5)	—	—	—	—	—	—
Issuance of Series B convertible preferred shares for cash, net	5,000	5	—	—	29,787	—	—	—	—	—	29,792
Dividend related to Series B convertible preferred shares	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Dividend related to stock warrant	—	—	—	—	2,253	—	—	—	—	(2,253)	—
Issuance of common shares upon exercise of stock options	—	—	113	—	532	—	—	—	—	—	532
Issuance of common shares under employee stock purchase program	—	—	15	—	184	—	—	—	—	—	184
Issuance of common shares in exchange for investments	—	—	77	—	2,450	—	—	—	(451)	—	1,999
Distribution to majority stockholder for acquired license rights	—	—	—	—	—	—	—	—	451	(451)	—
Issuance of common shares in exchange for investment in Lineo, Inc. and distribution to majority stockholder for fair value of shares issued in excess of the carryover basis of investment	—	—	313	—	10,000	—	—	—	—	(9,999)	1
Capital contribution from majority stockholder of Lineo, Inc. common shares recorded at carryover basis	—	—	—	—	1,966	—	—	—	—	—	1,966
Sale of common shares of Lineo, Inc.	—	—	—	—	4,213	—	—	—	—	9,999	14,212
Issuance of common shares for services	—	—	4	—	134	—	—	—	—	—	134
Conversion of preferred shares to common shares	(11,596)	(12)	2,899	3	9	—	—	—	—	—	—
Issuance of common shares for cash in an initial public offering, net	—	—	1,437	2	71,780	—	—	—	—	—	71,782
Reclassification of stock subscription receivable due to subsequent receipt of cash	—	—	—	—	—	1,500	—	—	—	—	1,500
Deferred compensation related to stock option grants	—	—	—	—	5,370	—	(5,370)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,390	—	—	—	4,390
Compensation expense for modifications made to certain option grants	—	—	—	—	825	—	—	—	—	—	825
Cumulative translation adjustment	—	—	—	—	—	—	—	(52)	—	—	(52)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	356	—	—	356
Net loss	—	—	—	—	—	—	—	—	—	(26,923)	(26,923)

Balance, October 31, 2000	—	$—	9,861	$10	$155,678	$—	$(3,715)	$300	$—	$(50,059)	$102,214

See accompanying notes to consolidated financial statements.

	Common Stock
			Additional Paid-in Capital	Warrants Outstanding	Deferred Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount						Total
Balance, October 31, 2000	9,861	$10	$155,678	$—	$(3,715)	$300	$(50,059)	$102,214
Amortization of deferred compensation	—	—	—	—	1,373	—	—	1,373
Removal of deferred compensation related to termination of option holders	—	—	(1,052)	—	1,052	—	—	—
Issuance of common shares upon exercise of stock options	73	—	303	—	—	—	—	303
Issuance of common shares under employee stock purchase program	19	—	126	—	—	—	—	126
Issuance of common shares in connection with acquisitions	4,313	4	62,154	—	—	—	—	62,158
Cumulative translation adjustment	—	—	—	—	—	143	—	143
Unrealized loss on available-for-sale securities	—	—	—	—	—	(356)	—	(356)
Net loss	—	—	—	—	—	—	(131,357)	(131,357)

Balance, October 31, 2001	14,266	14	217,209	—	(1,290)	87	(181,416)	34,604
Issuance of common shares for services	30	—	113	—	—	—	—	113
Compensation expense for modifications made to certain option grants	—	—	73	—	—	—	—	73
Amortization of deferred compensation	—	—	—	—	986	—	—	986
Removal of deferred compensation related to termination of option holders	—	—	(155)	—	155	—	—	—
Reversal of compensation expense previously recorded related to termination of option holders	—	—	(565)	—	—	—	—	(565)
Issuance of common stock for services to officers and key employees	450	1	494	—	(495)	—	—	—
Issuance of common stock for prior services to former Chief Executive Officer	175	—	105	—	—	—	—	105
Issuance of common stock for the cancellation of change in control agreements	105	—	119	—	—	—	—	119
Issuance of common shares upon exercise of stock options	215	—	295	—	—	—	—	295
Issuance of common shares under employee stock purchase program	175	—	291	—	—	—	—	291
Acquisition of common shares from stockholders	(4,804)	(5)	(4,579)	—	—	—	—	(4,584)
Issuance of common shares for a note receivable	800	1	899	—	—	—	—	900
Issuance of a warrant to acquire 200,000 shares of common stock at $0.001 per share	—	—	—	294	—	—	—	294
Cumulative translation adjustment	—	—	—	—	—	423	—	423
Net loss	—	—	—	—	—	—	(24,877)	(24,877)

Balance, October 31, 2002	11,412	$11	$214,299	$294	$(644)	$510	$(206,293)	$8,177

See accompanying notes to consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Increase (Decrease) in Cash and Cash Equivalents

	Year Ended October 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,877)	$(131,357)	$(26,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition and write-downs of long-lived assets	1,796	73,700	—
Amortization of goodwill and intangibles (including $334 classified as cost of revenue)	3,187	10,664	—
Write-downs of investments	1,180	8,309	—
Depreciation and amortization	2,555	2,204	580
In-process research and development	—	1,500	—
Stock-based compensation	1,012	1,373	5,216
Equity in losses of affiliates	50	648	387
Amortization of debt discount	208	247	—
Loss on disposal of assets	—	165	—
Gain on sale of assets to Ebiz, Inc.	—	—	(2,306)
Issuance of common stock for services	113	—	135
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	8,120	(8,137)	(875)
Other current assets	(145)	(666)	(1,122)
Other assets	(1,387)	(903)	10
Accounts payable	(414)	378	1,056
Payable to Tarantella, Inc.	27	(361)	898
Payroll and related	(2,924)	2,134	398
Accrued liabilities	411	985	475
Deferred revenue	1,815	(2,849)	288
Other royalties payable	(503)	410	—
Taxes payable	(240)	297	—
Other long-term liabilities	(576)	1,194	—

Net cash used in operating activities	(10,592)	(40,065)	(21,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(206)	(1,520)	(1,443)
Acquisitions, net of acquisition costs and cash received	(100)	(23,005)	(1,732)
Purchase of available-for-sale securities	—	(5,866)	(101,989)
Proceeds from available-for-sale securities	5,943	53,629	48,188
Sale of Lineo, Inc. common stock	—	—	15,000
Investment in non-marketable securities	(350)	—	(5,000)

Net cash provided by (used in) investing activities	5,287	23,238	(46,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	—	—	74,782
Proceeds from sale of Series B convertible preferred stock, net of offering costs	—	—	29,790
Proceeds from sale of common stock through ESP program	291	126	184
Proceeds from exercise of common stock options	295	303	532
Purchase of common shares from existing stockholders	(4,584)	—	—
Repayments of long-term debt	(5,000)	—	(9)
Borrowings from majority stockholder	—	—	300
Repayment of borrowings from majority stockholder	—	—	(300)
Minority interest in subsidiary	—	173	—

Net cash provided by (used in) financing activities	(8,998)	602	105,279

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,303)	(16,225)	36,520
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	351	206	(82)
CASH AND CASH EQUIVALENTS, beginning of year	20,541	36,560	122

CASH AND CASH EQUIVALENTS, end of year	$6,589	$20,541	$36,560

See accompanying notes to consolidated financial statements.

	Year Ended October 31,
	2002	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$877	$1,313	$41
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Settlement related to Tarantella, Inc. acquisition reflected as an adjustment to the purchase price	$3,341	$—	$—
Issuance of common shares for a note receivable	$900	$—	$—
Issuance of non-interest bearing note to Tarantella, Inc. in acquisition	$—	$8,000	$—
Issuance of common shares and options in acquisitions of certain operations of Tarantella, Inc. and Acrylis, Inc.	$—	$62,158	$—
Issuance of common shares and the acquisition of a license fee for non-marketable securities	$—	$—	$1,999
Conversion of 1,649 shares of common stock to 6,596 shares of Series A convertible preferred stock	$—	$—	$7
Conversion of 6,596 shares of Series A convertible preferred stock and 5,000 shares of Series B convertible preferred stock to 2,899 shares of common stock	$—	$—	$12
Dividends related to Series B convertible preferred stock	$—	$—	$12,253
Issuance of common shares in exchange for investment in Lineo, Inc.	$—	$—	$10,000
Distribution to majority stockholder for fair value of shares issued in excess of the carryover basis of the investment in Lineo, Inc.	$—	$—	$(10,000)
Distribution to majority stockholder for license rights	$—	$—	$(451)
Contribution of additional shares of Lineo, Inc. from majority stockholder	$—	$—	$1,966
Net book value of Electronic Linux Marketplace assets exchanged for equity investment in Ebiz, Inc.	$—	$—	$(38)

See accompanying notes to consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

        The Company was originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation, on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, Caldera Systems completed an initial public offering of its common stock (see Note 12).

        Caldera Systems developed and marketed software and provided services related to the development, deployment and management of Linux-based specialized servers and internet devices. Caldera Systems sold and distributed its software and related products indirectly through distributors and solutions providers, which included value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), vertical solution providers ("VSPs") and systems integrators, as well as directly to end-user customers. These sales occurred throughout the United States and in certain international locations.

        On May 7, 2001, Caldera International, Inc. (the "Company") was formed as a holding company to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. ("Tarantella"), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the "Agreement"), dated as of August 1, 2000 as amended. Under the Agreement, the Company acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries. In connection with the formation of Caldera International, Inc., Caldera Systems was merged into Caldera International, Inc. All shares of Caldera Systems' common stock, as well as options to purchase shares of Caldera Systems' common stock, were converted into the same number of shares of common stock of the Company and options to purchase shares of common stock of the Company.

        The acquired operations from Tarantella developed and marketed server software related to networked business computing and were one of the leading providers of UNIX server operating systems. In addition, these operations provided professional services related to implementing and maintaining UNIX system software products. The acquisition provided the Company with international offices and a distribution channel with resellers throughout the world.

        The Company's business has continued to focus on developing and marketing reliable, cost-effective Linux and UNIX software products and related services for the small business market. The Company continues to market SCO OpenServer and SCO UnixWare products. Additionally, the Company recently renamed its Linux product offering to SCO Linux, powered by United Linux, to draw on the strength of the SCO brand. The Company is continuing to sell Linux and UNIX products and services to customers through an indirect, leveraged worldwide channel of partners, which includes distributors and solution providers. This worldwide distribution channel locally supports customers and resellers with minor modifications that fit their particular country's needs.

        As reflected in the accompanying consolidated financial statements, the Company incurred significant losses during the years ended October 31, 2002, 2001, and 2000 and the Company's operating activities used $10,592,000, $40,065,000 and $21,783,000 of cash during fiscal years 2002, 2001 and 2000, respectively. As of October 31, 2002, the Company has a working capital deficit of $6,332,000. Beginning in the fourth quarter of fiscal year 2001 and continuing through fiscal year 2002, management implemented significant cost reduction measures. The Company reduced its employees from 664 at the time of the Tarantella acquisition in May 2001 to 340 as of October 31, 2002. The Company's unaudited quarterly operating loss, excluding non-cash expenses and asset write-downs, has been reduced from $10,210,000 for the quarter ended October 31, 2001 to $441,000 for the quarter ended October 31, 2002.

        Management believes that the Company's operations will continue to be near breakeven before non-cash expenses for the first quarter of fiscal 2003. In December 2002, the Company obtained a $2,910,000 line of credit from a bank. Borrowings under the line of credit are secured by a letter of credit from the Company's principal shareholder. As a result of the cost reductions and based on forecasted revenue and availability under the line of credit, management believes that the Company will have sufficient cash to fund its operations through fiscal 2003. If the Company's actual quarterly revenue is less than forecasted, management believes additional reductions in operating expenses can be made if necessary. The Company has engaged an investment-banking firm to assist in obtaining additional equity or debt funding to provide additional working capital and funding for growth and expansion.

        However, there can be no assurance that the Company will be successful in achieving forecasted results or in obtaining additional equity or debt capital in amounts or on terms acceptable to the Company. If sufficient funds are not available or are not available on acceptable terms, the Company's principal stockholder has committed to provide additional financial support to enable the Company to continue as a going concern through November 2003.

        On August 26, 2002, Caldera International, Inc. announced that it will change its name to The SCO Group, Inc. ("SCO"), pending shareholder approval at the annual stockholders' meeting to be held later in fiscal year 2003. The name change is in response to the continuing brand recognition related to the SCO OpenServer and SCO UNIXWare product lines.

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

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates. The fair values of available-for-sale securities are determined using quoted market prices for these securities.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and it's wholly and majority-owned operating subsidiaries after all intercompany balances and transactions have been eliminated.

        The following table lists the Company's subsidiaries, location and ownership interest:

Subsidiary	Location	Ownership Interest
SCO Operations, Inc. (formerly Caldera Systems, Inc.)	United States	Wholly-owned
SCO Global, Inc. (formerly Caldera Global, Inc.)	United States	Wholly-owned
The SCO Group, Ltd. (formerly Caldera Europe, Ltd.)	United Kingdom	Wholly-owned
SCO Japan, Ltd. (formerly Caldera KK)	Japan	Majority-owned
SCO Canada, Inc.	Canada	Wholly-owned
The SCO Group (Deutschland) GmbH (formerly The Santa Cruz Operation (Deutschland) GmbH)	Germany	Wholly-owned
The SCO Group (France) Sarl (formerly The Santa Cruz Operation (France) Sarl)	France	Wholly-owned
The SCO Group (Italia) Srl (formerly The Santa Cruz Operation (Italia) Srl)	Italy	Wholly-owned

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper or other short-term debt instruments.

Restricted Cash and Royalty Payable to Novell, Inc.

        The Company has an arrangement with Novell, Inc. ("Novell") in which it acts as an administrative agent in the collection of royalties for customers who deploy SVRx technology. Under the agency agreement, the Company collects all customer payments and remits 95 percent of the collected funds to Novell and retains 5 percent as an administrative fee. The Company records the 5 percent administrative fee as revenue in its consolidated statements of operations. The accompanying October 31, 2002 and 2001 consolidated balance sheets reflect the amounts collected related to this agency agreement but not yet remitted to Novell of $1,428,000 and $1,894,000, respectively, as restricted cash and royalty payable to Novell. The October 31, 2001 balances were reclassified from cash and equivalents and other royalties payable to conform to the current year presentation.

Available-for-Sale Securities

        Available-for-sale securities as of October 31, 2001 included investments in debt securities such as commercial paper, treasury notes and bonds. Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. As of October 31, 2002, the Company had no available-for-sale securities.

Inventories

        Inventories consist primarily of completed software products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2002, and 2001, inventories amounted to $144,000 and $206,000, respectively. Inventories are included in other current assets in the accompanying consolidated balance sheets.

        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Capitalized Software Costs

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs incurred after technological feasibility was established and prior to product release were not material for fiscal years 2002, 2001 and 2000. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Revenue Recognition

        The Company's revenue is primarily from two sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue, primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, primarily from providing software updates, support and education and consulting services to end users.

        Prior to the acquisition of the OpenServer and UnixWare product lines from Tarantella, substantially all of the Company's revenue was derived from sales of Linux products and related services. Currently, over 95 percent of the Company's total revenue is derived from UNIX-related products and services.

        The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

        For contracts involving multiple elements (i.e., delivered and undelivered products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on amounts charged when such elements are sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above have been met.

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

Royalty Costs

        Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in prepaid expenses and recorded as cost of revenue when the related products are sold. During fiscal years 2002, 2001 and 2000, the Company incurred $1,552,000, $1,989,000 and $338,000, respectively, of royalty expense.

Sales and Marketing Expenses

        Sales and marketing expenses consist of the following: advertising, channel promotions, marketing development funds, promotional activities, public relations, trade shows and the salaries, commissions and related expenses of all personnel involved in the sales process. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expenses totaled $1,698,000, $2,964,000 and $1,508,000 for fiscal years 2002, 2001 and 2000, respectively.

Cooperative Advertising

        The Company reimburses certain qualified resellers and distributors for a portion of the advertising costs related to their promotion of the Company's products. The Company's liability for reimbursement is accrued at the time revenue is recognized as a percentage of the reseller's or distributor's net revenue derived from the Company's products. For fiscal years 2002, 2001 and 2000, cooperative advertising expense totaled $2,054,000, $2,338,000 and $1,219,000, respectively. The advertising cost reimbursements are recorded as sales and marketing expense in the accompanying consolidated statements of operations.

Stock-based Compensation

        The Company accounts for stock options issued to directors, officers and employees under APB 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock.

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided as necessary.

Comprehensive Income

        Comprehensive income consists of net loss, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale securities and is presented in the accompanying consolidated statements of operations and comprehensive loss.

Hedging of Foreign Currency Transactions

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

        The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. As of October 31, 2002, the Company had one foreign exchange contract with a maturity of 12 days to purchase an aggregate of 638,000 United Kingdom pounds for 1,000,000 U.S. dollars.

Net Loss per Common Share

        The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," and Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon the conversion of Series A and Series B convertible preferred stock for periods during which they were outstanding. For fiscal years 2002, 2001 and 2000, 4,374,000, 3,099,000 and 1,582,000 common share equivalents, respectively, were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(3) ACQUISITIONS

Tarantella

        On May 7, 2001, the Company acquired certain assets, liabilities and operations from Tarantella in exchange for: (i) the issuance of 4,000,000 shares of common stock (400,000 of which were held in escrow for a one-year period); (ii) the issuance of options to purchase up to an aggregate of 415,000 shares of the Company's common stock in exchange for options to purchase Tarantella common stock previously held by individuals who became employees of the Company; (iii) $23,000,000 in cash, including the forgiveness of $7,000,000 previously advanced to Tarantella; and (iv) a non-interest bearing promissory note in the amount of $8,000,000 due in quarterly installments of $2,000,000 beginning July 2002. In addition, if the OpenServer line of business generates revenue in excess of specified thresholds during the three-year period following the acquisition, the Company would pay Tarantella 45 percent of such excess revenue. The following table summarizes the components of the consideration paid to Tarantella (in thousands, except per share data):

Consideration paid:
Fair value of common stock (4,000 shares at $13.88 per share)	$55,520
Fair value of options to purchase 415 shares of common stock issued in exchange for 3,323 outstanding Tarantella options	4,201
Cash	23,000
Note payable (discounted at 6.5%)	7,322
Direct expenses	3,744

Total consideration	$93,787

        The Company calculated the $13.88 per share price used in the computation of total consideration for the common stock by taking the closing stock price for the two days before, the day of, and the two days after the signing of the final amendment to the Agreement. The per share value calculated for each option exchanged was $10.12 and was calculated using the Black-Scholes option pricing model using the following assumptions: term of 2.5 years, volatility of 134 percent, dividend yield of 0 percent and a discount rate of 5 percent.

        The Company accounted for the acquisition of the assets and operations from Tarantella using the purchase method of accounting. Under this method, the total purchase price, including direct fees and expenses, was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values. The following table summarizes the allocation of the consideration to the tangible and intangible assets acquired and liabilities assumed (in thousands):

Purchase price allocation:
Liabilities assumed net of tangible assets acquired	$(5,482)
Accrual for severance payments, non-essential facilities and related costs	(3,011)
Intangible assets acquired:
Distribution/reseller channel	26,700
Existing technology (consisting primarily of UNIXWare and OpenServer)	5,800
Acquired in-process research and development	1,500
Trade name and trademarks	800
Distribution agreement	1,400
Goodwill	66,080

Total	$93,787

        A one-time charge of $1,500,000 related to the fair value of the in-process research and development was recorded during fiscal year 2001. The write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses. Engineering efforts were focused on developing the UNIXWare 7.1.2 and Messaging Server products. UNIXWare 7.1.2 was expected to deliver purpose-built operating system configurations designed to power departmental databases, application servers, intranet servers, mail and messaging servers and other environments specifically tailored to run telecommunications and other embedded environments. At the time of the acquisition, Tarantella had invested approximately 76 man-months of effort (or $741,000) in the UNIXWare 7.1.2 product and anticipated 122 man-months of effort (or $1,187,000) to complete UNIXWare 7.1.2. UNIXWare 7.1.2 was estimated to be approximately 38 percent complete at the time of the acquisition.

        The Messaging Server product was an entirely new product, which provides messaging functionality. At the time of the acquisition, Tarantella had invested approximately 36 man-months of effort (or $352,000) in the Messaging Server product and anticipated 12 man-months of effort (or $117,000) to complete Messaging Server. Messaging Server was estimated to be approximately 75 percent complete at the time of the acquisition.

        As discussed above in Note 2, the Company determined that various assets related to the acquired operations from Tarantella were impaired as of October 31, 2001, and accordingly wrote-down these assets to their fair value.

WhatIfLinux Technology from Acrylis, Inc.

        On May 3, 2001, the Company acquired the WhatIfLinux technology from Acrylis, Inc. ("Acrylis"). WhatIfLinux technology provides Open Source users and system administrators with Internet-delivered tools and services for software management. In consideration for the assets acquired from Acrylis, the Company issued 312,500 shares of common stock with a market price of $7.80 per share, or $2,438,000, paid $1,000,000 in cash and incurred $100,000 in direct expenses. The Company has accounted for the acquisition of the WhatIfLinux technology using the purchase method of accounting. The allocation of the consideration paid for the WhatIfLinux technology consisted of assigning $2,968,000 to purchased technology and $470,000 to goodwill. The acquired technology is being amortized over a two-year life.

        As discussed above in Note 2, the Company determined that various assets related to the acquired operations from Acrylis were impaired as of October 31, 2001, and accordingly wrote-down these assets to their fair value.

(4) OTHER CURRENT ASSETS

        Other current assets include the following as of October 31, 2002 and 2001 (in thousands):

	2002	2001
VAT receivable	$1,556	$895
Prepaid expenses	1,273	1,201
Other	1,654	1,342

Total	$4,483	$3,438

(5) PROPERTY AND EQUIPMENT

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

        Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

        Depreciation and amortization expense was $2,555,000, $2,204,000 and $580,000 during fiscal years 2002, 2001 and 2000, respectively.

        During fiscal year 2002, the Company had the following property retirements and dispositions that were primarily the result of corporate restructurings (in thousands):

	Cost	Accumulated Depreciation and Amortization	Loss on Disposition
Computer and office equipment	$2,338	$1,261	$1,077
Leasehold improvements	1,437	1,152	285
Furniture and fixtures	1,121	687	434

Total	$4,896	$3,100	$1,796

(6) GOODWILL AND INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment. The Company adopted SFAS No. 142 on November 1, 2001, the beginning of fiscal year 2002. All of the Company's identifiable intangible assets other than goodwill are deemed to have finite lives and are amortized over their remaining useful lives.

        Goodwill and intangible assets are the result of the acquisition of certain assets and operations from Tarantella and the acquisition of the WhatIfLinux technology from Acrylis, Inc. Subsequent to the acquisition of certain assets and operations from Tarantella (see Note 3), the Company experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives, and other factors which indicated the recorded values of the long-lived assets were impaired. As a result, the Company performed a valuation of its long-lived assets as of October 31, 2001 and concluded that a $73,700,000 write-down of goodwill and intangible assets was necessary.

        The following table summarizes the write-down for each of the Company's intangible assets and goodwill during fiscal year 2001 (in thousands):

	Estimated Useful Life	Net Book Value (prior to write- down)	Estimated Fair Market Value	Write-down
Intangible assets acquired:
Distribution/reseller channel	5 years	$24,030	$12,400	$11,630
Existing technology—Tarantella	5 years	5,220	1,800	3,420
Existing technology—Acrylis	2 years	2,225	930	1,295
Distribution agreement	5 years	1,260	—	1,260
Trade name and trademarks	5 years	720	278	442
Goodwill	Indefinite	57,931	2,278	55,653

Total		$91,386	$17,686	$73,700

        Upon adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. The following table summarizes the remaining components of amortized intangible assets and their useful lives as of October 31, 2002 (in thousands):

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Distribution/reseller channel	5 years	$11,626	$2,354	$9,272
Acquired technology—Tarantella	5 years	1,687	341	1,346
Acquired technology—Acrylis	2 years	871	439	432
Trade name and trademarks	5 years	261	53	208

Total intangible assets		$14,445	$3,187	$11,258

        Amortization expense related to goodwill and other intangible assets was $3,187,000 (including $334,000 classifies as cost of product revenue), $10,664,000 and $0 for fiscal years 2002, 2001 and 2000, respectively.

        SFAS No. 142 requires transitional disclosures of previously reported net loss and net loss per share, as adjusted, to exclude amortization of goodwill which would not have been recorded under SFAS No. 142. The following information with respect to fiscal years 2001 and 2000 has been included as a result of the adoption of SFAS No. 142 in fiscal year 2002 (in thousands):

	Year Ended October 31, 2001		Year Ended October 31, 2000
		(per share)		(per share)
Net loss as reported	$(131,357)	$(10.92)	$(39,176)	$(4.76)
Amortization of goodwill	6,669	0.55	163	0.02

Adjusted net loss	$(124,688)	$(10.37)	$(39,013)	$(4.74)

        Pursuant to SFAS No. 142, the Company is required to test its intangible assets for impairment at least annually. The Company performed an initial impairment test as of November 1, 2001, and again as of October 31, 2002 and concluded that no impairment needed to be recognized.

(7) OTHER ASSETS

        As of October 31, 2002, other assets consisted primarily of a note receivable from and an advance to Vista.com discussed below, prepaid royalties, deposits and an investment in a joint venture in China.

Vista.com

        During August 2002, the Company entered into a license agreement with Community IQ.com d/b/a Vista.com ("Vista"). Under the agreement, the Company acquired an exclusive license from Vista to sell and market Vista's web services solutions for the small business market. The Company prepaid $100,000 of royalties under the license agreement and also advanced another $250,000 to Vista in connection with a right to purchase 3,312,737 shares of Vista's Series C convertible preferred stock for $500,000 (see below). Additionally, the Company acquired a $1,000,000 convertible note receivable payable by Vista from Vista's founder in exchange for 800,000 shares of the Company's common stock with an estimated fair market value of $900,000 and $100,000 in cash. The $1,000,000 note receivable is due on August 15, 2003, bears interest at 8 percent payable at maturity and is convertible at the Company's option into a 20 percent fully diluted interest in Vista.

        In December 2002, the Company and Vista entered into the Stock Purchase Agreement, pursuant to which the Company acquired 3,312,737 shares of Vista's Series C preferred stock for $500,000. The 3,312,737 shares of Series C preferred stock of Vista represent a 10 percent fully diluted interest in Vista. The $250,000 advance as of October 31, 2002 was applied toward the purchase. Additionally, the Company and Vista entered into an Agreement and Plan of Merger pursuant to which the Company received an option through March 31, 2003 for no additional consideration to acquire the remaining 70 percent ownership interest of Vista in exchange for 2,500,000 shares of the Company's common stock. The Company also received the right to representation on Vista's board of directors.

(8) EQUITY INVESTMENT IN EBIZ ENTERPRISES, INC.

        On September 15, 2000, the Company sold to Ebiz Enterprises, Inc. ("Ebiz") the rights, title and interest in and to all of the intellectual property and assets comprising the Company's Electronic Linux Marketplace concept (the "ELM assets"). The Company transferred assets with a net book value of $38,000 as well as cash of $3,000,000 for 4,000,000 shares of Ebiz common stock. The Company could have received up to 4,000,000 additional shares of Ebiz common stock, depending upon the amount of gross revenue generated by the ELM assets during the twelve-month period ended December 15, 2001. No additional shares were received under the earn-out provision.

        The Company accounted for its interest in Ebiz using the equity method of accounting due to its ability to exercise influence on Ebiz. Under the equity method, the Company recognizes its portion of the net income or net loss of Ebiz in its consolidated statements of operations. During fiscal years 2001 and 2000, the Company recognized $431,000 and $224,000, respectively, in its statements of operations that represented its portion of Ebiz's net losses.

        In addition, because Ebiz had a stockholders' deficit at the time of the Company's investment, the Company was amortizing on a straight-line basis, the difference between its investment and the amount of underlying equity in the net assets of Ebiz, which was calculated as follows (in thousands, except per share amounts):

Fair value of Ebiz shares received (4,000 shares at $1.60 per share)	$6,400
Less portion of gain deferred due to the Company's continuing ownership interest	(1,056)

Basis of recorded investment	5,344
The Company's portion of Ebiz deficit	1,162

$6,506

        The Company allocated this difference to goodwill and was amortizing this amount on a straight-line basis over five years. At the time of the investment, Ebiz had no other substantial identifiable intangible assets. During fiscal years 2001 and 2000, the Company recognized $217,000 and $163,000, respectively, in its statements of operations that represented this amortization.

        On January 5, 2001, the Company's ownership interest in Ebiz was diluted to approximately 12 percent as a result of Ebiz issuing new shares in connection with an acquisition and the conversion of convertible securities. As a result of these transactions, on January 5, 2001, the Company discontinued the use of the equity method of accounting for its investment in Ebiz. Subsequent to January 5, 2001, the Company accounted for the investment in Ebiz as an available-for-sale security in accordance with SFAS No. 115. Under SFAS No. 115, the Company carried its investment at fair market value using quoted trading prices and recorded any unrecognized gains or losses as a component of other comprehensive income (loss).

        During the year ended October 31, 2001, the Company determined that the quoted trading price of the Ebiz common stock on the Over the Counter Bulletin Board was not reflective of the realizable value of the Company's investment in Ebiz. During fiscal year 2001, Ebiz's financial condition declined and on September 7, 2001, Ebiz filed for Chapter 11 bankruptcy protection. Accordingly, the investment was written down to $0 resulting in an impairment charge of $4,309,000.

(9) INVESTMENTS IN NON-MARKETABLE SECURITIES

        The Company accounts for each of its investments in non-marketable securities under the cost method, if the Company owns less than 20 percent of the outstanding voting securities and has no ability to exercise influence over the entities or under the equity method if the Company owns 20 percent or more of the outstanding voting securities or has the ability to influence operations. The Company's investments to date have consisted of investments in the common stock of other technology companies, including Evergreen Internet, Inc. ("Evergreen"), Troll Tech AS ("Troll Tech") and Lineo, Inc. ("Lineo"). In connection with the Company's acquisition of the server and professional services groups from Tarantella, it acquired a 30 percent ownership interest in a joint venture in China.

Evergreen

        In January 2000, the Company and Evergreen entered into a master agreement which set forth the terms and conditions of a business alliance. The Company acquired approximately 370,000 shares of common stock of Evergreen for $2,000,000, and Evergreen transferred 222,000 additional shares of its common stock to the Company in exchange for 50,000 shares of the Company's common stock.

        The Company recorded its investment in Evergreen at cost, based on the cash consideration paid by the Company and the estimated fair market value of the Company's common stock on the date of the agreement of $32.00 per share. The Company determined that the estimated fair value of the

Company's common stock was more clearly evident of the value of the transaction since Evergreen is a privately owned company. In management's opinion, the consideration exchanged by the Company for the common shares of Evergreen was equal to the fair value of the shares acquired. The Evergreen investment was accounted for using the cost method.

Troll Tech

        In December 1999, the Company and The Canopy Group, Inc. ("Canopy") entered into an agreement with Troll Tech AS and its stockholders. Pursuant to the agreement, the Company acquired 159 shares of common stock of Troll Tech (approximately 2 percent of Troll Tech's outstanding common stock) in exchange for approximately 26,000 shares of the Company's common stock, and Canopy acquired 398 shares of common stock of Troll Tech in exchange for $1,000,000, payable in monthly installments of $100,000. The agreement also granted to Canopy and its affiliates certain license rights with respect to Troll Tech's software. To date, the Company has not sold any products that incorporate Troll Tech's technology and has not paid any royalties to Troll Tech.

        The Company recorded its investment in Troll Tech's common stock at $400,000, based on the cash price per share paid by Canopy. The Company determined that the cash price per share paid by Canopy was the most reliable evidence of the value of Troll Tech's common stock. The difference between the estimated fair value of the approximately 26,000 shares of the Company's common stock at $32.00 per share of $851,000 and the $400,000 investment was recorded as a license fee. The license fee was classified as contra-equity and was subsequently reflected as a distribution to Canopy because the license rights were used by Canopy and its affiliates.

Lineo

        In January 2000, the Company and Lineo entered into a stock purchase and sale agreement. As of January 2000, both Lineo and Caldera Systems were majority owned by Canopy. Pursuant to the stock purchase agreement, the Company acquired 3,238,000 shares of common stock of Lineo (approximately 17 percent of Lineo's outstanding voting stock) in exchange for 312,500 shares of the Company's common stock.

        Because Lineo was also majority owned by Canopy, the investment in Lineo was accounted for as a transaction between entities under common control with the transfer being reflected in the Company's consolidated financial statements at Lineo's carry over basis. At the date of the agreement, Lineo had a stockholders' deficit of which approximately $150,000 was associated with the 17 percent interest the Company acquired. Accordingly, the investment was recorded at a nominal value of $1.00 because the Company did not have any obligation to provide additional funding to Lineo. The Company recorded the estimated fair value of the shares of its common stock issued to Lineo at $10,000,000 with the difference between the $10,000,000 and the $1.00 investment recorded as a distribution to Canopy.

        On May 11, 2000, Canopy transferred 1,762,000 shares of Lineo's common stock held by Canopy to the Company. This transfer was reflected as a capital contribution by Canopy at Lineo's carry over basis of $1,966,000. As a result of this transaction, the Company had a total of 5,000,000 shares of Lineo's common stock (approximately 14 percent of Lineo's outstanding voting stock).

        On August 31, 2000, the Company, Canopy and Metrowerks Holdings, Inc. ("Metrowerks"), an affiliate of Motorola, Inc., entered into a Stock Purchase and Sale Agreement whereby the Company and Canopy sold 2,000,000 and 1,000,000 shares, respectively, of common stock of Lineo to Metrowerks at $7.50 per share. Prior to this transaction, the Company, Canopy and Lineo had no relationship with

Metrowerks; however, Motorola, Inc. was a preferred stockholder of Lineo. The Company received the $15,000,000 of proceeds from the sale in October 2000.

Investment Impairments

        Management routinely assesses the Company's investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred. During fiscal year 2001, management determined that the carrying value of the investment in Evergreen of $3,600,000 and Troll Tech of $400,000 would most likely not be recoverable, and both investments were written down to $0. As discussed above in Note 8, the remaining investment in Ebiz of $4,309,000 was also written down to $0. These write-downs totaled $8,309,000 for fiscal year 2001. During fiscal year 2002, management determined that the remaining investment balance for Lineo of $1,180,000 would not be realized and the investment was written down to $0. As of October 31, 2002, the Company's remaining investments balance was $341,000 and was recorded in other assets and was related to its 30 percent ownership interest in a China joint venture.

(10) OTHER CURRENT LIABILITIES

        As of October 31, 2002 and 2001, other accrued liabilities consisted of the following (in thousands):

	2002	2001
Accrual for unvouchered payables	$1,824	$1,700
Co-operative advertising	1,630	1,335
Restructuring accrual—current portion	1,113	1,221
Other	3,065	2,965

Total	$7,632	$7,221

(11) NOTE PAYABLE TO TARANTELLA, INC.

        As discussed in Note 3, the Company issued to Tarantella an unsecured, non-interest bearing promissory note in the amount of $8,000,000. Four quarterly payments of $2,000,000 were payable to Tarantella beginning in the Company's third quarter of fiscal year 2002. Because the promissory note was non-interest bearing, the promissory note was recorded at a discount using an interest rate of 6.5 percent. As of October 31, 2001, the current portion of the note payable was $3,845,000, which represented the discounted value of the two payments that were to be paid during fiscal year 2002. The remaining two payments were to be made during fiscal year 2003.

        On March 28, 2002, the Company completed an agreement with Tarantella to settle certain matters related to the acquisition of Tarantella's server and professional services divisions. In connection with the settlement, the parties agreed that the Company would pay $5,000,000 as total settlement of the $8,000,000 face value note payable, and Tarantella would pay the Company $564,000 for operating costs incurred and paid by the Company that related to Tarantella's operations. Prior to the settlement, the collectibility of these items from Tarantella was uncertain, and therefore, the amounts had been expensed as incurred by the Company. The difference between the carrying value of the note payable of $7,777,000 and the $5,000,000 payment, along with the $564,000 expense reimbursement, have been recorded as an adjustment to the purchase price paid by the Company to Tarantella. As a result, goodwill was reduced from $2,278,000 to $0, and intangible assets were reduced by $1,063,000.

(12) STOCKHOLDERS' EQUITY

Reincorporation as a Delaware Corporation

        On March 6, 2000, Caldera Systems reincorporated in Delaware. The reincorporation into Delaware was effected by way of a merger with a newly formed Delaware subsidiary and the associated issuance of one share of common stock of the subsidiary for each share of common stock of Caldera Systems held by stockholders of record. Additionally, stockholders of record of Series A and Series B preferred stock received shares of Series A and Series B preferred stock of the newly formed company.

Initial Public Offering

        In March 2000, Caldera Systems complete the sale of an aggregate of 5,000,000 shares of its common stock (pre-split) at a price of $14.00 per share (pre-split) in its initial public offering. On April 17 2000, the underwriters exercised an over allotment option for an additional 750,000 shares (pre-split) at a price of $14.00 per share (pre-split).

Reverse Stock Split

        On December 17, 2001, the Company's board of directors approved a one-for-four reverse stock split for holders of common stock. On March 4, 2002, the stockholders approved this reverse stock split and the Company's authorized shares were reduced from 200,000,000 shares to 50,000,000 shares consisting of 5,000,000 shares of preferred stock and 45,000,000 shares of common stock. The outstanding common shares were reduced from 57,715,000 shares to 14,428,750 shares. The reverse stock split of common shares has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented, unless otherwise indicated. No adjustments have been made to preferred shares of preferred prices per share.

Preferred Stock

        As of October 31, 2002, the Company has 5,000,000 authorized shares of preferred stock and none outstanding. The Company's board of directors is authorized, without stockholder approval, to designate and determine the preferences, limitations and relative rights granted to or imposed upon each share of preferred stock that are not fixed by the Company's articles of incorporation, as amended.

        On December 30, 1999, the Company's stockholders approved articles of amendment to the Company's articles of incorporation which designated 6,596,000 shares as Series A Convertible Preferred Stock ("Series A") and 5,000,000 shares as Series B Convertible Preferred Stock ("Series B"). The Series A and B shares had initial stated values per share of $4.03 and $6.00, respectively, and ranked on parity with each other and prior to any other class or series of capital stock of the Company with respect to dividend rights, rights upon liquidation, winding up or dissolution, and redemption rights. The Series A and B shares were entitled to receive, when, as and if declared by the board of directors, cumulative and accruing preferential dividends at eight percent per annum, compounded annually, based on the stated value per share; provided, however, solely for dividend purposes the Series A stated value per share was deemed to be $6.00. Any holder of Series A or B shares could convert all or any shares of Series A or B into common shares and each share of Series A or B automatically converted into common shares immediately prior to the closing of a firm commitment underwritten public offering of at least $25,000,000, as defined. Each Series A and B share initially converted into one share of common stock. The holders of Series A and B shares were entitled to vote on all matters submitted to the stockholders of the Company, including the election of directors, together with the holders of common stock voting together as a single class. Each share of Series A and B was entitled to one vote for each share of common stock that would be issuable upon conversion of such share.

        In connection with the Company's initial public offering, all then outstanding preferred stock was converted to common stock on March 20, 2000.

Conversion of Common Shares into Series A Shares

        Prior to the offering of Series B shares discussed below, on December 30, 1999, the Company entered into a Conversion Agreement with its two major stockholders, Canopy and MTI Technology Corporation ("MTI"). These two stockholders held 99 percent of the outstanding shares of the Company's common stock at December 30, 1999. Pursuant to the Conversion Agreement, the Company converted 6,596,000 shares (pre-split) of outstanding common stock held by Canopy and MTI into 6,596,000 shares of Series A.

Issuance of Series B Shares

        On December 30, 1999, the Company's board of directors authorized the issuance of 5,000,000 shares of Series B convertible preferred stock at $6.00 per share with the rights, preferences, privileges and restrictions as described above. On January 10, 2000, the 5,000,000 shares were sold for net proceeds of $29,787,000.

        Each share of Series B was immediately convertible to one share of common stock (pre-split) upon issuance. During the year ended October 31, 2000, the Company recorded a dividend related to the Series B in the amount of $10,000,000 representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the conversion price of $6.00 per share and the estimated fair value of the common stock of $8.00 per share (pre-split) for financial reporting purposes based on the estimated price range for the Company's IPO. The Company's board of directors determined that the $6.00 per share price for the Series B preferred stock represented their estimate of the fair value of the Series B at the time sold and that the Series B were not issued for other consideration or goods and services.

Warrant Agreement Between Canopy and Series B Preferred Stockholder

        In connection with the Series B offering, Canopy and Egan-Managed Capital, L.P. ("EMC"), one of the investors in the Series B offering, entered into an agreement wherein Canopy agreed to purchase the shares of Series B purchased by EMC if EMC did not receive a warrant in a satisfactory form to EMC to purchase approximately 416,000 shares (pre-split) of the Company's common stock from Canopy. On March 13, 2000, Canopy sold to EMC a warrant for $10,000 to purchase 416,000 shares (pre-split) of the Company's common stock held by Canopy at $5.98 per share (pre-split) for a two-year period. Upon exercise of the warrant, all proceeds will be paid to Canopy. Since the sale of this warrant directly related to the issuance of the Series B, the Company accounted for this transaction as if the Company had sold the warrant to EMC with an offsetting contribution to capital. Accordingly, the Company recorded the fair value of the warrant of $2,253,000, determined using the Black-Scholes option-pricing model, as a beneficial conversion feature reflected as a dividend related to the Series B during the year ended October 31, 2000. Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $8.00 per share (pre-split); risk-free interest rate of 6 percent; expected dividend yield of 0 percent; volatility of 118 percent; and expected exercise life of two years.

Warrant Agreement with Morgan Keegan

        In August 2002, the Company entered into an agreement with Morgan Keegan & Company ("Morgan Keegan") to act as an exclusive financial advisor to assist the Company in its analysis, consideration and if appropriate, execution of various financial and strategic alternatives available to it including, but not limited to, securing additional equity and/or debt capital and potential strategic transactions including mergers, acquisitions and joint ventures.

        In consideration for the services provided, the Company issued to Morgan Keegan a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.01 per share. Morgan Keegan was granted demand registration rights to have the Company use its best efforts to register the shares upon exercise of the warrant. In the event that the Company is successful in raising equity, it will have a contingent fee owed to Morgan Keegan for six percent of the principal amount of the financing. If the Company is successful in raising mezzanine financing (convertible debt) and/or senior debt, it will have a contingent fee owed to Morgan Keegan of three percent and one percent, respectively, of the amounts borrowed. In the event that the Company is successful in completing an acquisition, it will have a contingent fee owed to Morgan Keegan for the greater of two percent of the transaction value or $250,000.

        During August 2002, the Company and Morgan Keegan executed the warrant agreement. Upon execution of the warrant agreement, the Company recorded the fair value of the warrant of $294,000 as stock-based compensation, determined using the Black-Scholes option-pricing model. Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $1.47 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 145 percent; and expected exercise life of three months.

        Subsequent to October 31, 2002, Morgan Keegan exercised the warrant agreement.

Stock Option Plan

        During fiscal year 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") that provided for the granting of nonqualified stock options to purchase shares of common stock. Under the 1998 Plan, the Company could grant up to 1,250,000 options to employees, non-employee members of the board of directors or consultants who provide services to the Company. Options granted under the 1998 Plan are subject to expiration and vesting terms as determined by a committee of the Company's board of directors. No options can expire more than ten years from the date of grant. The exercise price for the options may be paid in cash or in shares of the Company's common stock if held by the optionee for more than six months. The options may also be exercised through a broker arranged same-day sale program without any cash outlay by the optionee. At October 31, 2002, there are no shares of common stock available for future grants under the 1998 Plan.

        On December 1, 1999, the Company's board of directors approved the 1999 Omnibus Stock Incentive Plan (the "1999 Plan"), which is intended to serve as the successor equity incentive program to the 1998 Plan. The compensation committee of the board of directors administers the 1999 Plan. The 1999 Plan allows for the grant of awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted shares, phantom stock and stock bonuses. Awards may be granted to individuals in the Company's employ or service. The 1999 Plan initially increased the aggregate number of shares available for issuance under both plans to 1,675,000 shares and designated that 175,000 shares be used as director incentives. As of October 31, 2002, there were 596,000 shares available for grant under the 1999 Plan.

        In addition, the board and stockholders have approved amendments to the 1999 Plan that effected the following changes: (i) established an automatic share increase feature pursuant to which the number of shares available for issuance under the 1999 Plan will automatically increase, beginning with the 2000 calendar year, as of November 1 of each year, by 3 percent of the total number of shares of common stock outstanding on the previous October 31st, and (ii) added a formula awards program pursuant to which directors of the Company are automatically granted options to purchase shares of common stock at specified times. The stockholders have approved all amendments.

        A summary of stock option activity under the 1998 and 1999 Plans for the years ended October 31, 2002, 2001 and 2000 is as follows (in thousands, except per share amounts):

	Options	Price Range	Weighted Average Exercise Price
Balance, October 31, 1999	741	$4.00 — $ 4.52	$4.16
Granted	1,113	4.52 — 59.00	26.12
Exercised	(113)	4.00 — 24.00	4.72
Forfeited	(196)	4.00 — 38.00	19.92

Balance, October 31, 2000	1,545	4.00 — 59.00	17.92
Granted	2,249	1.20 — 11.88	6.24
Exercised	(73)	4.00 — 16.00	4.16
Forfeited	(613)	3.00 — 38.00	16.28

Balance, October 31, 2001	3,108	1.20 — 59.00	10.12
Granted	3,910	0.66 — 3.28	0.98
Exercised	(216)	0.84 — 4.50	1.37
Forfeited	(2,536)	0.84 — 59.00	7.54

Balance, October 31, 2002	4,266	$0.66 — $59.00	$3.73

        During fiscal years 2002 and 2001, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company's common stock. The weighted-average fair value of options granted was $0.98, and $6.24, for fiscal years 2002 and 2001, respectively. A summary of stock option grants with exercise prices equal to or less than the estimated fair market value on the date of grant during fiscal year 2000 is as follows (in thousands, except per share amounts):

	Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value Of Options
Grants with exercise price equal to estimated fair market value	148	$34.28	$2.28
Grants with exercise price less than estimated fair market value	965	24.88	5.16

	1,113	$26.12	$4.76

        A summary of stock options outstanding and exercisable under the Company's 1998 and 1999 Plans as of October 31, 2002 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.66 - $0.76	700	9.66 years	$0.75	—	$—
$0.77 - $1.10	1,546	9.62	0.88	570	0.84
$1.11 - $2.00	779	8.99	1.13	88	1.15
$2.01 - $4.00	493	8.39	3.12	94	3.96
$4.01 - $9.12	470	8.37	8.67	315	8.61
$9.12 and above	278	7.34	27.20	233	26.76

	4,266	9.08 years	$3.73	1,300	$7.61

Stock-based Compensation

        During fiscal year 1999, the Company granted 162,000 stock options with exercise prices that were below the estimated fair market value on the measurement date resulting in $3,144,000 in deferred compensation. This deferred compensation was recorded as a component of stockholders' equity and is expensed consistent with the vesting of the underlying stock options on an accelerated amortization method. During fiscal year 2000, the Company granted 965,000 stock options with exercise prices below the fair market value on the measurement date resulting in $5,370,000 of deferred compensation to be recognized as expense over the vesting period of the options. During fiscal years 2001 and 2002, the Company granted 2,249,000 and 3,910,000 stock options, respectively, with average exercise prices of $6.24 and $0.98 per share, respectively. None of these options were granted at prices that were below the quoted market price on the date of grant.

        Stock-based compensation was $1,012,000, $1,373,000 and $5,216,000 during fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002, the Company recorded an adjustment of $565,000 to reverse previously recorded stock-based compensation related to non-vested options forfeited by certain employees whose employment was terminated during the year. In addition, during fiscal year 2002, the Company terminated change in control agreements that were in place for certain executives. In exchange for the cancellation of the change in control agreements, 105,000 shares of the Company's common stock were issued to these executives. The fair value of the common stock of $119,000 was recorded as stock-based compensation. Also during fiscal year 2002, the Company agreed to extend the exercise period for certain employees that were terminated. The Company recorded $73,000 of compensation expense related to these modifications.

        For fiscal year 2002, certain members of the Company's board of directors elected to receive shares of common stock in lieu of cash compensation for their services. The value of the 30,000 shares received by these board members was determined using the closing price of the Company's common stock on the date the shares were issued. During fiscal year 2002, the Company recorded $113,000 for these services.

        During July 2002, the Company granted 175,000 shares of common stock to its former Chief Executive Officer as part of a severance agreement. The fair value of this common stock of $105,000 was recorded as stock-based compensation.

        SFAS No. 123, "Accounting for Stock-Based Compensation." requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method. The fair market value of the stock options is estimated on the date of grant using the Black-

Scholes option-pricing model with the following assumptions for grants during fiscal years 2002, 2001 and 2000: risk-free interest rates of 3.0 percent, 3.5 percent and 6.1 percent, respectively; expected dividend yield of 0 percent; volatility of 370 percent, 112 percent and 132 percent, respectively; and expected exercise lives of two and one-half years, three years and four years, respectively.

        For purposes of the pro forma disclosure, the estimated fair market value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net loss for fiscal years 2002, 2001 and 2000 (in thousands, except per share amounts):

	2002	2001	2000
Net loss attributable to common stockholders:
As reported	$(24,877)	$(131,357)	$(39,176)
Pro forma	(31,691)	(140,172)	(43,291)
Net loss per share attributable to common stockholders:
As reported	$(1.93)	$(10.92)	$(4.76)
Pro forma	(2.46)	(11.64)	(5.24)

Restricted Stock Awards

        During fiscal year 2002, the Company issued 450,000 shares of restricted stock to certain key employees. The restrictions related to the restricted stock awards lapse over a period of 24 months. The fair value of the restricted stock awards granted of $495,000 was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.

Stock Buyback From Tarantella and MTI

        During the second quarter of fiscal year 2002, the Company bought back 500,000 shares of its outstanding common stock from Tarantella. The Company paid $555,000 for these shares, or $1.11 per share, which represented a discount from the quoted market price. During the third quarter of fiscal year 2002, the Company purchased an additional 3,115,000 shares from Tarantella and paid $2,959,000, or $0.95 per share, which represented a premium from the quoted market price. In connection with the second repurchase from Tarantella, the Company received and accepted a resignation letter from one of the directors representing Tarantella on the Company's board of directors.

        During the third quarter of fiscal year 2002, the Company purchased 1,189,000 shares of its outstanding common stock from MTI for $1,070,000, or $0.90 per share, which represented a premium from the quoted market price.

        The Company has elected to retire the acquired shares and has accordingly reflected the amounts paid as a reduction to equity.

2000 Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan was adopted by the board of directors on February 15, 2000 and was approved by the stockholders on March 1, 2000. The plan became effective upon the closing of the Company's initial public offering. The plan is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. A total of 125,000 shares of common stock were initially reserved for issuance under the plan. The share reserve increases on the first trading day of each fiscal year beginning with the 2001 fiscal year by 1 percent of the total number of shares of common stock outstanding on the last day of the immediately preceding year but no such annual increase will exceed 187,500 shares. In no event, however, may a participant purchase more than 188 shares, nor may all participants in the aggregate purchase more than 31,250 shares on any semi-annual purchase date.

        In July 2000, the board of directors amended the plan to increase the maximum number of shares of common stock authorized for issuance over the term of the plan by an additional 375,000 shares. The stockholders approved this increase on April 27, 2001. The board of directors also amended the plan to eliminate the cap on the number of shares each participant may purchase in each offering period, increased the aggregate shares that may be purchased by all employees on any semi-annual purchase date to 87,500 shares from 31,250 shares, and changed the purchase interval date to May 31 and November 30, starting with the May 31, 2001 purchase interval.

        A participant may contribute up to 10 percent of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in April and October of each year). The purchase price per share will be 85 percent of the lower of the fair market value of the Company's common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date.

        The board may at any time amend or modify the plan. The plan will terminate no later than the last business day in April 2010.

        On October 31, 2000, 15,000 shares of common stock of the Company were purchased through the plan at a price of $11.90 per share. During fiscal year 2001, 19,000 shares were purchased at prices ranging from $6.19 to $6.70 per share and during fiscal year 2002, 175,000 shares were purchased at prices ranging from $0.71 to $2.62 per share. Subsequent to October 31, 2002, 87,000 shares of common stock of the Company were purchased through the plan at a price of $0.66 per share.

(13) INCOME TAXES

        The net loss before income taxes consisted of the following components for fiscal years 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Domestic U.S. operations	$(25,371)	$(131,178)	$(26,980)
Foreign operations	977	399	138

Total	$(24,394)	$(130,779)	$(26,842)

        The components of the provision for income taxes for fiscal years 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Current:
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Non-U.S.	483	578	81

	483	578	81

Deferred:
U.S. Federal	(8,894)	(30,139)	(3,977)
U.S. State	(335)	(1,135)	(386)
Change in valuation allowance	9,229	31,274	4,363

	—	—	—

Total provision for income taxes	$483	$578	$81

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred income tax assets and liabilities at October 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred income tax assets:
Net operating loss carryforwards	$31,101	$16,834
Intangible assets	5,322	5,897
Tax basis in excess of book basis related to assets acquired by the Company from its Predecessor	5,214	5,694
Reserves and accrued expenses	4,537	4,815
Book depreciation in excess of tax	1,478	1,641
Deferred revenue	1,469	1,075
Basis difference in investments	397	3,913
Foreign tax credit	89	181

Total deferred income tax assets	49,607	40,050

Deferred tax liabilities:
Tax on foreign earnings	(964)	(636)

Total deferred income tax liabilities	(964)	(636)

Valuation allowance	(48,643)	(39,414)

Net deferred income tax assets	$—	$—

        The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its net deferred income tax assets. Management believes that as of October 31, 2002, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these deferred income tax assets.

        As of October 31, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes totaling approximately $84,334,000 that expire between 2018 and 2022.

        The Internal Revenue Code contains provisions that will limit the availability and utilization of net operating loss carryforwards if certain changes in ownership have taken place or will take place. As of October 31, 2001, an ownership change had occurred and the utilization of $23,897,000 of the Company's net operating loss carryforwards are restricted in use to an amount of approximately $6,843,000 annually.

        The differences between the provision for income taxes at the U.S. statutory rate and the Company's effective tax rate is as follows:

	2002	2001	2000
Benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Non-deductible items	0.2%	11.8%	21.2%
State income taxes, net of federal effect	(3.9)%	(3.6)%	(3.3)%
Foreign income taxes	2.0%	0.4%	0.1%
Other	(2.9)%	1.9%	0.0%
Increase in valuation allowance	40.6%	23.9%	16.3%

Total provision for income taxes	2.0%	0.4%	0.3%

(14) COMMITMENTS AND CONTINGENCIES

Litigation

        Beginning in July 2001, the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering were named as defendants in a series of class action lawsuits filed in the United States District Court for the Southern District of New York (the "Actions") by parties alleging violations of the securities laws. The complaints were subsequently amended and consolidated into a single complaint. The consolidated complaint alleges certain improprieties regarding the circumstances surrounding the underwriters' conduct during the Company's initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. The consolidated complaint also alleges that, whether or not the Company's officers or directors were aware of the underwriters' conduct, the Company and those officers and directors have statutory liability under the securities laws for issuing a registration statement in connection with the Company's initial public offering that failed to disclose that conduct.

        The consolidated complaint also alleges claims solely against the underwriters under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. Over 300 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court. In September 2002, the plaintiffs agreed to dismiss the individual defendants for the time being. Management believes that the claims against the Company and any of its officers and directors are without legal merit and intend to defend them vigorously. The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto. In addition, the Company's underwriting agreement with its underwriter provides for the indemnification of the Company and its officers and directors for liabilities arising out of misstatements in its registration statement attributable to material non-disclosures by the underwriters. The Company also maintains liability insurance coverage that is expected to substantially cover the costs of defending the claims, once the retention amount has been expended.

        The Company has notified its underwriters and insurance companies of the existence of the claims. Recently, motions to dismiss were filed by the underwriters and the issuers with respect to all of the class action cases. The court has not yet ruled on those motions to dismiss, but the Company expects a ruling in the near term. Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial position.

        In October 2002, a former Indian distributor of the Company asserted a claim for $1,428,000. The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. In accordance with the Company's revenue recognition policy, revenue related to the inventory with the distributor in included in deferred revenue as of October 31, 2002. This matter is in the initial stage of discovery; however, management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial position.

        The Company is a party to certain other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

Operating Lease Agreements

        Future minimum lease payments under non-cancelable operating leases as of October 31, 2002 were as follows (in thousands):

Operating Leases
Year ending October 31,
2003	$3,318
2004	3,102
2005	2,744
2006	2,049
2007	1,444
Thereafter	465

Total minimum payments	$13,122

        Total rent expense for all of the Company's operating leases was $3,799,000, $3,182,000 and $722,000 for fiscal years 2002, 2001 and 2000, respectively.

Operating Lease Guarantee

        In connection with the acquisition of the server and professional services groups from Tarantella, the Company acquired Tarantella's subsidiary in the United Kingdom. The United Kingdom subsidiary continued as the lessee under certain operating leases for facilities retained and used by Tarantella. The Company and Tarantella have completed assignment agreements with the respective lessors to assign the leases to Tarantella. However, the Company's United Kingdom subsidiary remained on these operating leases as a second guarantor and may be liable under these obligations in the event that Tarantella defaults. Future minimum operating lease payments under these leases extend through 2020 and total $10,518,000. As of October 31, 2002, the Company does not believe that it will be required to make any payments under this guarantee, and therefore, no liability has been recorded.

UnitedLinux Development

        On May 30, 2002, the Company and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative expected to streamline Linux development and certification around a global, uniform distribution of Linux for business. Each of the four Linux companies involved in the initiative will collaborate on the development of one common core Linux operating system. The Company anticipates bundling current Linux product offerings and services with the UnitedLinux operating system and selling these products under the SCO brand.

        Under the initiative, the Company will contribute and fund a portion of the total engineering efforts for the development of UnitedLinux, which is approximately $44,000 per month, for a period of 12 months that began in May 2002. During October 2002, the first UnitedLinux release was completed and a product was made available for shipping to the Company's customers. Under the terms of the development agreement, once the first product release was complete, the Company was obligated to make the remaining future engineering payments, regardless if the Company recognized any revenue on the product. Accordingly, the Company expensed the cost of the remaining engineering efforts totaling $305,000 and has accrued the remaining seven months payment as an accrued liability in the accompanying consolidated balance sheet as of October 31, 2002.

        Additionally, for products UnitedLinux products sold under the SCO brand, the Company will pay a per-unit royalty. The amounts the Company expects to pay under the UnitedLinux initiative are anticipated to be less than the costs that would be incurred internally to fund Linux development.

        In connection with the UnitedLinux effort, the Company made a non-refundable $50,000 capital contribution to UnitedLinux LLC in return for a 25 percent ownership interest in this entity. The entity's purpose is to oversee the development of and provide direction to the UnitedLinux effort. Because the Company has a greater than 20 percent ownership interest in UnitedLinux LLC, the investment has been recorded using the equity method of accounting. Under the equity method, the Company recognized its portion of the net loss of UnitedLinux LLC in its consolidated statement of operations, which for the year ended October 31, 2002, was estimated to be equal the Company's $50,000 investment.

(15) RESTRUCTURING PLANS

        The Company's board of directors has adopted restructuring plans to reduce facilities and personnel. These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.

        The following tables summarize the activity related to the restructuring accruals for fiscal years 2001 and 2002 (in thousands):

	Balance as of October 31, 2000	Additions	Payments	Adjustments	Balance as of October 31, 2001
Restructuring accrual during quarter ended Oct. 31, 2001	$—	$3,130	$(1,725)	$—	$1,405

        During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan to eliminate various positions and to close certain facilities. The $3,130,000 restructuring charge included $2,346,000 related to severance costs and $784,000 related to facilities.

	Balance as of October 31, 2001	Additions	Payments	Adjustments	Balance as of October 31, 2002
Restructuring accrual during quarter ended Oct. 31, 2001	$1,405	$—	$(1,222)	$—	$183
Restructuring accrual during quarter ended Jan. 31, 2002	—	4,292	(2,268)	(1,561)	463
Restructuring accrual during quarter ended July 31, 2002	—	2,735	(2,555)	—	180
Restructuring accrual during quarter ended Oct. 31, 2002	—	1,262	(301)	—	961

Total	$1,405	$8,289	$(6,346)	$(1,561)	$1,787

        During the first quarter of fiscal year 2002, in connection with management's plan to reduce operating expenses, the Company announced a restructuring plan that resulted in a charge of $4,292,000. The restructuring included the elimination of various positions within sales, marketing, product development and administration and the elimination of non-essential office space and facilities that will be permanently idle. The $4,292,000 restructuring charge included $872,000 related to severance costs and $3,420,000 related to facilities.

        During the third quarter of fiscal year 2002, the Company announced a corporate restructuring that resulted in a charge of $2,735,000. The $2,735,000 restructuring charge included $2,485,000 related to severance costs and $250,000 related to facilities. Also during the third quarter of fiscal year 2002, the Company was successful in negotiating a decrease in the monthly rent for one of its facilities that had been vacated in connection with a previous corporate restructuring. At the time of the restructuring, the estimated future operating lease costs had been accrued based on management's best estimate of the future costs. As a result of the lease renegotiation, the Company recorded a reduction of $1,561,000 to the restructuring accrual.

        During the fourth quarter of fiscal year 2002, the Company announced a restructuring plan that resulted in a charge of $1,262,000. The restructuring included the elimination of various positions within sales, marketing, product development and administration and the elimination of non-essential office space and facilities that will be permanently idle. The $1,262,000 restructuring charge included $653,000 related to severance costs and $609,000 related to facilities.

(16) RELATED PARTY TRANSACTIONS

Tarantella

        As discussed in Note 3, the Company acquired certain assets, liabilities and operations from Tarantella during fiscal year 2001. Prior to the acquisition, the Company and Tarantella had entered into a strategic business agreement that provided for certain joint marketing activities between the parties. Additionally, both parties entered into a distribution agreement to sell each other's products. During fiscal year 2001, the Company paid to Tarantella $1,069,000 for the purchase of products that were sold to the Company's customers.

        Subsequent to the acquisition, the Company and Tarantella have paid certain operating costs on each other's behalf, mostly pertaining to activities in foreign operations. On a monthly basis, each party submits the actual operating costs for reimbursement. Transactions between the two companies decreased significantly through fiscal year 2002, and as of October 31, 2002 the Company had no amounts receivable or payable to Tarantella.

Canopy

        Canopy was the sole stockholder of the Company upon incorporation. The chairman of the Company's board of directors is the president and chief executive officer and a director of Canopy. Additionally, another director of the Company is the chief financial officer of Canopy. During fiscal year 2002, the Company entered into an operating lease agreement with Canopy for office space for its headquarters in Utah through December 2007. The Company pays Canopy approximately $46,000 per month for this office space.

        Prior to fiscal year 2001, the Company entered into certain transactions with Canopy and other entities that are majority-owned by Canopy. These transactions consisted mainly of participating in joint insurance coverage, training and testing services, and rent. During fiscal year 2000, the Company also had sales to other entities that are majority-owned by Canopy of approximately $47,000. During fiscal years 2002 and 2001, the Company did not enter into any revenue transactions with Canopy or its affiliates.

(17) EMPLOYEE BENEFIT PLAN

        Until June 30, 2000, the Company utilized a 401(k) plan sponsored by Canopy for its employees, through which the Company made matching contributions. In June 2000, the Company adopted its own 401(k) plan through which eligible participants may elect to make contributions to the plan, subject to certain limitations under the Internal Revenue Code. Under the terms of the new plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During fiscal years 2002, 2001 and 2000, the Company contributed $597,000, $301,000 and $145,000, respectively, to the plan for matching contributions.

(18) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

        The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectibility of all accounts receivable and such losses have been within management's expectations. As of October 31, 2002 and 2001, no customer accounted for more than ten percent of the total accounts receivable balance. As of October 31, 2002 and 2001, the allowance for bad debts was $348,000 and $362,000, respectively.

        During fiscal years 2002 and 2001, no single customer accounted for more than ten percent of the Company's total revenue. During fiscal year 2000, the Company had sales to one customer that accounted for approximately 19 percent of total revenue.

(19) SEGMENT INFORMATION

        The Company's resources are allocated and operating results managed to the operating income (loss) level for each of the Company's three geographic units. The geographic units consist of the Americas, EMEA (Europe, Middle East and Africa) and Asia. The Company made the decision to review and allocate resources by geography during one of the corporate restructurings announced during fiscal year 2002. Revenue, cost of revenue and direct sales and marketing expenses are tracked specifically for each geographic unit. Costs of corporate marketing, research and development and general and administration are allocated to each geographic unit based on the geographic unit's percentage of total revenue.

        It is impractical to provide historical operating expense information for three units for years prior to fiscal year 2002 as internal information was not tracked and recorded in this format. Segment disclosures for the Company's operating divisions are as follows for fiscal year 2002 (in thousands):

	Americas	EMEA	Asia	Corporate	Total
Revenue	$32,973	$24,086	$7,182	$—	$64,241
Cost of revenue	11,160	5,541	1,615	—	18,316

Gross margin	21,813	18,545	5,567	—	45,925

Sales and marketing	12,837	12,253	4,464	—	29,554
Research and development	9,001	6,591	1,966	—	17,558
General and administrative	4,825	3,540	1,055	—	9,420
Other	—	—	—	13,569	13,569

Total operating expenses	26,663	22,384	7,485	13,569	70,101

Loss from operations	$(4,850)	$(3,839)	$(1,918)	$(13,569)	$(24,176)

        Revenue for the Company's geographic units for fiscal years 2001 and 2000 are as follows (in thousands):

	2001	2000
Revenue:
Americas	$21,103	$3,201
EMEA	14,835	367
Asia	4,503	706

Total revenue	$40,441	$4,274

        Long-lived assets, which include property and equipment as well as goodwill and intangible assets, by location consists of the following as of October 31, 2002 and 2001 (in thousands):

	2002	2001
Long-lived assets:
United States	$12,866	$22,491
International	413	1,311

Total long-lived assets	$13,279	$23,802

(20) SUBSEQUENT EVENT

Line of Credit

        During December 2002, the Company entered into an arrangement with a commercial bank to provide the Company with a $2,910,000 line of credit. If needed, this line of credit will be used for working capital purposes. The line of credit is secured by a letter of credit from Canopy. The initial interest rate on the line of credit is 3.75 percent and will remain outstanding through October 31, 2003.

        This report is a copy of the previously issued Arthur Andersen LLP report, which has not been reissued since Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Caldera International, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Caldera International, Inc. and subsidiaries and have issued our report thereon dated November 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
November 30, 2001

CALDERA INTERNATIONAL, INC.
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended October 31, 2002	$362	$198	$(212)(a)	$348
Year ended October 31, 2001	312	470	(420)(a)	362
Year ended October 31, 2000	90	325	(103)(a)	312
Inventory reserves:
Year ended October 31, 2002	269	18	(172)(b)	115
Year ended October 31, 2001	284	275	(290)(b)	269
Year ended October 31, 2000	354	43	(113)(b)	284
Allowance for sales returns:
Year ended October 31, 2002	2,199	2,602	(3,746)(c)	1,055
Year ended October 31, 2001	364	2,270	(435)(c)	2,199
Year ended October 31, 2000	169	555	(360)(c)	364
Restructuring accrual:
Year ended October 31, 2002	1,405	8,289	(7,907)(d)	1,787
Year ended October 31, 2001	—	3,130	(1,725)(d)	1,405

(a)
Represents write-offs of uncollectable accounts receivable

(b)
Represents inventory destroyed or scrapped

(c)
Represents product returns, product sell-through or transfers to deferred revenue

(d)
Represents cash payments and adjustments to initial accruals

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Audit Committee of the Board of Directors annually considers and recommends to the Board the selection of the Company's independent auditor. Arthur Andersen LLP ("Andersen") served as independent auditor of the Company beginning in 1998. In April 2002, the Audit Committee determined that it would be in the best interest of the Company to solicit proposals from other independent audit firms. In making this decision, the Audit Committee considered all of the relevant factors regarding Andersen's ability to continue to provide services to the Company on an on-going basis. After an extensive process, the Company and the Audit Committee recommended to the Board that Andersen be dismissed and replaced with KPMG LLP ("KPMG") as the Company's independent auditor for the 2002 fiscal year. This recommendation was approved by Board action on May 8, 2002.

        Andersen has issued unqualified or "clean" opinions for each of the two years ending October 31, 2001 and 2000. For the years ended October 31, 2001 and 2000, and through the current date, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Additionally, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the two years ended October 31, 2001 and 2000, and through May 8, 2002, the Company did not consult with KPMG on the application of accounting principles to a specific transaction, the type of opinion that may be rendered on the Company's consolidated financial statements or any other matters as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 14.    Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

  (1)
  Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 31 of this report.

  (2)
  Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 31 of this report.

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
3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to Caldera's Registration Statement on Form S-4 (File No. 333-45936).
3.2	Amended and Restated Bylaws of Caldera International Inc. (incorporated by reference to Exhibit 3.2 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
4.1	Form of certificate of common stock (incorporated by reference to Exhibit 4.1 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.1	Caldera 1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Caldera's Registration Statement on Form S-1 (File No. 333-94351)).
10.2	Caldera 1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.3 through 10.4 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).

10.3	Caldera 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.4	GNU General Public License (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-94351)).
10.5
Form of Indemnification Agreement by and between Caldera and its executive officers and directors (incorporated by reference to Exhibit 10.24 to Caldera's Registration Statement on Form S-1 (File No. 333-94351)).
10.6
Master Lease dated March 30, 2000, between Caldera and 106th South Business Park, L.C. (incorporated by reference to Exhibit 10.4 to Caldera's quarterly report on Form 10-Q for the quarter ended April 30, 2000).
10.7	Form of Senior Executive Severance Agreement (incorporated by reference to Exhibit 10.31 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.8
Form of Secured Convertible Promissory Note issued by The Santa Cruz Operation, Inc. to Caldera Systems, Inc. (incorporated by reference to Exhibit 10.43 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.9
Form of Security Agreement between The Santa Cruz Operation, Inc., as debtor, and Caldera Systems, Inc., as secured party (incorporated by reference to Exhibit 10.44 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.10
Form of Intercreditor Agreement among The Canopy Group, Inc., The Santa Cruz Operation, Inc. and Caldera Systems, Inc. (incorporated by reference to Exhibit 10.45 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.11
Form of Loan Agreement between The Canopy Group, Inc., The Santa Cruz Operation, Inc. and Caldera Systems, Inc. (incorporated by reference to Exhibit 10.46 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.12
Form of Security Agreement between The Canopy Group, Inc. and The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.47 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.13
Form of Secured Convertible Promissory Note issued by The Santa Cruz Operation, Inc. to The Canopy Group, Inc. (incorporated by reference to Exhibit 10.48 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).

10.14
Form of Secured Promissory Note to be issued by Caldera International, Inc. to The Santa Cruz Operation, Inc. (incorporated by reference to Exhibit 10.49 to Caldera's Registration Statement on Form S-4 (File No. 333-45936)).
10.15
Form of Security Agreement between Caldera International, Inc., as debtor, and The Santa Cruz Operation, Inc., as secured party (incorporated by reference to Exhibit 10.50 to Caldera's Registration Statement on Form S-4 (File No. 333-45936) ).
10.16	Severance Agreement between Ransom H. Love and Caldera International, Inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Authur Andersen LLP, Independent Public Accountants
99.1	Section 906 Certifications

+
Confidential treatment was granted by the Commission for certain provisions. Omitted material for which confidential treatment has been granted has been filed separately with the Commission.

(b)
Reports on Form 8-K

        On August 21, 2002, the Company submitted a current report on form 8-K that updated the Company's beneficial ownership.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2003.

CALDERA INTERNATIONAL, INC.
By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DARL C. MCBRIDE Darl C. McBride	President and Chief Executive Officer	January 27, 2003
Principal Financial and Accounting Officer:
/s/ ROBERT K. BENCH Robert K. Bench	Chief Financial Officer	January 27, 2003
Additional Directors:
/s/ DARCY MOTT Darcy Mott	Director	January 27, 2003
/s/ RALPH J. YARRO III Ralph J. Yarro III	Chairman of the Board	January 27, 2003
/s/ ED I. IACOBUCCI Ed I. Iacobucci	Director	January 27, 2003
/s/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director	January 27, 2003
/s/ THOMAS P. RAIMONDI Thomas P. Raimondi	Director	January 27, 2003
/s/ R. DUFF THOMPSON R. Duff Thompson	Director	January 27, 2003

Certifications of the Chief Executive Officer and the Chief Financial Officer

I, Darl C. McBride, certify that:

1.
I have reviewed this annual report on Form 10-K of Caldera International, Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 27, 2003

/s/ DARL C. MCBRIDE Darl C. McBride, Chief Executive Officer

I, Robert K. Bench, certify that:

1.
I have reviewed this annual report on Form 10-K of Caldera International, Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 27, 2003

/s/ ROBERT K. BENCH Robert K. Bench, Chief Financial Officer