Form 10-K/A
period 2002-10-31
CALDERA INTERNATIONAL INC/UT
filed 2003-02-03
CIK 1102542

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Documents Incorporated by Reference—None

        This amendment on Form 10-K/A is being filed for the sole purpose of updating the consent of KPMG LLP, Independent Auditors to the Company (Exhibit 23.1). Readers are referred to the Company's form 10-K for the year ended October 31, 2002 for information concerning our business and financial status, including our audited financial statements and a complete list of exhibits.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        Exhibits included with this filing.

    23.1
    Consent of KPMG LLP, Independent Auditors

    99.1
    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2003.

CALDERA INTERNATIONAL, INC.
By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ DARL C. MCBRIDE Darl C. McBride	President and Chief Executive Officer	January 30, 2003
Principal Financial and Accounting Officer:
/s/ ROBERT K. BENCH Robert K. Bench	Chief Financial Officer	January 30, 2003
Additional Directors:
/s/ DARCY MOTT Robert K. Bench	Director	January 30, 2003
/s/ RALPH J. YARRO III Ralph J. Yarro III	Chairman of the Board	January 30, 2003
/s/ EDWARD E. IACOBUCCI Edward E. Iacobucci	Director	January 30, 2003
/s/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director	January 30, 2003
/s/ THOMAS P. RAIMONDI Thomas P. Raimondi	Director	January 30, 2003
/s/ R. DUFF THOMPSON R. Duff Thompson	Director	January 30, 2003

Certifications of the Chief Executive Officer and the Chief Financial Officer

        I, Darl C. McBride, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Caldera International, Inc;

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
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

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

January 30, 2003

/s/ DARL C. MCBRIDE Darl C. McBride, Chief Executive Officer

        I, Robert K. Bench, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Caldera International, Inc;

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
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

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

January 30, 2003

/s/ ROBERT K. BENCH Robert K. Bench, Chief Financial Officer

QuickLinks

  PART IV.
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Signatures
Certifications of the Chief Executive Officer and the Chief Financial Officer