Form 10-K/A
period 2002-10-31
CALDERA INTERNATIONAL INC/UT
filed 2003-02-28
CIK 1102542

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

        This amendment on Form 10-K/A is being filed for the purpose of incorporating Items 10, 11, 12, and 13 of Part III that otherwise would have been incorporated from the Company's definitive proxy statement. Readers are referred to the Company's initial filing on form 10-K for the year ended October 31, 2002 for information concerning our business and financial status, including our audited financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table presents information as of January 1, 2003 regarding persons who are current executive officers and directors of the Company:

Name	Age	Position
Darl C. McBride	43	Chief Executive Officer, Director
Robert K. Bench	53	Chief Financial Officer
Opinder Bawa	39	Sr. Vice President, Technology
M. Sean Wilson	35	Sr. Vice President, Solutions Group
Christopher Sontag	39	Sr. Vice President, Operating Systems Group
Ralph J. Yarro III	38	Chairman of the Board of Directors and Director
Steve Cakebread(1) (2)	51	Director
Edward E. Iacobucci(1)(2)	49	Director
Darcy G. Mott(1)	50	Director
Thomas P. Raimondi, Jr.(1)(2)	45	Director
R. Duff Thompson(1)(2)	52	Director

(1)
current member of the Company's audit committee

(2)
current member of the Company's compensation committee

        Darl McBride has served as the Company's President and Chief Executive Officer since June 2002 and is responsible for the company's strategic direction and planning. Mr. McBride oversees all aspects of the Company including engineering, support, marketing and sales. A technology industry veteran, Mr. McBride has 18 years of executive management and leadership experience. Before joining the Company, Mr. McBride was the president of Franklin Covey's online planning business from May 2000 to May 2002. During 2000 to 2002, Mr. McBride was also serving as the chairman and CEO of SBI and Company, and from 1999 to 2000 was the CEO of PointServe. While at the helm of these companies, Mr. McBride was responsible for raising more than $100 million in venture capital. Mr. McBride has also been the senior vice president of IKON Office Solutions where he managed 4,000 employees and the buildup of a $500 million systems integration unit through numerous acquisitions, channel programs, and industry partnerships. From 1988 to 1996, Mr. McBride worked at networking leader Novell where he was responsible for growing Novell Japan's growth to more than $100 million in revenue. Mr. McBride concluded his tenure at Novell as vice president and general manager of Novell's Embedded Systems Division (NEST). Mr. McBride holds a Bachelor of Science degree from Brigham Young University and received a Masters degree from the University of Illinois at Urbana-Champaign.

        Robert K. Bench has served as the Company's Chief Financial Officer and Principal Financial and Accounting Officer since November 2000. As Chief Financial Officer for SCO, Mr. Bench manages financial, general and administrative functions of the Company and communicates financial vision. Mr. Bench has over 25 years of combined experience in finance, IS, strategic operations and information management. From April 2000 to November 2000, Mr. Bench served as Vice President and director of Envirofoam Technologies, and from April 1999 to April 2000 was Vice President and Chief Financial Officer for WebMiles.com. From April 1996 to April 1999, he was Vice President, Chief Financial Officer and a director for Sento Corporation and from April 1991 through April 1996, he was Chief Financial Officer for CerProbe Corporation. Mr. Bench holds a bachelor's degree in accounting from Utah State University.

        Opinder Bawa has served as senior Vice President of Technology since November 2001. Mr. Bawa is responsible for defining an integrated corporate and technology strategy to leverage market opportunities for meeting customer needs. Mr. Bawa brings to the Company nearly 20 years of leadership experience in software development, business solutions architecture, information technology, consulting services and business development in a variety of industries. From September 2000 to August 2001, Mr. Bawa served as VP and CIO of Netro's worldwide Information Technology, supporting its immense business growth period. Prior to Netro, Bawa served as Sr. Director of Client Services at Acta Technology from July 1998 to September 2000. From March 1996 to July 1998, Mr. Bawa served as Director of IT at 3Com, implementing scaleable enterprise systems as well as innovative eBusiness and channel web services solutions. Mr. Bawa holds a bachelor's degree in Computer Science from City University of New York and a master's degree in Business and Information Technology from University of Phoenix.

        Sean Wilson has served as senior Vice President, Solutions Group since June 2002. Mr. Wilson is responsible for developing growth strategies for the company by building relationships with strategic partners and searching out business development opportunities. Mr. Wilson has over 10 years of technology experience in business development, strategic partnerships, channel development and product marketing. From September 2000 to May 2002 Mr. Wilson served as VP Strategic Alliances for Franklin Covey and from 1996 to September 2000 Mr. Wilson served as Vice President of Strategic Relations at IKON Office Solutions where he was a key executive responsible for building its systems integration division through the acquisition and integration of more than 30 solution providers. Additionally, he held full executive authority for developing and delivering strategic alliance programs with high technology software, hardware and distribution companies such as Compaq, HP, Citrix, Novell, TechData and others. Before his service at IKON, Mr. Wilson was the Senior Manager of Business Development at Novell, Inc. While at Novell, Wilson was responsible for business development, product marketing, and partner relations. Mr. Wilson holds a bachelor's degree in Accounting from Utah State University

        Chris Sontag has served as senior Vice President, Operating Systems since September 2002. Mr. Sontag is responsible for directing the marketing and strategy of the Company's operating systems division, guiding corporate marketing and overseeing the development of SCO's intellectual property. Mr. Sontag brings over 18 years of technology management and marketing experience to SCO. From April 2000 to October 2002 Mr. Sontag was the President of Sontag Consulting. From January 1996 to April 2000 Mr. Sontag was the co-founder, president and CTO of emWare, Inc., where he lead the development of critical technology and played a significant role in the dramatic increase of company revenue. He also founded Extend the Internet (ETI) and Open Services Gateway Initiative (OSGI)—alliances that enabled emWare to draw upon the creative, strategic and technological resources of many major companies. Before emWare, Mr. Sontag developed marketing and engineering strategies for Novell, Inc., where he worked as the director of marketing and product development. At Novell, Mr. Sontag helped to increase both international sales to over 50 percent of the company's sales mix, as well as the overall market share of NetWare NOS products to over 75 percent. Mr. Sontag earned a bachelor's degree in Information Management from Brigham Young University.

        Ralph J. Yarro III has served as a member of the Company's Board of Directors since August 1998. Mr. Yarro has served as the President and Chief Executive Officer of The Canopy Group, Inc. since April 1995. Prior to joining The Canopy Group, Inc., he served as a graphic artist for the Noorda Family Trust. Mr. Yarro holds a BA from Brigham Young University.

        Steve Cakebread has served as a member of the Company's Board of Directors since July 2000. He has served as Senior Vice President and Chief Financial Officer of SalesForce.com since June 2002 and prior to that was Chief Financial Officer of Autodesk, Inc. from 1997 to June 2002. Prior to joining Autodesk, he was Vice President of Finance with Silicon Graphics, Inc., a provider of computing and visualization solutions, from 1993 to 1997. Mr. Cakebread holds a BS from the University of California at Berkeley and an MBA from Indiana University.

        Edward E. Iacobucci has served as a member of the Company's Board of Directors since January 2000. In 1989, Mr. Iacobucci co-founded Citrix Systems, Inc., a supplier of products and technologies that enable enterprise-wide deployment of software applications, and held the positions of Chief Technical Officer and Vice President of Strategy and Technology. In September 1991, he also became Chairman of the Board of Citrix. Mr. Iacobucci holds a BS from the Georgia Institute of Technology.

        Darcy Mott has served as a member of the Company's Board of Directors since March of 2002. Mr. Mott has served as Vice President, Treasurer and Chief Financial Officer of The Canopy Group, Inc., a technology investment company, since May 1999. Prior to joining Canopy, Mr. Mott served as Vice President and Treasurer of Novell, Inc., from December 1995 to September 1998 and prior to that position, Mr. Mott served in various other financial management positions for Novell since September 1986. Mr. Mott worked for Arthur Andersen & Company from 1977 to 1986. Mr. Mott is a certified public accountant and holds a B.S. degree in Accounting from Brigham Young University.

        Thomas P. Raimondi, Jr. has served as a member of the Company's Board of Directors since September 1999. He has been with MTI Technology Corporation since 1987, serving as President and Chief Executive Officer since December 1999, as Chief Operating Officer from April 1998 to December 1999, as Senior Vice President and General Manager from January 1996 to April 1998 and as Vice President of Marketing from 1991 to 1996. Mr. Raimondi holds a BS in communications from the University of Maryland.

        R. Duff Thompson has served as a member of the Company's Board of Directors since May 2001. Mr. Thompson was appointed as a director of Tarantella in December 1995. Mr. Thompson has served as Managing General Partner of EsNet, Ltd., an investment group that is active in both technology and real estate ventures from 1996 to the present. From June 1994 to January 1996, he served as Senior Vice President of the Corporate Development Group of Novell, Inc. Prior to that time, he served as Executive Vice President and General Counsel for WordPerfect Corporation, and before joining WordPerfect Corporation in 1986, he was a partner with the Salt Lake City law firm of Callister, Duncan & Nebeker. Mr. Thompson is a former Chairman of the Board of the Business Software Alliance, a software industry association dealing with software industry issues. He also serves on the board of Syzygy AG, and serves on the board of O2 Exchange, Inc., a private company.

COMPOSITION OF THE BOARD

        The Board of Directors of the Company currently consists of seven directors.    Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until there successors are duly elected and qualified. There are no family relationships among any of the Company's directors, officers or key employees.

DIRECTOR COMPENSATION

        The Company's directors will receive $25,000 plus $5,000 per committee served on, for the 2003 fiscal year payable in restricted shares of the Company's common stock priced effective February 21, 2003. In addition, members will be reimbursed for expenses in connection with attendance at board and committee meetings. Directors also participate in the 1999 Plan, which provides for the award of an option to acquire 45,000 shares on joining the board and options to acquire 15,000 shares for each year the board member continues to serve.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of the Company's compensation committee has at any time been one of the Company's officers or employees. None of the executive officers of the Company currently serves or in the past year has served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on the Company's board or compensation committee. Prior to the creation of the Company's compensation committee, all compensation decisions were made by the Company's full board. Mr. McBride did not participate in discussions by the board with respect to his compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. The Company believes that during the year ended October 31, 2002, all reporting persons complied with all applicable filing requirements, with the exception of late Form 3 filings for Messrs. Thompson and Mohan.

Item 11. Executive Compensation

        The following table presents compensation information for the Company's last three fiscal years, for the Company's Chief Executive Officer and each of its other executive officers whose salary and bonus was more than $100,000.

Summary Compensation Table

				Long-Term Compensation
		Annual Compensation(1)		Awards	Payouts
				Securities Underlying Options	LTIP Payouts	All Other Compensation
	Year	Salary	Bonus
Darl C. McBride(2) Chief Executive Officer	2002	$80,525	$—	$—	$—	$—
Ransom H. Love(3) Chief Executive Officer	2002 2001 2000	198,061 225,000 142,596	— 51,613 —	—	105,000	304,857
Robert K. Bench(4) Chief Financial Officer	2002 2001 2000	173,032 184,615 —	— 20,400 —	—	—	—
M. Sean Wilson Sr. Vice President, Solutions Group	2002	46,154	—	—	—	—
Chris Sontag Sr. Vice President, Operating Systems Group	2002	6,231	—	—	—	—
Opinder Bawa Sr. Vice President, Technology	2002	160,000	18,000	—	—	—

(1)
The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in that column. The aggregate amount of perquisites and other personal benefits provided to each executive officer listed above is less than the lesser of $50,000 and 10% of his total annual salary and bonus.

(2)
Mr. McBride was hired as the Company's President and Chief Executive Office in June 2002.

(3)
Mr. Love served as the Company's President and Chief Executive Officer until June 2002. Upon termination, Mr. Love received a cash payment of $304,857 and was granted 175,000 shares of common stock with a value of $105,000.

(4)
Mr. Bench was granted a restricted stock award of 145,000 shares in July 2002. The restrictions will lapse over a 24-month period and dividends will not be paid on the restricted stock. As of October 31, 2002, the value of the restricted shares was $189,950.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table presents the grants of stock options under the Company's option plans during fiscal year 2002, to each of the Company's executive officers named in the Summary Compensation Table.

        All option grants under each of the Plans are nonqualified stock options. Options expire ten years from the date of grant.

        The exercise price of each option granted is equal to the fair market value of the Company's common stock, as determined by the board on the date of grant. In fiscal year 2002, the Company granted to its employees options to purchase a total of 3,909,961 shares of its common stock.

        Potential realizable values are computed by:

  •
  Multiplying the number of shares of common stock subject to a given option by the exercise price per share;

  •
  Assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire 10 year term of the option; and

  •
  Subtracting the aggregate option exercise price from that result.

        The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

		Percent of Total Options Granted to Employees in Fiscal Year					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciate for Option Term
	Number of Securities Underlying Options Granted
				Exercise Price Per Share ($/Share)
						Expiration Date
							0%		5%		10%
Darl C. McBride(1)	600,000	15.89%			$0.76	6/26/2012		$—		$286,776		$726,747
Ransom H. Love(2)	50,813	1.30%			$1.12	11/01/2011		$—		$35,778		$90,662
Robert K. Bench	50,000 42,500	1.32 1.13	% %	$ $	2.12 1.12	11/20/2011 11/01/2011	$ $	— —	$ $	66,663 29,925	$ $	168,937 75,830
Opinder Bawa	90,000	2.38%			$1.10	07/17/2012		$—		$62,261		$157,781
M. Sean Wilson	100,000 10,000	2.65 0.26	% %	$ $	0.66 1.10	06/30/2012 07/17/2012	$ $	— —	$ $	41,507 6,918	$ $	105,187 17,531
Chris Sontag	110,000	2.91%			$1.10	10/10/2012		$—		$76,096		$192,843

(1)
Mr. McBride was hired as the Company's President and Chief Executive Office in June 2002.

(2)
Mr. Love served as the Company's President and Chief Executive Officer until June 2002.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002 AND YEAR-END OPTION VALUES

			Number of Shares Underlying Unexercised Options at October 31, 2002
					Value of Unexercised In-the-Money Options at October 31, 2002
	Shares Acquired on Exercise	Value Realized
			Vested	Unvested	Vested	Unvested
Darl C. McBride(1)	—	$—	—	600,000	$—	$330,000
Ransom H. Love(2)	—	$—	—	—	$—	$—
Robert K. Bench	—	$—	—	92,500	$—	$8,075
Opinder Bawa	—	$—	5,000	105,000	$550	$20,550
M. Sean Wilson	—	$—	—	110,000	$—	$67,100
Chris Sontag	—	$—	—	110,000	$—	$23,100

(1)
Mr. McBride was hired as the Company's President and Chief Executive Office in June 2002.

(2)
Mr. Love served as the Company's President and Chief Executive Officer until June 2002.

2000 EMPLOYEE STOCK PURCHASE PLAN

        The 2000 Employee Stock Purchase Plan was adopted by the Company's Board of Directors on February 15, 2000, and was approved by its stockholders on March 1, 2000. The plan became effective on March 20, 2000. The plan is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of its common stock, at semi-annual intervals, through their periodic payroll deductions.

        For the year ended October 31, 2002, the executives named in the summary compensation table had the following purchases under the Employee Stock Purchase Plan.

Name	Shares Acquired	Weighted Average Purchase Price
Darl C. McBride, President and Chief Executive Officer(1)	—	$0.00
Ransom H. Love, Former President and Chief Executive Officer(2)	873	$1.69
Robert K. Bench, Chief Financial Officer	4,766	$1.78
Opinder Bawa, Sr. Vice President, Technology	—	$0.00
M. Sean Wilson, Sr. Vice President, Solutions Group	—	$0.00
Chris Sontag, Sr. Vice President, Operating Systems Group	—	$0.00
All current executive officers as a group (5 persons)	5,639	$1.76
All employees, including current officers who are not executive officers, as a group	152,498	$1.67

(1)
Mr. Love served as the Company's President and Chief Executive Officer until June 2002.

(2)
Mr. Love served as the Company's President and Chief Executive Officer until June 2002.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        It is the duty of the compensation committee to review and determine the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. The compensation committee also has the sole and exclusive authority to make discretionary option grants to the Company's executive officers under the 1999 and the 2002 Omnibus Stock Incentive Plans.

        The compensation committee believes that the compensation programs for the Company's executive officers should reflect the Company's performance and the value created for its stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contribution to the Company's success. The Company is engaged in a very competitive industry, and the Company's success depends upon its ability to attract and retain qualified executives through competitive compensation packages.

        General Compensation Policy. The compensation committee's policy is to provide the Company's executive officers with compensation opportunities that are based upon their personal performance, the financial performance of the Company and their contribution to that performance and that are competitive enough to attract and retain highly skilled individuals. Each executive officer's compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance; (ii) quarterly performance awards tied to performance of agreed-upon corporate objectives, and certain financial performance metrics of the Company, including but not limited to consolidated revenue, gross margin, net operating income and net income; and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and its stockholders. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be tied to the Company's financial performance and stock price appreciation rather than base salary.

        Factors. The principal factors that were taken into account in establishing each executive officer's compensation package for the 2002 fiscal year are described below. However, the compensation committee has reserved the ability to exercise its discretion in applying entirely different factors, such as different measures of financial performance, for future fiscal years.

        Base Salary. The base salary levels for the executive officers were established for the 2002 fiscal year on the basis of the following factors: personal performance and experience, the estimated salary levels in effect for similar positions at a select group of companies within and outside the Company's industry with which the Company competes for executive talent, and internal comparability considerations. The compensation committee made its decision as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent. Base salaries are reviewed on an annual basis, and adjustments will be made in accordance with the factors indicated above. During fiscal year 2002, all executive officers of the Company took salary reductions in an effort to continue to control costs and to move towards the Company's goal to achieve profitability in fiscal year 2003.

        Quarterly Performance Awards. Each executive officer (other than the Chief Executive Officer whose quarterly performance awards are described below in CEO compensation) may also earn a quarterly performance award on the basis of: (i) performance of agreed upon objectives between the executive officer and the Chief Executive Officer prior to the start of each quarter; and (ii) achievement by the Company of certain financial goals as approved by the Board of Directors and executive management. Prior to the payment of any quarterly performance award, the achievement of the financials goals must be attained in any given quarter. During fiscal year 2002 no quarterly performance awards were paid.

        Equity Incentives. Equity incentives to the executive officers were provided through stock option grants and restricted stock awards under the 1999 Omnibus Stock Incentive Plan. The grants and awards are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of the Company's common stock at a fixed price per share (the market price of the grant date) over a specified period of time (up to 10 years). The shares subject to each option vest in installments over a 48-month period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term. Restricted stock awards allow the individual to receive shares of the Company's common stock with restrictions lapsing over a 24-month period.

        The number of shares subject to each option grant or restricted stock award will be set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with the position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The compensation committee will also take into account the executive officer's existing holdings of the Company's common stock and the number of vested and unvested options held by that individual in order to maintain an appropriate level of equity incentive. However, the compensation committee does not intend to adhere to any specific guidelines as to the relative option holdings of the Company's executive officers.

        CEO Compensation. In setting the total compensation payable to the Company's Chief Executive Officer for the 2002 fiscal year, the compensation committee sought to make that compensation competitive, while at the same time assuring that a significant percentage of compensation was tied to the Company's performance. The compensation committee reviewed industry compensation surveys for chief executive officers of comparable software companies to determine an appropriate compensation level. During fiscal year 2002, the Company hired Darl McBride, a seasoned technology veteran, to succeed Ransom Love as the Company's Chief Executive Officer. During fiscal year 2002, the base salary for Darl McBride was $250,000, and later reduced to $230,000 as a result of salary cuts in the Americas. Mr. McBride was also eligible to receive a quarterly performance award for reaching financial targets. The primary goals established for Mr. McBride included the successful attainment of revenue, and net income targets as established in his offer letter. These targets have been set very aggressively and will allow for Mr. McBride to earn from 20 percent to 300 percent of his quarterly base salary as a quarterly performance award based on attainment. During fiscal year 2002, Mr. McBride did not receive any quarterly performance award payments.

        In recognition of the leadership and guidance Mr. McBride brings to the Company, he was granted 600,000 options to purchase shares under the Company's 1999 Omnibus Stock Incentive Plan. Of the options granted to Mr. McBride, 400,000 options vest 25 percent after one year with the remaining 75 percent vesting at 1/36th per month thereafter, until fully vested. Of the remaining 200,000 stock options granted to Mr. McBride, 50,000 options will vest one year from the date of the Company's first profitable quarter (as long as that profitable quarter is before Q4 of fiscal year 2003) and the remaining 150,000 options will vest one year from the date the Company achieves four consecutive quarters of profitability (as long as the fourth quarter is before Q4 of fiscal year 2004).

        Compliance With Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based.

Non-performance based compensation paid to the Company's executive officers for the 2002 fiscal year did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid to the Company's executive officers for fiscal year 2003 will exceed that limit. The Company's 1999, and if approved 2002 Omnibus Stock Incentive Plans have been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the options shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the compensation committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The compensation committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

        It is the opinion of the compensation committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company's performance and the interest of its stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

Submitted by:
R. Duff Thompson (chair) Edward E. Iacobucci Steve Cakebread Thomas P. Raimondi, Jr.
Members of the Compensation Committee

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of November 30, 2002, the number of shares of the common stock held of record or beneficially by each person who held of record, or who had the right to acquire shares within 60 days, or was known by us to own beneficially, more than 5% of the Company's stock, and the name and holdings of each director and named executive officer and of all executive officers and directors as a group.

Name of Person or Group	Number of Shares Beneficially Owned	Percent of Class
Principal Stockholders:
The Canopy Group, Inc. 333 South 520 West, Suite 300 Lindon, Utah 84042	5,318,494	46.2%
John R. Wall 18807 Northeast 103rd Street Redmond, Washington 98052	800,000	6.9%
Named Executive Officers And Directors:
Ralph J. Yarro, III	5,388,669(1)	46.8%
Steve Cakebread	42,292(2)	*
Edward E. Iacobucci	57,500(3)	*
Darcy Mott	5,318,831(4)	46.2%
R. Duff Thompson	22,500(5)	*
Thomas P. Raimondi, Jr.	47,500(6)	*
Darl C. McBride	0(7)	*
Robert K. Bench	281,855(8)	2.4%
Sean Wilson	0(9)	*
Chris Sontag	0(10)	*
Opinder Bawa	20,833(11)	*
All Officers and Directors as a Group (11 Persons)	5,835,591(12)	50.7%

(1)
Consists of options to purchase 60,000 shares of common stock, 10,000 shares acquired through an open-market purchase, 175 shares of common stock, and 5,318,494 shares of common stock held by The Canopy Group. Mr. Yarro is the President and Chief Executive Officer of The Canopy Group. Mr. Yarro disclaims beneficial ownership of the shares held by The Canopy Group except to the extent of his pecuniary interest therein.

(2)
Consists of options to purchase 42,292 shares of common stock.

(3)
Consists of options to purchase 47,500 shares of common stock and 10,000 shares acquired through an open-market purchase.

(4)
Consists of 337 shares of common stock held by Mr. Mott and 5,318,494 shares of common stock held by The Canopy Group. Mr. Mott is the Vice President, Treasurer and Chief Financial Officer of The Canopy Group. Mr. Mott disclaims beneficial ownership of the shares held by The Canopy

  Group except to the extent of his pecuniary interest therein. Does not include options to purchase 45,000 shares of common stock granted to Mr. Mott in June 2002.

(5)
Consists of options to purchase 22,500 shares of common stock.

(6)
Consists of options to purchase 47,500 shares of common stock.

(7)
Does not include options to purchase 600,000 shares of common stock granted to Mr. McBride in June 2002.

(8)
Consists of 165,000 shares of restricted common stock, options to purchase 24,895 shares of common stock, 5,460 shares acquired through the Company's Employee Stock Purchase Program and 86,500 shares acquired in open-market purchases.

(9)
Does not include options to purchase 110,000 shares of common stock granted to Mr. Wilson in July 2002.

(10)
Does not include options to purchase 110,000 shares of common stock granted to Mr. Sontag in October 2002.

(11)
Consists of 15,000 shares of restricted common stock and options to acquire 5,833 shares of common stock. Does not include options to purchase 90,000 shares of common stock granted to Mr. Bawa in July 2002.

(12)
See notes (1) through (11) as applicable.

EQUITY COMPENSATION PLANS

        The Company maintains the 1998 Stock Option Plan, and 1999 Omnibus Stock Incentive Plan, the 2002 Omnibus Stock Incentive Plan, and the 2000 Employee Stock Purchase Plan. The following is a discussion of the material provisions of the 2002 Omnibus Stock Incentive Plan:

General

        The 2002 Plan is intended to promote the interests of the Company and its stockholders by providing directors, officers, employees and other persons, including outside consultants, who are expected to make a long-term contribution to the success of the Company, with appropriate incentives and rewards to encourage them to enter into and continue in the employ of the Company and to acquire a proprietary interest in the long-term success of the Company, thereby aligning their interests more closely to the interests of the Company's stockholders.

Shares Covered by the 2002 Plan

        The 2002 Plan, if approved, would authorize the grant of incentive awards with respect to an aggregate of 1,500,000 shares of common stock, and such number will automatically increase, as of November 1 of each year beginning in 2001, by 3 percent of the total number of shares of common stock outstanding on the previous October 31st.

        Shares issued pursuant to the 2002 Plan may be authorized and unissued shares, treasury shares or shares acquired by the Company for purposes of the 2002 Plan. Generally, shares subject to an incentive award that remain unissued upon expiration, cancellation, surrender, exchange, or termination of the incentive award will be available for other incentive awards under the 2002 Plan.

Administration

        The 2002 Plan is administered by the Compensation Committee, which currently consists of Messrs. Thompson, Iacobucci, Raimondi, and Cakebread, all of whom are non-employee directors of the Company. Members of the committee serve at the pleasure of the Board. The Committee is authorized, among other things, to do the following:

  •
  to construe, interpret and implement the provisions of the 2002 Plan;

  •
  to select the persons to whom incentive awards will be granted;

  •
  to determine when incentive awards will be granted;

  •
  to determine the terms and conditions of such incentive awards;

  •
  to establish the performance criteria under which incentive awards will be granted;

  •
  to determine when and under what circumstances an incentive award can be settled, canceled, forfeited, exchanged, or surrendered;

  •
  to make rules with respect to the 2002 Plan;

  •
  to determine the terms and provisions of award agreements, which are required to accompany and evidence any incentive award under the 2002 Plan (the terms of which are accepted by any Participant through the act of accepting the incentive award); and

  •
  to make all other determinations deemed necessary or advisable for the administration of the 2002 Plan.

Awards Under the 2002 Plan

        The 2002 Plan permits the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses. Stock options many have an exercise price equal to, less than, or greater than the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options must be equal or greater than the fair market value of the common stock as of the date of grant.

Amendment or Termination of the 2002 Plan

        The board may suspend, revise, terminate or amend the 2002 Plan at any time; provided, however, that stockholder approval must be obtained if and to the extent that the Board deems it appropriate to satisfy Section 162(m) of the Code, Section 422 of the Code or the rules of any stock exchange on which the common stock is listed. No action under the 2002 Plan may, without the consent of the Participant, reduce the Participant's rights under any outstanding award.

        The following table provides information about equity awards under each of the Company's Equity Compensation Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	2,974,600	$4.99	1,128,257	(1)(2)
Equity compensation plans not approved by security holders	1,291,054	$0.84	189,289	(1)

Total	4,265,654	$3.73	1,317,546

(1)
The 1999 and 2002 Plans incorporates an evergreen formula pursuant to which on each November 1, the aggregate number of shares reserved for issuance under the 1999 and 2002 Plans will increase by a number of shares equal to three percent of the outstanding shares on the day preceding (October 31). The ESPP incorporates an evergreen formula pursuant to which on November 1 of each year the aggregate number of shares reserved for issuance under the ESPP will increase by a number of shares equal to one percent of the outstanding shares on the day preceding (October 31).

(2)
Of these shares, 531,781 shares remain available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions

        Other than the transactions described below, during fiscal year 2002 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party:

  •
  in which the amount exceeds $60,000; and

  •
  in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

The Canopy Group

        During fiscal year 2002, the Company entered into an operating lease agreement with The Canopy Group for office space for its headquarters in Utah that continues through December 2007. The Company pays Canopy approximately $46,000 per month for this office space.

Tarantella, Inc.

        During the second quarter of fiscal year 2002, the Company bought back 500,000 shares of its outstanding common stock from Tarantella, Inc. ("Tarantella"). The Company paid $555,000 for these shares, or $1.11 per share, which represented a discount from the quoted market price. During the third quarter of fiscal year 2002, the Company purchased an additional 3,115,000 shares from Tarantella and paid $2,959,000, or $0.95 per share, which represented a premium from the quoted market price. As of October 31, 2002, Tarantella did not hold an equity ownership interest in the Company.

        In connection with the second repurchase from Tarantella, the Company received and accepted a resignation letter from one of the directors representing Tarantella on the Company's board of directors.

MTI Technology, Inc.

        During the third quarter of fiscal year 2002, the Company purchased 1,189,000 shares of its outstanding common stock from MTI Technology, Inc. ("MTI") for $1,070,000, or $0.90 per share, which represented a premium from the quoted market price. As of October 31, 2002, MTI did not hold an equity ownership interest in the Company.

Vista.com and John R. Wall

        During the fourth quarter of fiscal year 2002, the Company entered into a license agreement with Community IQ.com d/b/a Vista.com ("Vista"). Under the agreement, the Company acquired an exclusive license from Vista to sell and market Vista's web services solutions for the small business market. The Company prepaid $100,000 of royalties under the license agreement and also advanced another $250,000 to Vista in connection with a right to purchase 3,312,737 shares of Vista's Series C convertible preferred stock for $500,000. Additionally, the Company acquired a $1,000,000 convertible note receivable payable by Vista from John R. Wall, Vista's founder, in exchange for 800,000 shares of the Company's common stock with an estimated fair market value of $900,000 and $100,000 in cash. The $1,000,000 note receivable is due on August 15, 2003, bears interest at 8 percent payable at maturity and is convertible at the Company's option into a 20 percent fully diluted interest in Vista.

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
10.16	Severance Agreement between Ransom H. Love and Caldera International, Inc. (filed with the Company's Annual Report on Form 10-K on January 29, 2003)
10.17	Caldera 2002 Omnibus Stock Incentive Plan
21.1	Subsidiaries of the Registrant (filed with the Company's Annual Report on Form 10-K on January 29, 2003)
23.1	Consent of KPMG LLP, Independent Auditors (filed with the Company's Annual Report on Form 10-K on January 29, 2003)
23.2	Consent of Arthur Andersen, Independent Public Accountants (filed with the Company's Annual Report on Form 10-K on January 29, 2003)
99.1	Section 906 Certifications

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2003.

CALDERA INTERNATIONAL, INC.
By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ DARL C. MCBRIDE Darl C. McBride	President and Chief Executive Officer	February 27, 2003
Principal Financial and Accounting Officer:
/s/ ROBERT K. BENCH Robert K. Bench	Chief Financial Officer	February 27, 2003

Additional Directors:
/s/ DARCY MOTT Darcy Mott	Director	February 27, 2003
/s/ RALPH J. YARRO III Ralph J. Yarro III	Chairman of the Board	February 27, 2003
/s/ EDWARD E. IACOBUCCI Edward E. Iacobucci	Director	February 27, 2003
/s/ STEVEN M. CAKEBREAD Steven M. Cakebread	Director	February 27, 2003
/s/ THOMAS P. RAIMONDI Thomas P. Raimondi	Director	February 27, 2003
/s/ R. DUFF THOMPSON R. Duff Thompson	Director	February 27, 2003

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

February 27, 2003

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

February 27, 2003

/S/ ROBERT K. BENCH Robert K. Bench, Chief Financial Officer

QuickLinks

  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K