Form 10-Q
period 2003-01-31
CALDERA INTERNATIONAL INC/UT
filed 2003-03-17
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2003

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

(801) 765-4999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐    NO ☒

As of March 13, 2003, there were 12,192,623 shares of the Registrant’s common stock outstanding.

Caldera International, Inc.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	January 31, 2003	October 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,942	$6,589
Restricted cash	1,250	1,428
Accounts receivable, net of allowance for doubtful accounts of $238 and $348, respectively	9,489	8,622
Other current assets	3,902	4,483
Total current assets	19,583	21,122

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,644	3,884
Leasehold improvements	760	724
Furniture and fixtures	203	201
	4,607	4,809
Less accumulated depreciation and amortization	(2,865)	(2,788)
Net property and equipment	1,742	2,021

OTHER ASSETS:
Intangibles, net	10,473	11,258
Other assets, net	2,064	3,005
Total other assets	12,537	14,263

Total assets	$33,862	$37,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,051	$2,467
Royalty payable to Novell, Inc.	1,250	1,428
Accrued payroll and benefits	3,043	4,089
Other current liabilities	5,700	7,632
Deferred revenue	9,802	10,056
Taxes payable	922	1,113
Other royalties payable	601	669
Total current liabilities	23,369	27,454

LONG-TERM LIABILITIES:
Other long-term liabilities	2,340	1,625
Total long-term liabilities	2,340	1,625

COMMITMENTS AND CONTINGENCIES (Notes 1, 8 and 9)

MINORITY INTEREST	150	150

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 11,999 and 11,412 shares outstanding, respectively	12	11
Additional paid-in capital	215,083	214,299
Warrants outstanding	—	294
Deferred compensation	(742)	(644)
Accumulated other comprehensive income	667	510
Accumulated deficit	(207,017)	(206,293)
Total stockholders’ equity	8,003	8,177

Total liabilities and stockholders’ equity	$33,862	$37,406

See notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(unaudited)

 (in thousands, except per share data)

	Three Months Ended January 31,
	2003	2002
REVENUE:
Products	$11,090	$14,906
Services	2,450	3,007
Total revenue	13,540	17,913

COST OF REVENUE:
Products	1,186	2,538
Services	1,692	3,142
Total cost of revenue	2,878	5,680

GROSS MARGIN	10,662	12,233

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $34 and $57, respectively)	6,440	8,371
Research and development (exclusive of stock-based compensation of $23 and $67, respectively)	2,650	5,367
General and administrative (exclusive of stock-based compensation of $155 and $141, respectively)	1,650	2,724
Restructuring charges	(252)	4,336
Amortization of intangibles	700	756
Loss on disposition and write-down of long-lived assets	—	1,328
Stock-based compensation	212	265
Total operating expenses	11,400	23,147

LOSS FROM OPERATIONS	(738)	(10,914)

EQUITY IN LOSS OF AFFILIATE	(25)	—

OTHER INCOME (EXPENSE):
Interest income	39	150
Interest expense	—	(126)
Other income (expense), net	5	46
Total other income, net	44	70

LOSS BEFORE INCOME TAXES	(719)	(10,844)

PROVISION FOR INCOME TAXES	(5)	(162)

NET LOSS	$(724)	$(11,006)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.77)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	11,244	14,355

OTHER COMPREHENSIVE LOSS:
Net loss	$(724)	$(11,006)
Foreign currency translation adjustments	157	(184)
COMPREHENSIVE LOSS	$(567)	$(11,190)

See notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(724)	$(11,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition and write-down of long-lived assets	—	1,288
Amortization of goodwill and intangibles (including $85 and $84 classified as cost of revenue, respectively)	785	840
Depreciation and amortization	341	843
Stock-based compensation	157	265
Equity in loss of affiliate	25	—
Amortization of debt discount	—	125
Issuance of common stock and options for services	55	126
Changes in operating assets and liabilities:
Accounts receivable, net	(867)	3,660
Other current assets	1,906	(51)
Other assets	(94)	9
Accounts payable	(416)	(1,248)
Payable to Tarantella, Inc.	—	224
Accrued payroll and benefits	(1,046)	(484)
Other current liabilities	(1,022)	819
Deferred revenue	(254)	586
Taxes payable	(191)	(327)
Other royalties payable	(68)	(249)
Other long-term liabilities	(195)	2,790
Net cash used in operating activities	(1,608)	(1,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17)	(4)
Proceeds from available-for-sale securities	—	5,943
Investment in non-marketable securities	(350)	—
Net cash (used in) provided by investing activities	(367)	5,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESP program	57	230
Proceeds from exercise of common stock options	124	74
Net cash provided by financing activities	181	304

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,794)	4,453
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	147	(184)
CASH AND CASH EQUIVALENTS, beginning of period	6,589	20,541
CASH AND CASH EQUIVALENTS, end of period	$4,942	$24,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$129	$269

See notes to condensed consolidated financial statements.

CALDERA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation, on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, Caldera Systems completed an initial public offering of its common stock.

Caldera Systems developed and marketed software and provided services related to the development, deployment and management of Linux-based specialized servers and internet devices.  Caldera Systems sold and distributed its software and related products indirectly through distributors and solutions providers, which included value-added resellers (“VARs”), original equipment manufacturers (“OEMs”), vertical solution providers (“VSPs”) and systems integrators, as well as directly to end-user customers.  These sales occurred throughout the United States and in certain international locations.

On May 7, 2001, Caldera International, Inc. (the “Company”) was formed as a holding company to own Caldera Systems and to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. (“Tarantella”), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of August 1, 2000, as amended.  Under the Reorganization Agreement, the Company acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries.  In connection with the formation of Caldera International, Inc., Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc.  All shares of Caldera Systems’ common stock, as well as options to purchase shares of Caldera Systems’ common stock, were converted into the same number of shares of common stock of the Company and options to purchase shares of common stock of the Company.

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

The Company’s business has continued to focus on developing and marketing reliable, cost-effective Linux and UNIX software products and related services for the small business market.  The Company continues to market SCO OpenServer and SCO UnixWare products.  Additionally, the Company recently renamed its Linux product offering SCO Linux, powered by United Linux, to draw on the strength of the SCO brand.  The Company is continuing to sell Linux and UNIX products and services to customers through an indirect, leveraged worldwide channel of partners, which includes distributors and solution providers.  This worldwide distribution channel locally supports customers and resellers with minor modifications that fit their particular country’s needs.

Management believes that the Company’s operations will generate positive cash flows during the remainder of fiscal year 2003.  However there can be no assurance that the Company will be successful in achieving forecasted results.  In December 2002, the Company obtained a

$2,910,000 line of credit from a commercial bank that bears interest at the prime rate minus one percent (with a floor rate of 3.75 percent) that matures on October 31, 2003.  Borrowings under the line of credit are secured by a letter of credit from the Company’s principal stockholder.  As of January 31, 2003, there were no borrowings outstanding under the line of credit.  Additionally, if sufficient funds are not available or are not available on acceptable terms, the Company’s principal stockholder has confirmed their intent to provide additional financial support in the form of capital, loans, direct or indirect guarantees of loans or other direct or indirect injections of funds to enable the Company to continue as a going concern through November 2003.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K, are adequate to make the information presented not misleading.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates, as discussed in the Company’s most recent Annual Report on Form 10-K and related amendments, include, among others, revenue recognition, impairment of long-lived assets and allowances for doubtful accounts and product returns.

Revenue Recognition

The Company’s revenue is primarily from two sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales by source code OEMs; and (ii) service and support revenue, primarily from providing software updates, support and education and consulting services to end users.

The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

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

Net Loss per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options.  There were 3,986,000 and 4,338,000 outstanding options to purchase common shares during the three months ended January 31, 2003 and 2002, respectively, which were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, decreasing the net loss per common share.

(3)  OTHER CURRENT ASSETS

Other current assets include the following as of January 31, 2003 and October 31, 2002 (in thousands):

	January 31, 2003	October 31, 2002

Notes receivable and accrued interest from Vista (Note 5)	$1,137	$—
Prepaid expenses	1,085	1,273
VAT receivable	800	1,556
Other	880	1,654
Total	$3,902	$4,483

(4)  INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment.  The Company adopted SFAS No. 142 on November 1, 2001, the beginning of fiscal year 2002.  All of the Company’s identifiable intangible assets are deemed to have finite lives and are amortized over their remaining useful lives.

Intangible assets are the result of the acquisition of certain assets and operations from Tarantella and the acquisition of the WhatIfLinux technology from Acrylis, Inc.  Upon adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and reduced the carrying value of its goodwill to $0.

The following table summarizes the remaining components of amortized intangible assets and their useful lives as of January 31, 2003 (in thousands):

	Estimate Useful Life	Gross Carrying Amount	Accumulate Amortization	Net Book Value
Amortized intangible assets:
Distribution/reseller channel	5 years	$11,626	$2,934	$8,692
Acquired technology – Tarantella	5 years	1,687	425	1,262
Acquired technology – Acrylis	2 years	871	547	324
Trade name and trademarks	5 years	261	66	195
Total intangible assets		$14,445	$3,972	$10,473

(5)  INVESTMENT IN VISTA.COM

During August 2002, the Company entered into a license agreement with Community IQ.com d/b/a Vista.com (“Vista”).  Under the agreement, the Company acquired an exclusive license from Vista to sell and market Vista’s web services solutions to the Company’s channel partners.  The Company prepaid $100,000 of royalties under the license agreement and advanced $250,000 to Vista in connection with a right to purchase 3,313,000 shares of Vista’s Series C convertible preferred stock for $500,000 (see below).  Additionally, the Company acquired a $1,000,000 convertible note receivable payable by Vista from Vista’s founder in exchange for 800,000 shares of the Company’s common stock with an estimated fair market value of $900,000 and $100,000 in cash.  The $1,000,000 note receivable is guaranteed by Vista’s majority stockholder and is due on August 15, 2003.  The note bears interest at 8 percent payable at maturity and is convertible at the Company’s option into a 20 percent fully diluted interest in Vista.  The notes receivable and related accrued interest are included in other current assets (see Note 3).

In December 2002, the Company and Vista entered into the Stock Purchase Agreement, pursuant to which the Company acquired 3,313,000 shares of Vista’s Series C preferred stock for $500,000.  The 3,313,000 shares of Series C preferred stock represent a 10 percent fully diluted interest in Vista.  The $250,000 advance as of October 31, 2002 was applied toward the purchase and during January 2003 the remaining $250,000 was paid.  Additionally, the Company and Vista entered into an Agreement and Plan of Merger pursuant to which the Company received an option through March 31, 2003 for no additional consideration to acquire the remaining 70 percent ownership interest of Vista in exchange for 2,500,000 shares of the Company’s common stock.  The Company also received the right to representation on Vista’s board of directors.

In January 2003, the Company advanced Vista $100,000 in the form of a promissory note due on April 14, 2003.  This promissory note bears interest at 8 percent payable at maturity and is convertible at the Company’s option into a 5 percent fully diluted interest in Vista.  If the option to convert the promissory note is exercised by the Company, the option to acquire the remaining equity ownership of Vista as defined above will be decreased by 179,000 shares.

Because of the Company’s current 10 percent ownership interest and the convertible features of the notes receivable from Vista, the Company is accounting for its interest in Vista using the equity method of accounting.  Under the equity method, the Company recognizes its portion of the net income or net loss of Vista in its consolidated statements of operations.  During the first quarter of fiscal year 2003, the Company recognized $25,000 in its condensed consolidated statements of operations as its equity in Vista’s net loss.

(6)  OTHER CURRENT LIABILITIES

As of January 31, 2003 and October 31, 2002, other accrued liabilities consisted of the following (in thousands):

	January 31, 2003	October 31, 2002

Co-operative advertising	$1,438	$1,630
Accrual for unvouchered payables	1,362	1,824
Restructuring accrual – current portion	447	1,113
Other	2,453	3,065
Total	$5,700	$7,632

(7)  RESTRUCTURING PLANS

The Company’s board of directors has adopted restructuring plans to reduce facilities and personnel.  These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.

The following table summarizes the activity related to the restructuring accruals during the three months ended January 31, 2003 (in thousands):

	Balance as of October 31, 2002	Additions	Payments	Adjustments	Balance as of January 31, 2003

Restructuring accrual during quarter ended Oct. 31, 2001	$183	$—	$(80)	$(103)	$—
Restructuring accrual during quarter ended Jan. 31, 2002	463	—	(21)	—	442
Restructuring accrual during quarter ended July 31, 2002	180	—	(178)	(2)	—
Restructuring accrual during quarter ended Oct. 31, 2002	961	—	(310)	(147)	504
Total	$1,787	$—	$(589)	$(252)	$946

The adjustments related to the July 31, 2002 and October 31, 2002 accruals totaling $149,000 represent the difference between actual payments made and estimated accruals for severance costs for international employees.  The adjustment related to the October 31, 2002 accrual of $103,000 represents a facility accrual reversed as the Company was successful in negotiating a lease termination for one of its facilities that had been vacated in connection with a previous corporate restructuring.  At the time of the restructurings above, the accruals recorded were management’s best estimate of the future costs.  As of January 31, 2003, the remaining accruals relate to future lease payments for vacated facilities and will be relieved as the lease payments are made in accordance with the lease terms through 2008.

(8)  COMMITMENTS AND CONTINGENCIES

Litigation

Beginning in July 2001, the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering were named as defendants in a series of class action lawsuits filed in the United States District Court for the Southern District of New York (the “Actions”) by parties alleging violations of the securities laws.  The complaints were subsequently amended and consolidated into a single complaint.  The consolidated complaint alleges certain improprieties regarding the circumstances surrounding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended.  The consolidated complaint also alleges that, whether or not the Company’s officers or directors were aware of the underwriters’ conduct, the Company and those officers and directors have statutory liability under the securities laws for issuing a registration statement in connection with the Company’s initial public offering that failed to disclose that conduct.

The consolidated complaint also alleges claims solely against the underwriters under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.  Over 300 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court.  In September 2002, the plaintiffs agreed to dismiss the individual defendants, but may elect to bring the individual defendants back into the case at a later date.  Management believes that the claims against the Company and any of its officers and directors are without legal merit and intend to defend them vigorously.  The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto.  In addition, the Company’s underwriting agreement with its underwriter provides for the indemnification of the Company and its officers and directors for liabilities arising out of misstatements in its registration statement attributable to material non-disclosures by the underwriters.  The Company also maintains liability insurance coverage that is expected to substantially cover the costs of defending the claims, once the retention amount has been expended.  During the three months ended January 31, 2003, the Company has accrued up to the full retention amount.

The Company has notified its underwriters and insurance companies of the existence of the claims.  The initial round of motions to dismiss under the securities laws were recently denied on the basis that the Plaintiffs had alleged, but not proven, proper causes of action.  The actions will now enter the discovery phase of litigation.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

In October 2002, a former Indian distributor of the Company asserted a claim for $1,428,000.  The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  In accordance with the Company’s revenue recognition policy, revenue related to the inventory with the distributor is included in deferred revenue as of January 31, 2003.  This matter is in the initial stage of discovery; however, management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is a party to certain other legal proceedings arising in the ordinary course of business.  Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

Operating Lease Guarantee

In connection with the acquisition of the server and professional services groups from Tarantella, the Company acquired Tarantella’s subsidiary in the United Kingdom.  The United Kingdom subsidiary continued as the lessee under certain operating leases for facilities retained and used by Tarantella.  The Company and Tarantella have completed assignment agreements with the respective lessors to assign the leases to Tarantella.  However, the Company’s United Kingdom subsidiary remained on these operating leases as a second guarantor and may be liable under these obligations in the event that Tarantella defaults.  Future minimum operating lease payments under these leases extend through 2020 and total $10,366,000.  Tarantella has established an escrow account of $500,000 as collateral in the event they default under the agreement.  As of January 31, 2003, the Company believes that it will not be required to make any payments under this guarantee, and therefore, no liability has been recorded.

(9)  STOCKHOLDERS’ EQUITY

Stock-Based Compensation

During the quarter ended January 31, 2003, the Company granted 339,000 stock options with an average exercise price of $1.52 per share.  None of these stock options were granted at prices that were below the quoted market price on the date of grant.  During the quarter ended January 31, 2003, 130,000 options to purchase shares of common stock were exercised with an average exercise price of $0.95 per share.  As of January 31, 2003, there were 3,780,000 stock options outstanding with a weighted average exercise price of $2.17 per share.

During the quarter ended January 31, 2003, the Company issued a ten-year option to acquire 100,000 shares of the Company’s common stock at $1.52 per share to a consultant for services.  The option vests as follows, (i) options to purchase 50,000 shares vest on a monthly basis over a 12-month period, and (ii) the remaining options to purchase 50,000 shares vest upon the achievement of certain milestones. The fair value of the options will be determined and recorded as expense in the periods the services are performed and the milestones are achieved.  During the quarter ended January 31, 2003 the Company recorded $20,000 of expense related to this option.  Assumptions used to determine the fair value of the options vested during the quarter ended January 31, 2003 using the Black-Scholes option-pricing model were the following:  estimated fair value of common stock $1.38 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 93 percent; and exercise term of ten years.

Amortization of deferred compensation was $182,000 during the quarter ended January 31, 2003 and $216,000 during the quarter ended January 31, 2002.

During the quarter ended January 31, 2003, the Company issued 170,000 shares of restricted stock to certain key employees.  The restrictions related to the restricted stock awards lapse over a period of 24 months.  The fair value of the restricted stock awards granted of $255,000 was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.  During the quarter ended January 31, 2003, the Company amortized $32,000 as stock-based compensation related to these restricted stock grants which is included as a component of the $210,000 described above.

During the quarter ended January 31, 2002, the Company agreed to extend the exercise period for options held by certain employees that were terminated.  The Company recorded $49,000 of compensation expense related to these modifications.

Warrant Agreement with Morgan Keegan

In August 2002, the Company entered into an agreement with Morgan Keegan & Company (“Morgan Keegan”) to act as an exclusive financial advisor to assist the Company in its analysis, consideration and if appropriate, execution of various financial and strategic alternatives available to it including, but not limited to, securing additional equity and/or debt capital and potential strategic transactions including mergers, acquisitions and joint ventures.

In consideration for the services provided, the Company issued to Morgan Keegan a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  Morgan Keegan was granted demand registration rights to have the Company use its best efforts to register the shares upon exercise of the warrant.  In the event that the Company is successful in raising equity, it will have a contingent fee owed to Morgan Keegan for six percent of the principal amount of the financing.  If the Company is successful in raising mezzanine financing (convertible debt) and/or senior debt, it will have a contingent fee owed to Morgan Keegan of three percent and one percent, respectively, of the amounts borrowed.  In the event that the Company is successful in completing an acquisition, it will have a contingent fee owed to Morgan Keegan for the greater of two percent of the transaction value or $250,000.

During August 2002, the Company and Morgan Keegan executed the warrant agreement.  Upon execution of the warrant agreement, the Company recorded the fair value of the warrant of $294,000 as stock-based compensation, determined using the Black-Scholes option-pricing model.  Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $1.47 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 145 percent; and expected exercise life of three months.  During the quarter ended January 31, 2003, Morgan Keegan exercised the warrant agreement.

Employee Stock Purchase Plan

On November 30, 2002, employees participating in the Company’s employee stock purchase plan acquired 87,500 shares of the Company’s common stock at a price of $0.66 per share.

(10)  SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s three geographic units.  The geographic units consist of the Americas, EMEA (Europe, Middle East and Africa) and Asia.  Revenue, cost of revenue and direct sales and marketing expenses are tracked for each geographic unit.  Costs of corporate marketing, research and development and general and administration are allocated to each geographic unit based on the geographic unit’s percentage of total revenue.

Segment disclosures for the Company’s operating divisions are as follows for the three months ended January 31, 2003 and 2002 (in thousands):

	Three Months Ended January 31, 2003
	Americas	EMEA	Asia	Corporate	Total

Revenue	$7,264	$4,969	$1,221	$86	$13,540
Cost of revenue	1,359	1,198	207	114	2,878
Gross margin	5,905	3,771	1,014	(28)	10,662
Sales and marketing	2,634	2,926	875	5	6,440
Research and development	1,422	973	239	16	2,650
General and administrative	885	606	149	10	1,650
Other	—	—	—	660	660
Total operating expenses	4,941	4,505	1,263	691	11,400
Loss from operations	$964	$(734)	$(249)	$(719)	$(738)

	Three Months Ended January 31, 2002
	Americas	EMEA	Asia	Corporate	Total

Revenue	$9,058	$7,005	$1,850	$—	$17,913
Cost of revenue	3,936	1,466	278	—	5,680
Gross margin	5,122	5,539	1,572	—	12,233
Sales and marketing	3,986	3,167	1,218	—	8,371
Research and development	2,714	2,099	554	—	5,367
General and administrative	1,377	1,066	281	—	2,724
Other	—	—	—	6,685	6,685
Total operating expenses	8,077	6,332	2,053	6,685	23,147
Loss from operations	$(2,955)	$(793)	$(481)	$(6,685)	$(10,914)

Long-lived assets, which include property and equipment as well as intangible assets, by location consists of the following as of January 31, 2003 and October 31, 2002 (in thousands):

	January 31, 2003	October 31, 2002
Long-lived assets:
United States	$11,830	$12,866
International	385	413
Total long-lived assets	$12,215	$13,279

(11)  SUBSEQUENT EVENT

On March 7, 2003, the Company announced that it had filed legal action against IBM in the State Court of Utah, for misappropriation of trade secrets, tortuous interference, unfair competition and breach of contract.  The complaint alleges that IBM made concerted efforts to improperly destroy the economic value of UNIX, particularly UNIX on Intel, to benefit IBM’s new Linux services business.  As a result of IBM’s unfair competition and the marketplace injury sustained by the Company, the Company is requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial.  The Company is also demanding that IBM cease these anti-competitive practices based on specific requirements in a notification letter sent to IBM.  If these requirements are not met, the Company will have the authority to revoke IBM’s AIX license 100 days following the receipt of the letter.

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing and our annual report on Form 10-K for the year ended October 31, 2002 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  This discussion contains forward-looking statements that involve risks and uncertainties often indicated by such words as “estimates”, “anticipates”, “continue”, “expects”, “intends”, “believes” and similar expressions.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under “Risk Factors” and elsewhere in this quarterly filing.

Overview

We originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed the Company as a new holding company under the name of Caldera International, Inc., to acquire substantially all of the assets and operations of the server and professional services groups of Tarantella Inc., formerly known as The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated August 1, 2000 and as subsequently amended (the “Tarantella Acquisition”).  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of the Company.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in the Company.

On August 26, 2002, Caldera International, Inc. announced that it will change its name to The SCO Group, Inc. (“SCO”), pending shareholder approval at the annual stockholders’ meeting to be held later in fiscal year 2003.  The name change is in response to the continuing brand recognition related to the SCO OpenServer and SCO UNIXWare product lines.

Currently, over 95 percent of our current revenue is derived from UNIX related products and services.  Revenue from our UNIX related products and services has decreased in each of the quarters since the acquisition from Tarantella, as a combined result of worldwide economic conditions, the slow-down in information technology spending and from intense competition from suppliers of competitive operating systems.

RESULTS OF OPERATIONS

We have reduced the number of our employees from 664 at the time of the Tarantella Acquisition to 339 as of January 31, 2003.  During the quarters subsequent to the Tarantella Acquisition, we have experienced a decline in our revenue primarily attributed to the worldwide economic slowdown, lower information technology spending and increased competition in the operating system market, and as a result we have implemented cost reduction measures to decrease personnel and excess facilities and have significantly reduced overall operating expenses.  We anticipate we will continue to make cost-reductions in our efforts to achieve profitability.

The following table summarizes the decline in our revenue and our reduction of ongoing operating expenses (excluding non-cash charges for intangibles amortization and stock-based compensation, restructuring charges and  losses on dispositions and  write-downs of long-lived assets) during the past five quarters (in thousands):

	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002

Revenue	$13,540	$15,468	$15,384	$15,476	$17,913

Sales and marketing	6,440	6,610	6,908	7,665	8,371
Research and development	2,650	3,748	4,284	4,159	5,367
General and administrative	1,650	1,913	2,260	2,523	2,724
Total	$10,740	$12,271	$13,452	$14,347	$16,462

THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

Revenue

Revenue was $13,540,000 for the first quarter of fiscal year 2003, and $17,913,000 for the first quarter of fiscal year 2002, representing a decrease of $4,373,000, or 24 percent.  This decrease was attributable to the continuing worldwide economic slowdown and from the related decrease in information technology spending, as well as from increased competition from other operating system products.  During the first quarter of fiscal year 2003, 82 percent of our revenue was generated from the sale of products and 18 percent of our revenue was generated from services.  During the first quarter of fiscal year 2002, 83 percent of our revenue was generated from the sale of products and 17 percent of our revenue was generated from services.  Revenue from international customers accounted for 46 percent of total revenue for the first quarter of fiscal year 2003 and 49 percent for the first quarter of fiscal year 2002.

Products.  Products revenue was $11,090,000 for the first quarter of fiscal year 2003 and $14,906,000 for the first quarter of fiscal year 2002, representing a decrease of $3,816,000, or 26 percent.  The decrease in products revenue during the first quarter of fiscal year 2003 from the first quarter of fiscal year 2002 was attributable to decreased sales of OpenServer and UnixWare products resulting from a decrease in information technology spending caused by the worldwide economic slowdown.  This impact was largely felt in our distribution channel in the Americas and Europe.  Our UNIX-based products revenue has also declined due to increased competition in the operating system market from other software offerings.  OpenServer and UnixWare products continue to be the largest components of the Company’s products revenue.  For the first quarter of fiscal year 2003, OpenServer revenue was $4,741,000, or 43 percent of total products revenue and UnixWare revenue was $4,164,000, or 38 percent of total products revenue.  Products revenue derived from Linux products and integrated Linux and UNIX products was less than five percent of total products revenue during the first quarter of fiscal year 2003.

Services.  Services revenue was $2,450,000 for the first quarter of fiscal year 2003 and $3,007,000 for the first quarter of fiscal year 2002, representing a decrease of $557,000, or 19 percent.  The decrease in services revenue is primarily related to our decrease in products revenue as a portion of our services revenue is dependent on products revenue.  We also experienced a decrease in professional services revenue as we have seen a decrease in the demand for custom enterprise-level projects.  The majority of our services revenue continues to be derived from customers currently using UNIX-based operating systems.

Cost of Revenue

Cost of Products Revenue.  Cost of products revenue was $1,186,000 for the first quarter of fiscal year 2003 and $2,538,000 for the first quarter of fiscal year 2002, representing a decrease of $1,352,000, or 53 percent.  Cost of products revenue as a percentage of products revenue was 11 percent for the first quarter of fiscal year 2003 and 17 percent for the first quarter of fiscal year 2002.  The decrease in the cost of products revenue percentage for the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was attributable primarily to reduced overhead and manufacturing costs and decreased royalty obligations to third party vendors.

For the remainder of fiscal year 2003, we expect the cost of products revenue as a percentage of products revenue to be consistent with the first quarter of fiscal year 2003.

Cost of Services Revenue.  Cost of services revenue was $1,692,000 for the first quarter of fiscal year 2003 and $3,142,000 for the first quarter of fiscal year 2002, representing a decrease of $1,450,000, or 46 percent.  Cost of services revenue as a percentage of services revenue was 69 percent for the first quarter of fiscal year 2003 and 104 percent for the first quarter of fiscal year 2002.  The decrease in cost of services revenue as a percentage of services revenue for the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was attributable to decreased employee and related costs in our support services and professional services organization as well as from the elimination of certain third party support contracts.

For the remainder of fiscal year 2003, we expect cost of services revenue as a percentage of services revenue to be consistent with the first quarter of fiscal year 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $6,440,000 for the first quarter of fiscal year 2003 and $8,371,000 for the first quarter of fiscal year 2002, representing a decrease of $1,931,000, or 23 percent.  Sales and marketing expenses represented 48 percent of total revenue for the first quarter of fiscal year 2003 and were 47 percent of total revenue for the first quarter of fiscal year 2002.  The decrease in the dollar amount of sales and marketing expense in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was attributable to a reduction in sales and marketing employees, reduced travel expenses, and less commissions and lower co-operative advertising costs as a result of lower revenue.  For the remainder of fiscal year 2003, we anticipate that sales and marketing expenses will remain consistent in absolute dollars from the first quarter of fiscal year 2003.

Research and Development.  Research and development expenses were $2,650,000 for the first quarter of fiscal year 2003 and $5,367,000 for the first quarter of fiscal year 2002, representing a decrease of $2,717,000, or 51 percent.  Research and development costs represented 20 percent of total revenue for the first quarter of fiscal year 2003 and 30 percent of total revenue for the first quarter of fiscal year 2002.  The decrease in the dollar amount of research and development expenses in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was attributable to fewer employees and related costs and reduced outside consulting and contract services.  We have also eliminated development efforts on engineering projects that were not core to the Company’s business and reduced Linux-related development costs as a result of our involvement in the United Linux consortium.  For the remainder of fiscal year 2003, we anticipate that research and development expenses will remain consistent in absolute dollars from the first quarter of fiscal year 2003.

General and Administrative.  General and administrative expenses were $1,650,000 for the first quarter of fiscal year 2003 and $2,724,000 for the first quarter of fiscal year 2002, representing a decrease of $1,074,000, or 39 percent.  General and administrative expenses represented 12 percent of total revenue for the first quarter of fiscal year 2003 and 15 percent of total revenue for the first quarter of fiscal year 2002.  The decrease in general and administrative expenses in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was primarily attributable to fewer employees and related costs and reduced costs for outside professional services.  For the remainder of fiscal year 2003, we anticipate that general and administrative expenses will increase in absolute dollars from the first quarter of fiscal year 2003, as a result of costs incurred for legal fees and related services in connection with our SCOsource initiative.

Net Restructuring Charges.  During the first quarter of fiscal year 2003, we recorded a reversal of a previously recorded restructuring charge of $(252,000).  The net restructuring charge for the first quarter of fiscal year 2003 was comprised of adjustments to previously recorded restructuring charges for actual payments made.  During the first quarter of fiscal year 2002, the Company incurred a restructuring charge of $4,336,000 that was related to the elimination of certain positions and the closure of certain facilities.

Amortization of Intangibles.  The Company recorded $700,000 of amortization in the first quarter of fiscal year 2003 and $756,000 during the first quarter of fiscal year 2002 related to the amortization of intangible assets in connection with the acquisition of technology and other assets from Tarantella and the WhatIfLinux technology from Acrylis, Inc.

Loss on Disposition and Write-down of Long-lived Assets.  During the first quarter of fiscal year 2002, we recorded a write down of long-lived assets of $1,328,000, which primarily related to the restructuring in the first quarter of fiscal year 2002.  No such losses or write-downs were incurred in the first quarter of fiscal year 2003.

Stock-based Compensation.  In connection with stock options and shares granted to employees and others, we recorded stock-based compensation of $212,000 in the first quarter of fiscal year 2003 and $265,000 for the first quarter of fiscal year 2002.

Equity in Loss of Affiliate

Because of the Company’s existing ownership interest in Vista.com (“Vista”) and the convertible features of the notes receivable from Vista, the Company is accounting for its investment in Vista using the equity method of accounting.  Under the equity method, the Company recognizes its portion of the net income or net loss of Vista in its consolidated statements of operations.  During the first quarter of fiscal year 2003, the Company recognized $25,000 in its statement of operations that represented the Company’s portion of Vista’s net loss.

Other Income (Expense), net

Other income (expense), net, which consists principally of interest expense, interest income and other income, was $44,000 for the first quarter of fiscal year 2003 and $70,000 for the first quarter of fiscal year 2002.

Provision for Income Taxes

The provision for income taxes was $5,000 for the first quarter of fiscal year 2003 and $162,000 for the first quarter of fiscal year 2002.  The provision for income taxes was related to earnings of foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.

As of January 31, 2003, we had cash and cash equivalents of $4,942,000 and a working capital deficit of $3,786,000, which includes $9,802,000 of deferred revenue which will not require dollar for dollar of cash to settle, but will be recognized as revenue in future periods, subject to any appropriate write-downs or allowances.  Our total cash and cash equivalents decreased by $1,647,000 from October 31, 2002.  This decrease resulted primarily from cash used in operations.

Our net cash used in operations during the three months ended January 31, 2003 was $1,608,000.  Cash used in operations was primarily attributable to the net loss of $724,000 offset by non-cash expenses of $1,363,000 and cash used by changes in operating assets and liabilities of $2,247,000.  Cash used in operations has declined in recent quarters primarily due to our recent cost-cutting actions.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the three months ended January 31, 2003, cash used in investing activities was $367,000, which was primarily a result of minor equipment purchases and our further investment in Vista.

Our financing activities provided $181,000 during the three months ended January 31, 2003 and consisted primarily of proceeds received from the exercise of stock options and the purchase of shares of common stock by our employees through our employee stock purchase program.

Our net accounts receivable balance increased from $8,622,000 as of October 31, 2002 to $9,489,000 as of January 31, 2003.  The allowance for doubtful accounts was $238,000 as of January 31, 2003, which represented approximately two percent of our gross accounts receivable balance.  Our write-offs of uncollectable accounts have not been material.

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

The following table summarizes our contractual lease obligations as of January 31, 2003 (in thousands):

Operating Leases

Less than one year	$3,219
One to three years	7,480
Three or more years	1,548
Total payments	$12,247

In connection with the acquisition of the server and professional services groups from Tarantella, Tarantella agreed to continue as the lessee for certain facilities in the United Kingdom that it would retain and use.  The Company and Tarantella have completed assignment agreements for these leases and Tarantella will be the lease tenant and will have financial responsibility for these leases.  However, our United Kingdom subsidiary has been named as a second guarantor on these operating leases, and may be liable under these lease obligations in the event that Tarantella defaults.  Future operating lease payments under these leases extend through 2020 and total $10,366,000.  Tarantella has established an escrow account of $500,000 as collateral in the event they default under the agreement.  As of January 31, 2003, the Company believes that it will not be required to make any payments under this guarantee, and therefore, no liability has been recorded.  This potential obligation is not included in the above table.

We are continuing to implement cost reduction measures in our efforts to achieve profitability and expect that revenue for the second quarter of fiscal year 2003, which ends April 30, 2003, will be in the range of $23,000,000 to $25,000,000.  We also believe our cash provided from operations, our cash and cash equivalents as of January 31, 2003, and cash available under our line of credit will provide sufficient cash to fund our current level of operations through October 31, 2003.  However, there can be no assurance that we will be successful in achieving our revenue and operating expense projections.  Accordingly, we may be required to obtain additional funding to finance our operations.  If sufficient funds are not available or are not available on acceptable terms, our operations could be adversely impacted.

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

We recognize revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, as amended, and Staff Accounting Bulletin (“SAB”) 101.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.  We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.  For contracts involving multiple elements (i.e. delivered and undelivered products, maintenance and other services), we allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us.  The fair value of each element is based on amounts charged when such elements are sold separately.  We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above have been met.

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

We have provided a valuation allowance of $48,644,000 against our entire net deferred tax asset as of October 31, 2002.  The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.  Had different assumptions been used regarding the valuation allowance and our net deferred tax asset, our income tax provision (benefit) could have been materially different than that reported.

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

We performed a valuation of our intangible assets as of January 31, 2003 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that the intangible assets reported in the accompanying consolidated balance sheets are not impaired.  Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable.  We also maintain an allowance for estimated returns based on our historical experience.  Our actual bad debts and returns may differ from our estimates and the differences may be material.

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We have foreign offices and operations primarily in Europe and Asia.  As a result, a substantial portion of our revenue is derived from sales to customers outside the United States.  Most of this international revenue is denominated in U.S. dollars.  However, most of the operating expenses related to the foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the U.K. pound sterling and the Euro, among others.  If the U.S. dollar weakens compared to the U.K. pound sterling and the Euro, our operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations, which we experienced in the past two quarters.  Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets.  Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.  Historically, these amounts have not been significant.

INTEREST RATE RISK

The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We do not borrow money for short-term investment purposes.

INVESTMENT RISK

We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of January 31, 2003, our investments balance was approximately $876,000.

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

Risk Factors

We have not been profitable.

We have not been profitable.  If our revenue continues to decline or we are unable to efficiently further reduce operating expenses, we may not achieve profitability or generate positive cash flow.  For the three months ended January 31, 2003, we incurred a net loss of $724,000 and had a net decrease in cash and cash equivalents of $1,647,000.  If we are unable to achieve positive cash flow from operations, we will not be able to implement our business plan without additional funding, which may not be available to us.

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

We recently launched a rebranding effort for our products and services as well as our corporate image.  On August 26, 2002, we announced that, subject to stockholder approval, we would change our corporate name to The SCO Group, Inc.  In connection with this announcement, we have renamed our UNIX products and services using the SCO trademark to draw on this strong brand recognition.  We acquired the rights to use this trademark in May 2001 from Tarantella in connection with our acquisition of certain Tarantella assets and operations.  If the rebranding effort is not accepted by our resellers or customers of our products and services, if the rebranding efforts cause confusion, or if there are negative connotations associated with the trademark that we cannot successfully address, our business may be adversely affected.

If our recently launched products and services are not accepted in the marketplace, our business may be adversely affected.

We recently launched two strategic initiatives.  In May 2002, we and other Linux vendors including Connectiva, SuSe and TurboLinux announced the organization of UnitedLinux, a new initiative that will streamline Linux development and certification around a global, uniform distribution of Linux for business.  In August 2002, we announced SCObiz, an e-business solution for creating, listing, maintaining supporting, and marketing web sites for small businesses.  This product is based on our exclusive license agreement with Vista.com to sell SCObiz to our channel of partners.  In addition, we have recently released new versions of our SCO OpenServer, SCO UNIXWare and SCO Linux operating systems.  If our resellers or customers do not accept these initiatives or product enhancements, if the products fail to perform as expected, or if revenue from these initiatives is below our expectations, our business may be adversely affected.

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

•                  changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry; and

•                  changes in business attitudes toward Linux and UNIX as viable operating systems compared to other competing systems.

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

We have a two-tiered distribution channel.  The relationships we have developed with resellers allow us to offer our Linux and UNIX products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts.  Some electronic solution providers also purchase solutions through our resellers, and we anticipate they will continue to do so as we expand our product offerings.  Because we usually sell indirectly through resellers, we cannot control the relationships through which solution providers or equipment integrators purchase our products.  In turn, we do not control the presentation of our products to end-users.  Therefore, our sales could be affected by disruptions in the relationships between us and our resellers, between our resellers and electronic solution providers, or between electronic solution providers and end users.  Also, resellers and electronic solution providers may choose not to emphasize our products to their customers.  Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

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

We operate in a highly competitive market and face significant competition from a variety of current and potential sources: many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

In the UNIX operating system market, our competitors include IBM, Microsoft, Hewlett Packard and Sun.  These competitors are aggressively pursuing the current UNIX operating system market.  Many of these competitors have access to greater resources that we do.  More recently, the major competitive alternative to our UNIX and Linux products is Microsoft’s NT.  While we believe that our server products retain a competitive advantage in a number of targeted application areas, the expansion of Microsoft’s and our other competitors’ offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

Our principal competitors in the Linux market include Red Hat, Sun, IBM and SuSe.  In addition, due to the open source nature of Linux, anyone can freely download Linux and many Linux applications and modify and re-distribute them with few restrictions.  For example, solution providers upon whom we depend for the distribution of our products could instead create their own Linux solutions to provide to their customers.  Also, established companies and other institutions could produce competing versions of Linux software.

Unintended consequences of our lawsuit against IBM may adversely affect our business.

On March 6, 2003, we filed a lawsuit against IBM alleging misappropriation of trade secrets, tortious interference, unfair competition, and breach of contract.  The complaint centers around IBM’s activities regarding the UNIX operating system that underlies both our UNIX-based operating systems and IBM’s AIX, its UNIX-based operating system.  The complaint alleges that IBM obtained information concerning the UNIX source code from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  The complaint seeks damages in excess of $1 billion dollars.

Pursuit of this litigation will be costly, and we expect our costs for legal fees to increase substantially.  In addition, we may experience a decrease in revenue as a result of the loss of initiatives previously undertaken jointly with IBM and others affiliated with IBM.  We anticipate that IBM may seek to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services that they purchase.  There is also a risk that the lawsuit against IBM will be negatively viewed by participants in our marketplace, and in such event, we may lose support from such participants.  Any of the foregoing developments could adversely affect our position in the marketplace and our results of operations.

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

•                  imposition of governmental controls, including trade restrictions and other tax requirements;

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

In Latin America and Southeast Asia in particular, several countries have suffered and may be especially susceptible to recessions and economic instability which may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States, resulting in lower revenue.

Future changes in accounting standards, particularly changes affecting revenue recognition, could cause unexpected fluctuations in our revenue.

Future changes in accounting standards, particularly those affecting revenue recognition, could require us to change our accounting policies regarding how we record revenue on our software arrangements.  These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting securities analysts and investors’ expectations.  Any of these shortfalls could cause a decline in our stock price.

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

We will need to retain our management, technical, and support personnel.  Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and can result in the departure of other employees.

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

PART II.                                                 OTHER INFORMATION

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1                           Certification of Chief Executive Officer and Chief Financial Officer

(b)                                 Reports on Form 8-K

None

ITEM 7.                                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2003	CALDERA INTERNATIONAL, INC.

	By:	/s/ Robert K. Bench
Robert K. Bench Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darl McBride, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Caldera International, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003.

/s/ Darl McBride
Darl McBride
President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert K. Bench, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Caldera International, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003.

/s/ Robert K. Bench
Robert K. Bench
Chief Financial Officer