Form 10-Q
period 2003-04-30
SCO GROUP INC
filed 2003-06-13
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-29911

THE SCO GROUP, INC.
(Exact name of registrant as specified in its charter)

CALDERA INTERNATIONAL, INC.
(Former name, former address, and former fiscal year, if changed since last report)

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

YES ☐ NO ☒

As of June 12, 2003, there were 13,050,854 shares of the Registrant’s common stock outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES
(Formerly Caldera International, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2003	October 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,015	$6,589
Restricted cash	1,779	1,428
Accounts receivable, net of allowance for doubtful accounts of $324 and $348, respectively	8,793	8,622
Other current assets	4,392	4,483
Total current assets	24,979	21,122

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,077	3,884
Leasehold improvements	530	724
Furniture and fixtures	121	201
	3,728	4,809
Less accumulated depreciation and amortization	(2,164)	(2,788)
Net property and equipment	1,564	2,021

OTHER ASSETS:
Intangibles, net	9,689	11,258
Other assets	1,640	3,005
Total other assets	11,329	14,263

Total assets	$37,872	$37,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,978	$2,467
Royalty payable to Novell, Inc.	1,779	1,428
Accrued payroll and benefits	3,619	4,089
Other current liabilities	5,709	7,632
Deferred revenue	9,218	10,056
Taxes payable	758	1,113
Other royalties payable	464	669
Total current liabilities	23,525	27,454

LONG-TERM LIABILITIES	618	1,625

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 8)

MINORITY INTEREST	150	150

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 12,302 and 11,412 shares outstanding, respectively	12	11
Additional paid-in capital	215,604	214,299
Warrants outstanding	500	294
Deferred compensation	(756)	(644)
Accumulated other comprehensive income	736	510
Accumulated deficit	(202,517)	(206,293)
Total stockholders’ equity	13,579	8,177

Total liabilities and stockholders’ equity	$37,872	$37,406

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

(Formerly Caldera International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
REVENUE:
Products	$11,122	$12,606	$22,212	$27,512
Licensing	8,250	—	8,250	—
Services	1,997	2,870	4,447	5,877
Total revenue	21,369	15,476	34,909	33,389

COST OF REVENUE:
Products	1,206	2,283	2,392	4,821
Licensing	2,163	—	2,163	—
Services	1,778	3,173	3,470	6,315
Total cost of revenue	5,147	5,456	8,025	11,136

GROSS MARGIN	16,222	10,020	26,884	22,253

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $34, $56, $68 and $113, respectively)	6,051	7,665	12,491	16,036
Research and development (exclusive of stock-based compensation of $31, $67, $54 and $134, respectively)	2,542	4,159	5,192	9,526
General and administrative (exclusive of stock-based compensation of $341, $116, $496 and $257, respectively)	1,462	2,523	3,112	5,121
Write-down of investment	—	1,180	—	1,180
Restructuring charges	136	—	(116)	4,336
Amortization of intangibles	700	695	1,400	1,451
Loss on disposition and write-down of long-lived assets	—	—	—	1,328
Stock-based compensation	406	239	618	630
Total operating expenses	11,297	16,461	22,697	39,608

INCOME (LOSS) FROM OPERATIONS	4,925	(6,441)	4,187	(17,355)

EQUITY IN LOSS OF AFFILIATE	(75)	—	(100)	—

OTHER INCOME (EXPENSE):
Interest income	11	103	50	253
Interest expense	—	(82)	—	(208)
Other expense, net	(59)	(156)	(54)	(110)
Total other expense, net	(48)	(135)	(4)	(65)

INCOME (LOSS) BEFORE INCOME TAXES	4,802	(6,576)	4,083	(17,420)

PROVISION FOR INCOME TAXES	(302)	(55)	(307)	(217)

NET INCOME (LOSS)	$4,500	$(6,631)	$3,776	$(17,637)

BASIC NET INCOME (LOSS) PER SHARE	$0.39	$(0.47)	$0.33	$(1.23)

DILUTED NET INCOME (LOSS) PER SHARE	$0.33	$(0.47)	$0.29	$(1.23)

WEIGHTED AVERAGE BASIC SHARES	11,561	14,235	11,402	14,286

WEIGHTED AVERAGE DILUTED SHARES	13,663	14,235	13,145	14,286

OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4,500	$(6,631)	$3,776	$(17,637)
Foreign currency translation adjustments	69	131	226	(53)
COMPREHENSIVE INCOME (LOSS)	$4,569	$(6,500)	$4,002	$(17,690)

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

(Formerly Caldera International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,776	$(17,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of goodwill and intangibles (including $169 and $168 classified as cost of revenue, respectively)	1,569	1,619
Depreciation and amortization	604	1,528
Stock-based compensation	618	630
Loss on disposition and write-down of long-lived assets	—	1,328
Equity in loss of affiliate	100	—
Write-down of investment	—	1,180
Amortization of debt discount	—	207
Changes in operating assets and liabilities, net of effect of disposition of SCO Group, Ltd.
Accounts receivable, net	(348)	10,557
Other current assets	1,193	(148)
Other assets	493	381
Accounts payable	(217)	(465)
Payable to Tarantella, Inc.	—	(107)
Accrued payroll and benefits	(18)	(2,170)
Other current liabilities	(2,034)	918
Deferred revenue	(838)	(527)
Taxes payable	49	(278)
Other royalties payable	(205)	(541)
Other long-term liabilities	(903)	2,313
Net cash provided by (used in) operating activities	3,839	(1,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(328)	(59)
Proceeds from available-for-sale securities	—	5,943
Cash paid to wind up SCO Group, Ltd.	(666)	—
Investment in and loans to Vista	(450)	—
Net cash provided by (used in) investing activities	(1,444)	5,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(5,000)
Proceeds from sale of common stock through ESP program	57	229
Purchase of common shares from existing stockholders	—	(555)
Issuance of a warrant	500	—
Proceeds from exercise of common stock options	225	112
Net cash provided by (used in) financing activities	782	(5,214)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,177	(542)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	249	(67)
CASH AND CASH EQUIVALENTS, beginning of period	6,589	22,435
CASH AND CASH EQUIVALENTS, end of period	$10,015	$21,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$249	$385

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

(Formerly Caldera International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation, on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, Caldera Systems completed an initial public offering of its common stock.

On May 7, 2001, Caldera International, Inc. (“Caldera”) was formed as a holding company to own Caldera Systems and to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of Tarantella, Inc. (“Tarantella”), formerly The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of August 1, 2000, as amended.  Under the Reorganization Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain Tarantella subsidiaries.  In connection with the formation of Caldera, Caldera Systems became a wholly-owned subsidiary of Caldera.  All shares of Caldera Systems’ common stock, as well as options to purchase shares of Caldera Systems’ common stock, were converted into the same number of shares of common stock of Caldera and options to purchase shares of common stock of Caldera.

The acquired operations from Tarantella developed and marketed server software related to networked business computing and were one of the leading providers of UNIX server operating systems.  In addition, these operations provided professional services related to implementing and maintaining UNIX system software products.  The acquisition provided Caldera with international offices and a distribution channel with resellers throughout the world.  Subsequent to this acquisition, the Company has primarily sold UNIX based products and services.

On May 16, 2003, Caldera’s stockholders approved an amendment to Caldera’s certificate of incorporation that changed Caldera’s name to The SCO Group, Inc. (the “Company”).

The Company’s business continues to focus on developing and marketing reliable, cost-effective UNIX software products and related services and web services for the small to medium business market.  The Company is pursuing its SCOx strategy to provide a common framework for the integration of internet applications (web services) and server based applications.  In addition to SCOx, the Company established SCOsource in January 2003 to review and enforce its intellectual property surrounding the UNIX operating system.  The Company acquired the intellectual property rights to UNIX from Tarantella.

The Company will continue to market SCO OpenServer and SCO UnixWare products and sell these products and related services to customers through an indirect, leveraged worldwide channel of partners, which includes distributors and solution providers.  This worldwide distribution channel locally supports customers and resellers with minor modifications that fit their particular country’s needs.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates, as discussed in the Company’s most recent annual report on Form 10-K and related amendments, include, among others, revenue recognition, income taxes and related valuation allowances, impairment of long-lived assets and allowances for doubtful accounts and product returns.

Revenue Recognition

The Company’s revenue has historically been from two sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales by source code OEMs; and (ii) service and support revenue, primarily from providing software updates, support and education and consulting services to end users.  During the quarter ended April 30, 2003, the Company recognized its first licensing revenue from its intellectual property initiative, SCOsource.

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

The Company’s SCOsource licensing revenue to date has been generated from license agreements that are non-exclusive, perpetual, royalty-free, paid up licenses to utilize the

Company’s UNIX source code, including the right to sublicense.  The Company recognizes revenue from licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments are received.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options.  The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$4,500	$(6,631)	$3,776	$(17,637)

Denominator:
Weighted average shares outstanding	11,561	14,235	11,402	14,286
Effect of stock options	1,779	—	1,476	—
Effect of restricted stock awards	299	—	255	—
Effect of warrant	24	—	12	—
Total	13,663	14,235	13,145	14,286

Basic EPS	$0.39	$(0.47)	$0.33	$(1.23)
Diluted EPS	0.33	(0.47)	0.29	(1.23)

Excluded anti-dilutive common share equivalents	628	2,672	987	2,817

(3) OTHER CURRENT ASSETS

Other current assets include the following as of April 30, 2003 and October 31, 2002 (in thousands):

	April 30, 2003	October 31, 2002

Notes receivable and accrued interest from Vista (Note 5)	$1,259	$—
Prepaid expenses	1,763	1,273
VAT receivable	162	1,556
Other	1,208	1,654
Total	$4,392	$4,483

(4) INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment.  The Company adopted SFAS No. 142 on November 1, 2001, the beginning of fiscal year 2002.  All of the Company’s identifiable intangible assets are deemed to have finite lives and are amortized over their remaining useful lives.

Intangible assets are the result of the acquisition of certain assets and operations from Tarantella and the acquisition of the WhatIfLinux technology from Acrylis, Inc.  Upon adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and related fair values and reduced the carrying value of its goodwill to $0.

The following table summarizes the remaining components of amortized intangible assets and their useful lives as of April 30, 2003 (in thousands):

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Distribution/reseller channel	5 years	$11,626	$3,513	$8,113
Acquired technology - Tarantella	5 years	1,687	510	1,177
Acquired technology - Acrylis	2 years	871	655	216
Trade name and trademarks	5 years	261	78	183
Total intangible assets		$14,445	$4,756	$9,689

(5) INVESTMENT IN VISTA.COM

During August 2002, the Company entered into a license agreement with Community IQ.com d/b/a Vista.com (“Vista”).  Under the agreement, the Company acquired an exclusive license from Vista to sell and market Vista’s web services solutions to the Company’s channel partners.  The Company prepaid $100,000 of royalties under the license agreement and advanced $250,000 to Vista in connection with a right to purchase 3,313,000 shares of Vista’s Series C convertible preferred stock for $500,000 (see below).  Additionally, the Company acquired a $1,000,000 convertible note receivable payable by Vista that bears interest at 8 percent and is due on August 15, 2003.  The $1,000,000 note receivable was acquired from Vista’s founder and majority stockholder in exchange for 800,000 shares of the Company’s common stock (which had an estimated fair value of $900,000) and $100,000 in cash.  The note receivable is guaranteed by Vista’s founder and majority stockholder and is convertible at the Company’s option into a 20 percent fully diluted interest in Vista.  The note receivable and related accrued interest are included in other current assets (see Note 3).

In December 2002, the Company and Vista entered into a Stock Purchase Agreement, pursuant to which the Company acquired 3,313,000 shares of Vista’s Series C preferred stock for $500,000.  The 3,313,000 shares of Series C preferred stock represent a 10 percent fully diluted interest in Vista.  The $250,000 advance discussed above was applied toward the purchase and during January 2003 the remaining $250,000 was paid.  Additionally, the Company and Vista entered into an Agreement and Plan of Merger pursuant to which the Company received an option through March 31, 2003 to acquire the remaining 70 percent ownership interest of Vista in exchange for 2,500,000 shares of the Company’s common stock.  The Company also received the right to representation on Vista’s board of directors.  The option to purchase the remaining 70 percent of Vista expired unexercised on March 31, 2003.

In January 2003, the Company advanced Vista $100,000 in the form of a promissory note due on April 14, 2003.  On April 2, 2003, the maturity date on this promissory note was extended to April 30, 2003.  This promissory note bears interest at 8 percent payable at maturity and is convertible at the Company’s option into a 5 percent fully diluted interest in Vista.  On April 2, 2003, the Company advanced Vista an additional $100,000 in the form of a promissory note due on April 30, 2003.  The promissory note bears interest at 8 percent payable at maturity and is convertible at the Company’s option into a 5 percent fully diluted interest in Vista.  As of April 30, 2003, both $100,000 notes were outstanding and in technical default; however, the Company had not demanded repayment pending management’s decision whether or not to exercise the conversion rights for an additional equity interest in Vista.  The Company and Vista continue to work together under the license agreement discussed above.

As a result of the Company’s current 10 percent ownership interest in Vista, the right to representation on Vista’s board of directors, and the convertible features of the notes receivable from Vista, the Company has accounted for its interest in Vista using the equity method of accounting.  Under the equity method, the Company recognizes its portion of the net income or net loss of Vista in its consolidated statements of operations.  Accordingly, during the quarter ended January 31, 2003, the Company recognized $25,000 equity in loss of affiliate and during the quarter ended April 30, 2003, the Company recognized $75,000 equity in loss of affiliate.

(6) OTHER CURRENT LIABILITIES

As of April 30, 2003 and October 31, 2002, other accrued liabilities consisted of the following (in thousands):

	April 30, 2003	October 31, 2002

Co-operative advertising	$1,453	$1,630
Accrual for unvouchered payables	1,866	1,824
Restructuring accrual – current portion	274	1,113
Other	2,116	3,065
Total	$5,709	$7,632

(7) RESTRUCTURING PLANS

The Company’s board of directors has adopted restructuring plans to reduce facilities and personnel.  These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.

In March 2003, in connection with management’s decision to establish strategic European headquarters in Dublin, Ireland, and the Company’s United Kingdom (“UK”) subsidiary, SCO Group, Ltd, not performing at expected levels, the Company determined that SCO Group, Ltd would be wound up.  On March 26, 2003, the board of directors of SCO Group, Ltd., obtained administrative relief in accordance with Rule 2.2 of the Insolvency Rules 1986 of the UK.  In connection with the approved administrative relief, the operations of SCO Group, Ltd. were transferred to an administrator that was appointed by the court to complete the winding-up process.  As of April 30, 2003, the operations of SCO Group, Ltd were no longer under the control of the Company and the Company had been released of any liabilities in exchange for the net assets of SCO Group, Ltd.  The Company has included in its statement of operations for the three and six months ended April 30, 2003, the operations for SCO Group, Ltd., for the entire periods.

In connection with the winding-up of SCO Group, Ltd.’s operations, the Company incurred charges for severance and related payments for employees totaling $972,000.  As a result of the administrative relief and transfer of SCO Group, Ltd to the administrator, the Company reversed $836,000 of previously recorded accruals related to the leased facilities in the UK, of which $415,000 was recorded in connection with the Tarantella Acquisition.  The winding-up of SCO Group Ltd resulted in a net restructuring charge during the quarter ended April 30, 2003 of $136,000.

The following table summarizes the activity related to the restructuring accruals during the six months ended April 30, 2003 (in thousands):

	Balance as of October 31, 2002	Additions	Payments	Adjustments	Balance as of April 30, 2003

Restructuring accrual during quarter ended Oct. 31, 2001	$183	$—	$(80)	$(103)	$—
Restructuring accrual during quarter ended Jan. 31, 2002	463	—	(42)	(421)	—
Restructuring accrual during quarter ended July 31, 2002	180	—	(178)	(2)	—
Restructuring accrual during quarter ended Oct. 31, 2002	961	—	(362)	(147)	452
Restructuring accrual during quarter ended Apr. 30, 2003	—	972	(907)	—	65
Total	$1,787	$972	$(1,569)	$(673)	$517

The adjustments related to the July 31, 2002 and October 31, 2002 accruals totaling $149,000 represent the difference between actual payments made and estimated accruals for severance costs for international employees.  The adjustments related to the October 31, 2001 and

January 31, 2002 accruals totaling $524,000 represent facilities accruals reversed as the Company was successful in negotiating lease terminations for two of its facilities (one in the United States and one in the UK as discussed above) that had been vacated in connection with previous corporate restructurings.

At the time of the restructurings discussed above, the accruals recorded were management’s best estimate of the future costs.  As of April 30, 2003, the remaining accrual relates primarily to future lease payments for vacated facilities and will be relieved as the lease payments are made in accordance with the lease terms through 2005.

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

The consolidated complaint also alleges claims solely against the underwriters under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.  Over 300 other issuers, and their underwriters and officers and directors, have been sued in similar cases pending in the same court.  In September 2002, the plaintiffs agreed to dismiss the individual defendants, but may elect to bring the individual defendants back into the case at a later date.  Management believes that the claims against the Company and any of its officers and directors are without legal merit and intend to defend them vigorously.  The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto.  In addition, the Company’s underwriting agreement with its underwriter provides for the indemnification of the Company and its officers and directors for liabilities arising out of misstatements in its registration statement attributable to material non-disclosures by the underwriters.  The Company also maintains liability insurance coverage that is expected to substantially cover the costs of defending the claims, once the retention amount has been expended.  During the six months ended April 30, 2003, the Company had paid and/or accrued the full retention amount of $200,000.

The Company has notified its underwriters and insurance companies of the existence of the claims.  The initial round of motions to dismiss under the securities laws were recently denied on the basis that the Plaintiffs had alleged, but not proven, proper causes of action.  The actions are now in the discovery phase of litigation.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

In April, 2003, a former Indian distributor of the Company filed a claim in the City Court of Bangalore, India requesting summary judgment for payment of $1,428,000, and order that the Company trade in India only through the distributor until the claim is fulfilled.  The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  In accordance with the Company’s revenue recognition policy, revenue related to the inventory with the distributor is included in deferred revenue as of April 30, 2003.  Management has engaged local counsel who has advised that it is likely that the current claims will fail, but that the distributor will continue to pursue their claims either in the Indian courts or in the US courts.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

On March 6, 2003, the Company filed a complaint against IBM alleging breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint centers on IBM’s activities regarding the UNIX operating system that underlies both the Company’s UNIX-based operating systems and IBM’s AIX, its UNIX-based operating system.  The complaint alleges that IBM obtained information concerning the UNIX source code from the Company and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  The complaint seeks damages in excess of $1 billion dollars.

The Company has provided IBM notice that the Company will have the authority to revoke its UNIX license agreement that underlies their AIX software on June 13, 2003, unless IBM cures the claims that the Company has asserted.  In addition, the Company has publicly, and in individual letters to 1,500 of the largest corporations, cautioned users of Linux that there are unresolved intellectual property issues surrounding Linux that may expose them to unanticipated liability.  As a result of these concerns, the Company suspended sales of its Linux products.

IBM has filed its response to the complaint, including a demand for jury trial, but there has been no discovery to date.  IBM has also removed the action from Utah Third District State Court to the Federal District Court for the District of Utah.

Pursuit of the litigation against IBM and, potentially, others will be costly, and management expects the costs for legal fees could be substantial.  In addition, the Company may experience a decrease in revenue as a result of the loss of sales of Linux products and initiatives previously undertaken jointly with IBM and others affiliated with IBM.  The Company anticipates that participants in the Linux industry will seek to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services that they purchase.  There is also a risk that the assertion of the Company’s intellectual property rights will be negatively viewed by participants in our marketplace and we may lose support from such participants.  Any of the foregoing could adversely affect the Company’s position in the marketplace and our results of operations.  The ultimate outcome or potential effect on the Company’s results of operations or financial position is not currently known or determinable.

The Company is a party to certain other legal proceedings arising in the ordinary course of business.  Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

(9) STOCKHOLDERS’ EQUITY

Stock-Based Compensation

During the three and six months ended April 30, 2003, the Company granted 774,000 and 1,113,000 stock options with average exercise prices of $2.07 and $1.90, respectively, per share.  None of these stock options were granted at prices that were below the quoted market price on the date of grant.  During the three and six months ended April 30, 2003, 117,000 and 247,000 options to purchase shares of common stock were exercised with average exercise prices of $0.86 and $0.91, respectively, per share.  As of April 30, 2003, there were 4,299,000 stock options outstanding with a weighted average exercise price of $2.10 per share.

Amortization of deferred compensation was $239,000 and $396,000, respectively, during the three and six months ended April 30, 2003 and $216,000 and $431,000, respectively, during the three and six months ended April 30, 2002.

During the quarter ended April 30, 2003, the Company’s board of directors approved a resolution to receive remaining amounts owed to them for services provided during the 2002 fiscal year in the form of restricted stock awards.  The Company issued 27,500 shares of restricted common stock with a fair value of $36,000.  The fair value of the restricted stock was recorded as stock-based compensation for the three and six months ended April 30, 2003.

During the six months ended April 30, 2003, the Company issued 218,000 shares of restricted stock to certain key employees and 150,000 shares of restricted common stock to members of the Company’s board of directors.  The restricted common stock issued to the board of directors was in lieu of cash compensation for their services to the Company during the 2003 fiscal year and the restrictions lapse at October 31, 2003.  The restrictions on the restricted stock awards granted to key employees lapse over a period of 24 months.  The fair value of the restricted stock awards granted of $549,000 was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse or as the services are performed.

During the six months ended April 30, 2003, the Company issued a ten-year option to acquire 100,000 shares of the Company’s common stock at $1.52 per share to a consultant for services.  The option vests as follows, (i) options to purchase 50,000 shares vest on a monthly basis over a 12-month period, and (ii) the remaining options to purchase 50,000 shares vest upon the achievement of certain milestones.  The fair value of the options will be determined and recorded as expense in the periods the services are performed and the milestones are achieved.  During the quarter ended April 30, 2003, the Company recorded $131,000 of expense related to this option.  For the six months ended April 30, 2003, the Company recorded $186,000 of expense related to this option.  Assumptions used in the Black-Scholes option-pricing model to determine the fair value of the options vested during the quarter ended April 30, 2003 were the following: estimated fair value of common stock of $2.66 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 232 percent; and expected exercise life of ten years.

During the three and six months ended April 30, 2002, the Company agreed to extend the exercise period for options held by certain employees that were terminated.  The Company recorded $23,000 and $73,000, respectively, of compensation expense related to these modifications.

The following table details the components of stock-based compensation for the three and six months ended April 30, 2003 and 2002 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Amortization of deferred compensation	$239	$216	$396	$431
Option to consultant	131	—	186	—
Options and shares for services	36	—	36	126
Modifications to options	—	23	—	73
Total	$406	$239	$618	$630

Pro Forma Fair Value of Stock-based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation” requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method.  The fair value of the stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

With respect to stock options and restricted stock awards granted during the three and six months ended April 30, 2003, the assumptions used to estimate fair value were as follows: risk-free interest rate of 2.85 percent; expected dividend yield of 0 percent; volatility of 142 percent and 115 percent, respectively; and expected exercise life of 2.3 years.

With respect to the stock options granted during the three and six months ended April 30, 2002, the assumptions used to estimate fair value were as follows: risk-free interest rate of 3.3 percent; expected dividend yield of 0 percent; volatility of 115 percent and 142 percent, respectively; and expected exercise life of 4.3 years.

For purposes of the pro forma disclosure, the estimated fair value of the stock options and restricted stock awards are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net income (loss) and the net income (loss) per share for the three and six months ended April 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net income (loss):
As reported	$4,500	$(6,631)	$3,776	$(17,637)
Stock-based compensation included in reported net income	406	239	618	630
Fair value of stock-based compensation	(412)	(974)	(975)	(1,927)
Pro forma	$4,494	$(7,366)	$3,419	$(18,934)

Net income (loss) per diluted share:
As reported	$0.33	$(0.47)	$0.29	$(1.23)
Pro forma	$0.33	$(0.52)	$0.26	$(1.33)

Warrant Agreement

During the quarter ended April 30, 2003, the Company issued a warrant to a SCOsource licensee.  The warrant allows the licensee to acquire 210,000 shares of the Company’s common stock at an exercise price of $1.83 per share for a term of five years from the date of grant.  Because the warrant was issued for no consideration to the SCOsource licensee, the Company has recorded the fair value of the warrant of $500,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding during the quarter ended April 30, 2003 and reduced license revenue accordingly.  Assumptions used in the Black-Scholes option-pricing model to estimate fair value were the following: estimated fair value of common stock of $2.40 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 236 percent; and term of 5 years.

Warrant Agreement with Morgan Keegan

In August 2002, the Company entered into an agreement with Morgan Keegan & Company (“Morgan Keegan”) to act as an exclusive financial advisor to assist the Company in its analysis, consideration and if appropriate, execution of various financial and strategic alternatives including, but not limited to, securing additional equity and/or debt capital and potential strategic transactions including mergers, acquisitions and joint ventures.

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

During August 2002, Morgan Keegan executed the warrant agreement.  Upon execution of the warrant agreement, the Company expensed the fair value of the warrant of $294,000, determined using the Black-Scholes option-pricing model.  Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $1.47 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 145 percent; and expected exercise life of three months.  During the six months ended April 30, 2003, Morgan Keegan exercised the warrant.

Employee Stock Purchase Plan

On November 30, 2002, employees participating in the Company’s employee stock purchase plan acquired 87,500 shares of the Company’s common stock at a price of $0.66 per share.  On May 31, 2003, 258,000 shares of the Company’s common stock were acquired at prices between $0.66 and $1.38 per share.

(10) AGREEMENT WITH CENTER 7, INC.

On April 30, 2003, the Company and Center 7, Inc., (“C7”) entered into a Marketing and Distribution Master Agreement (the “Marketing Agreement”) and an Assignment Agreement.  C7 is majority owned by The Canopy Group, Inc. (“Canopy”), who is the Company’s principal stockholder.  Under the Marketing Agreement, the Company was appointed as a worldwide distributor for C7 products and will co-brand, market and distribute these products.  The Company will pay C7 a royalty on all products sold.  Under the Assignment Agreement, the Company assigned C7 the copyright applications, trademarks, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the “Assigned Software”).  As consideration for this assignment, C7 issued to the Company a $500,000 non-recourse promissory note, secured by the Assigned Software, due on April 30, 2005 with interest payable at a rate of one percent above the prime rate as reported in the Wall Street Journal.

During the time the Company was developing the Assigned Software, it had expensed all amounts for its research and development efforts.  As a result, at the time the promissory note was executed, the Company had no recorded basis in the Assigned Software.  Because the transfer of the Assigned Software was to a related party in exchange for a promissory note, no gain will be recognized by the Company until payments are received.

(11) SIGNIFICANT CUSTOMERS

During the three and six months ended April 30, 2003, two customers accounted for approximately 39 percent and 24 percent, respectively, of the Company’s total revenue.  There were no outstanding receivables from these two customers as of April 30, 2003.  During the three and six months ended April 30, 2002, the Company did not have any customers that accounted for more than 10 percent of total revenue.

(12) SEGMENT INFORMATION

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

Segment disclosures for the Company’s operating divisions are as follows for the three and six months ended April 30, 2003 and 2002 (in thousands):

	Three Months Ended April 30, 2003
	Americas	EMEA	Asia	Corporate	Total

Revenue	$6,710	$4,576	$1,759	$8,324	$21,369
Cost of revenue	1,357	922	332	2,536	5,147
Gross margin	5,353	3,654	1,427	5,788	16,222
Sales and marketing	2,375	2,778	892	6	6,051
Research and development	1,300	887	341	14	2,542
General and administrative	748	510	196	8	1,462
Other	—	—	—	1,242	1,242
Total operating expenses	4,423	4,175	1,429	1,270	11,297
Income (loss) from operations	$930	$(521)	$(2)	$4,518	$4,925

	Three Months Ended April 30, 2002
	Americas	EMEA	Asia	Corporate	Total

Revenue	$7,769	$6,025	$1,682	$—	$15,476
Cost of revenue	3,442	1,466	548	—	5,456
Gross margin	4,327	4,559	1,134	—	10,020
Sales and marketing	2,998	3,400	1,267	—	7,665
Research and development	2,088	1,619	452	—	4,159
General and administrative	1,267	982	274	—	2,523
Other	—	—	—	2,114	2,114
Total operating expenses	6,353	6,001	1,993	2,114	16,461
Loss from operations	$(2,026)	$(1,442)	$(859)	$(2,114)	$(6,441)

	Six Months Ended April 30, 2003
	Americas	EMEA	Asia	Corporate	Total

Revenue	$13,974	$9,545	$2,980	$8,410	$34,909
Cost of revenue	2,716	2,120	539	2,650	8,025
Gross margin	11,258	7,425	2,441	5,760	26,884
Sales and marketing	5,010	5,704	1,767	10	12,491
Research and development	2,722	1,859	580	31	5,192
General and administrative	1,633	1,115	345	19	3,112
Other	—	—	—	1,902	1,902
Total operating expenses	9,365	8,678	2,692	1,962	22,697
Income (loss) from operations	$1,893	$(1,253)	$(251)	$3,798	$4,187

	Six Months Ended April 30, 2002
	Americas	EMEA	Asia	Corporate	Total

Revenue	$16,827	$13,030	$3,532	$—	$33,389
Cost of revenue	7,412	2,907	817	—	11,136
Gross margin	9,415	10,123	2,715	—	22,253
Sales and marketing	6,984	6,567	2,485	—	16,036
Research and development	4,802	3,718	1,006	—	9,526
General and administrative	2,518	2,047	556	—	5,121
Other	—	—	—	8,925	8,925
Total operating expenses	14,304	12,332	4,047	8,925	39,608
Loss from operations	$(4,889)	$(2,209)	$(1,332)	$(8,925)	$(17,355)

Long-lived assets, which include property and equipment as well as intangible assets, by location consists of the following as of April 30, 2003 and October 31, 2002 (in thousands):

	April 30, 2003	October 31, 2002
Long-lived assets:
United States	$10,890	$12,866
International	363	413
Total long-lived assets	$11,253	$13,279

(13) SUBSEQUENT EVENT

Under the terms of an Asset Acquisition Agreement dated June 6, 2003, the Company acquired substantially all of the assets of Vultus, Inc., a corporation engaged in the web services interface business, in exchange for the issuance of 167,590 shares of the Company’s restricted common stock and the assumption of approximately $207,000 in accrued liabilities of Vultus.  In addition, the Company assumed the obligations of Vultus under two secured notes payable to Canopy.  In connection with this assumption, Canopy agreed to accept the issuance of a maximum of 137,000 shares of the Company’s restricted common stock in full satisfaction of the obligations represented by the assumed notes.  The number of shares to be issued to Canopy in satisfaction of these obligations will be reduced to the extent that an independent fairness evaluation of the acquired assets obtained by the Company is less than $2,700,000.  As discussed in Note 10, Canopy is the Company’s principal stockholder and was the majority stockholder in Vultus.  The Company extended employment offers to most of the former employees of Vultus.

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

Overview

We originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company under the name of Caldera International, Inc., (“Caldera”) to acquire substantially all of the assets and operations of the server and professional services groups of Tarantella Inc., formerly known as The Santa Cruz Operation, Inc., pursuant to an Agreement and Plan of Reorganization, dated August 1, 2000 as subsequently amended.  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera.

On May 16, 2003, our shareholders approved our corporate name change to The SCO Group, Inc. (“SCO” or the “Company”).  We adopted this name change in response to the continuing brand recognition related to the SCO OpenServer and SCO UNIXWare product lines.  As used herein, the “Company” or “us,” “we,” “ours,” or similar terms refer to The SCO Group, Inc. and our operating subsidiaries.

Recent Developments

During recent quarters, we have experienced a decline in our product and services revenue primarily attributed to the worldwide economic slowdown, lower information technology spending and increased competition in the operating system market.  However, we have implemented cost reduction measures to decrease personnel and excess facilities and have significantly reduced our overall operating expenses.  These measures, combined with the revenue from our SCOsource licensing initiative, have resulted in the first profitable quarter in our history.

Over 95 percent of our revenue has been derived from UNIX related products and services.  During the quarter ended April 30, 2003, we recognized $8,250,000, or 39 percent of our quarterly revenue, from our intellectual property licensing initiative, SCOsource, launched in January 2003.

One of the assets we acquired from Tarantella was the intellectual property rights to UNIX.  These rights had initially been developed by AT&T Bell Labs and over 30,000 licensing and sublicensing agreements have been entered into with approximately 6,000 entities.  These licenses led to the development of several proprietary UNIX-based operating systems, including our own SCO UnixWare and SCO OpenServer, Sun’s Solaris, IBM’s AIX, SGI’s IRIX, HP’s UX, Fujitsu’s ICL DRS/NX, Siemens’ SINIX, Data General’s DG-UX, and Sequent’s DYNIX/Ptx.  We believe these operating systems are all derivatives of the original UNIX source code owned by us.

We initiated the SCOsource effort to review the status of these licensing and sublicensing agreements and to identify others in the industry that may be currently using our intellectual property without obtaining the necessary licenses.  This effort resulted in the execution of two license agreements during the April 30, 2003 quarter.  The first of these licenses was with a long-time licensee of the UNIX source code which is a major participant in the UNIX industry and was a “clean-up” license to cover items that were outside the scope of the initial license.  The second license was to Microsoft Corporation (“Microsoft”), and covers Microsoft’s UNIX compatibility products, subject to certain specified limitations.  These license agreements will be typical of those we expect to enter into with developers, manufacturers, and distributors of operating systems in that they are non-exclusive, perpetual, royalty-free, paid up licenses to utilize the UNIX source code, including the right to sublicense that code.

The amount that we receive from any such licensee will generally depend on the license rights that the licensee previously held and the amount and level of our intellectual property the licensee desires to license.  The two licensing agreements signed by us to date resulted in revenue of $8,250,000 during the April 30, 2003 quarter and provide for an aggregate of an additional $5,000,000 to be paid to us over the next three quarters.  These contracts do not provide for any payments beyond 2003, except that Microsoft was granted the option to acquire expanded licensing rights, at its election, that would result in additional payments to us if exercised.  In connection with the execution of the first license agreement, we granted a warrant to the licensee to purchase up to 210,000 shares of our common stock, for a period of five years, at a price of $1.83 per share.  This warrant has been valued, using the Black-Scholes valuation method, at $500,000.  Because the warrant was issued for no consideration, $500,000 of the license proceeds have been recorded as warrant outstanding and the license revenue reduced accordingly.

During the course of the review of our intellectual property rights, we became concerned generally about the existence of UNIX source code in the Linux operating system.  We have discovered that UNIX source code and unauthorized derivatives of UNIX source code are prevalent in the Linux kernel.  In March 2003, we filed a complaint against IBM alleging, in part, that it had breached its license agreement with us by, among other things, inappropriately contributing UNIX source code to the open source community and seeking to use its knowledge and methods with respect to UNIX source code and derivative works and modifications licensed to it to destroy the value of the UNIX operating system in favor of promoting the adoption by businesses of the Linux operating system, of which it has been a major backer.  Unless IBM cures the breaches we have identified, we will terminate the license agreement we have with it that permitted the use of our UNIX source code in the development of its AIX operating system.  In May, 2003, we sent letters to approximately 1,500 large corporations notifying them that the use of the Linux operating system may be a violation of our intellectual property rights.

The success of our SCOsource licensing initiative, at least initially, will depend to a great extent on the perceived strength of our intellectual property and contractual claims and our willingness to enforce our rights.  Many, particularly those in the open source community, dispute the allegations of infringement that we have made.

While our SCOsource initiative has already resulted in significant revenue during the April 30, 2003 quarter and we continue negotiations with other industry participants that we believe will lead to additional contracts, as a result of the factors outlined above, we are unable to predict the level or timing of future revenue from this source, if any.

THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002

Revenue

Revenue was $21,369,000 for the second quarter of fiscal year 2003, and $15,476,000 for the second quarter of fiscal year 2002, representing an increase of $5,893,000, or 38 percent.  This increase was attributable to $8,250,000 in licensing revenue, which we generated for the first time, offset by a decline in product revenue of $1,484,000 and a decline in services revenue of $873,000.  Revenue was $34,909,000 for the first two quarters of fiscal year 2003, and $33,389,000 for the first two quarters of fiscal year 2002, representing an increase of $1,520,000, or 5 percent.  This increase was attributable to $8,250,000 in licensing revenue, offset by a decline in product revenue of $5,300,000 and a decline in services revenue of $1,430,000.

As discussed above in Recent Developments, we are unable to predict the level of licensing revenue we may recognize in future periods.  During the first two quarters of fiscal year 2003, our product and service revenue continues to be adversely impacted by the continuing worldwide economic slowdown and from the related decrease in information technology spending, as well as from increased competition from other operating system products.  Excluding licensing revenue from SCOsource, revenue from international customers accounted for 48 percent of operating system platform revenue for the second quarter of fiscal year 2003 and 50 percent for the second quarter of fiscal year 2002, and revenue from international customers accounted for 47 percent of operating system platform revenue for the first two quarters of fiscal year 2003 and 50 percent for the first two quarters of fiscal year 2002.  The decrease in international revenue for the second quarter and first two quarters of fiscal year 2003 compared to the second quarter and first two quarters of fiscal year 2002 is primarily attributable to decreased revenue in our Europe, Middle East and Africa (“EMEA”) region.

Products.  Products revenue was $11,122,000 for the second quarter of fiscal year 2003 and $12,606,000 for the second quarter of fiscal year 2002, representing a decrease of $1,484,000, or 12 percent, and representing a slight increase in products revenue from our first quarter of fiscal year 2003.  Products revenue was $22,212,000 for the first two quarters of fiscal year 2003 and $27,512,000 for the first two quarters of fiscal year 2002, representing a decrease of $5,300,000, or 19 percent.

The decrease in products revenue during the second quarter of fiscal year 2003 from the second quarter of fiscal year 2002 as well as during the first two quarters of fiscal year 2003 from the first two quarters of fiscal year 2002 was attributable to decreased sales of OpenServer and UnixWare products primarily resulting from a decrease in information technology spending caused by the worldwide economic slowdown.  This impact was largely felt in our distribution channel in the Americas and Europe.  Our UNIX-based products revenue has also declined due to increased competition in the operating system market from other software offerings.

OpenServer and UnixWare products are the largest components of the Company’s products revenue.  For the second quarter of fiscal year 2003, OpenServer revenue was $5,750,000, or 52 percent of total products revenue and UnixWare revenue was $3,017,000, or 27 percent of total products revenue.  For the first two quarters of fiscal year 2003, OpenServer revenue was $10,491,000, or 47 percent of total products revenue and UnixWare revenue was $7,181,000, or 32 percent of total products revenue.

Licensing.  Licensing revenue was $8,250,000 for the second quarter and first two quarters of fiscal year 2003 as compared to no revenue for the second quarter and first two quarters of fiscal year 2002.  This revenue is the result of our intellectual property licensing program, SCOsource, launched in January 2003.  We initiated SCOsource for the purpose of protecting the significant intellectual property rights we own surrounding the UNIX source code.  The licensing revenue in the second quarter of fiscal year 2003 represents a portion of the fees associated with two licenses executed during the quarter.  Under the terms of one of these agreements, we will receive an additional $5,000,000 over the next three quarters.  The agreements also grant the right to one of the licensees to acquire an expanded license upon the payment of additional fees.  We are in discussions with additional potential licensees, but are unable to predict the amount or timing of the revenue we might expect from this source in future periods.

Services.  Services revenue was $1,997,000 for the second quarter of fiscal year 2003 and $2,870,000 for the second quarter of fiscal year 2002, representing a decrease of $873,000, or 30 percent.  Services revenue was $4,447,000 for the first two quarters of fiscal year 2003 and $5,877,000 for the first two quarters of fiscal year 2002, representing a decrease of $1,430,000, or 24 percent.

The decrease in services revenue is primarily related to the decrease in our products revenue as a portion of our services revenue is dependent on products revenue.  We have also experienced a decrease in our UNIX-related service offerings as a result of service offerings being bundled together with competitive operating system products, primarily Linux-related offerings.  We also experienced a decrease in professional services revenue as we have experienced a decrease in the demand for custom enterprise-level projects.  The majority of our support and professional services revenue continues to be derived from customers using UNIX-based operating systems.

Cost of Revenue

Cost of Products Revenue.  Cost of products revenue was $1,206,000 for the second quarter of fiscal year 2003 and $2,283,000 for the second quarter of fiscal year 2002, representing a decrease of $1,077,000, or 47 percent.  Cost of products revenue as a percentage of products revenue was 11 percent for the second quarter of fiscal year 2003 and 18 percent for the second quarter of fiscal year 2002.  Cost of products revenue was $2,392,000 for the first two quarters of fiscal year 2003 and $4,821,000 for the first two quarters of fiscal year 2002, representing a decrease of $2,429,000, or 50 percent.  Cost of products revenue as a percentage of products revenue was 11 percent for the first two quarters of fiscal year 2003 and 18 percent for the first two quarters of fiscal year 2002.

The decrease in the cost of products revenue as a percentage of revenue in the fiscal year 2003 periods compared to the fiscal year 2002 periods was attributable primarily to reduced overhead and manufacturing costs resulting from our cost containment efforts and decreased royalty obligations to third party vendors.  For the remainder of fiscal year 2003, we expect the cost of products revenue as a percentage of products revenue to be consistent with the first six months of fiscal year 2003.

Cost of Licensing Revenue.  Cost of licensing revenue was $2,163,000 for the second quarter and first two quarters of fiscal year 2003 and $0 for the second quarter and first two quarters of fiscal year 2002.  Cost of licensing revenue as a percentage of licensing revenue was 26 percent for the second quarter of fiscal year 2003.  Cost of licensing revenue includes the salaries and related personnel costs of internal personnel dedicated to the SCOsource licensing initiative, as well as legal and professional fees incurred in connection with the execution of the licensing agreements.  We are unable to predict the percentage of cost of licensing revenue for future quarters due to the unpredictability of the related licensing revenue.

Cost of Services Revenue.  Cost of services revenue was $1,778,000 for the second quarter of fiscal year 2003 and $3,173,000 for the second quarter of fiscal year 2002, representing a decrease of $1,395,000, or 44 percent.  Cost of services revenue as a percentage of services revenue was 89 percent for the second quarter of fiscal year 2003 and 111 percent for the second quarter of fiscal year 2002.  Cost of services revenue was $3,470,000 for the first two quarters of fiscal year 2003 and $6,315,000 for the first two quarters of fiscal year 2002, representing a decrease of $2,845,000, or 45 percent.  Cost of services revenue as a percentage of services revenue was 78 percent for the first two quarters of fiscal year 2003 and 107 percent for the first two quarters of fiscal year 2002.

The decrease in cost of services revenue as a percentage of services revenue in 2003 compared to 2002 was attributable to decreased employee and related costs in our support services and professional services organization, decreased costs from external professional services providers and from the elimination of certain third party support contracts.

For the remainder of fiscal year 2003, we expect cost of services revenue as a percentage of services revenue to decline slightly from the first six months of fiscal year 2003 as we begin to implement our web services strategy and focus additional resources on generating services revenue.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $6,051,000 for the second quarter of fiscal year 2003 and $7,665,000 for the second quarter of fiscal year 2002, representing a decrease of $1,614,000, or 21 percent.  Sales and marketing expenses represented 28 percent of total revenue for the second quarter of fiscal year 2003 down from 50 percent of total revenue for the second quarter of fiscal year 2002.  Sales and marketing expenses were $12,491,000 for the first two quarters of fiscal year 2003 and $16,036,000 for the first two quarters of fiscal year 2002, representing a decrease of $3,545,000, or 22 percent.  Sales and marketing expenses represented 36 percent of total revenue for the first two quarters of fiscal year 2003 as compared to 48 percent of total revenue for the first two quarters of fiscal year 2002.

The decrease in the dollar amount of sales and marketing expense in the second quarter and first two quarters of fiscal year 2003 compared to the second quarter and first two quarters of fiscal year 2002 was attributable to fewer sales and marketing employees, reduced travel expenses, less commissions and lower co-operative advertising costs as a result of lower revenue, and reduced communication costs.  We expect our sales and marketing expenses for the last six months of fiscal year 2003 will decrease slightly compared to the costs incurred in the first six months of fiscal year 2003.

Research and Development.  Research and development expenses were $2,542,000 for the second quarter of fiscal year 2003 and $4,159,000 for the second quarter of fiscal year 2002, representing a decrease of $1,617,000, or 39 percent.  Research and development costs represented 12 percent of total revenue for the second quarter of fiscal year 2003 and 27 percent of total revenue for the second quarter of fiscal year 2002.  Research and development expenses were $5,192,000 for the first two quarters of fiscal year 2003 and $9,526,000 for the first two quarters of fiscal year 2002, representing a decrease of $4,334,000, or 45 percent.  Research and development costs represented 15 percent of total revenue for the first two quarters of fiscal year 2003 and 29 percent of total revenue for the first two quarters of fiscal year 2002.

The decrease in the dollar amount of research and development expenses in the second quarter and first two quarters of fiscal year 2003 compared to the second quarter and first two quarters of fiscal year 2002 was attributable to fewer employees, and reduced outside consulting and contract services.  These cost reductions were driven by consolidating development efforts on core engineering projects related to our UNIX operating systems.  For the last six months of fiscal year 2003, we anticipate that our research and development expenses will remain consistent compared to the costs incurred in the first six months of fiscal year 2003.

General and Administrative.  General and administrative expenses were $1,462,000 for the second quarter of fiscal year 2003 and $2,523,000 for the second quarter of fiscal year 2002, representing a decrease of $1,061,000, or 42 percent.  General and administrative expenses represented 7 percent of total revenue for the second quarter of fiscal year 2003 and 16 percent of total revenue for the second quarter of fiscal year 2002.  General and administrative expenses were $3,112,000 for the first two quarters of fiscal year 2003 and $5,121,000 for the first two quarters of fiscal year 2002, representing a decrease of $2,009,000, or 39 percent.  General and administrative expenses represented 9 percent of total revenue for the first two quarters of fiscal year 2003 and 15 percent of total revenue for the first two quarters of fiscal year 2002.

The decrease in general and administrative expenses in the second quarter and first two quarters of fiscal year 2003 compared to the second quarter and first two quarters of fiscal year 2002 was primarily attributable to fewer employees, and reduced costs for external professional services.  We expect general and administrative expenses for the last six months of fiscal year 2003 will remain consistent with the costs incurred in the first six months of fiscal year 2003.

Restructuring Charges.  During the second quarter of fiscal year 2003, we recorded a restructuring charge of $136,000.  The restructuring charge for the second quarter of fiscal year 2003 was comprised of $972,000 of severance and related payments offset by the reversal of $836,000 of previously recorded accruals related to leased facilities in the United Kingdom.  In connection with prior restructuring plans, we vacated certain facilities and accrued the estimated future lease costs.  As of April 30, 2003, the Company has been released from the future lease costs, and accordingly, the prior accruals were reversed.  During the second quarter of fiscal year 2002, we did not have a restructuring charge.

During the first two quarters of fiscal year 2003, we recorded a net restructuring charge of ($116,000).  The net restructuring charge for the first two quarters of fiscal year 2003 was comprised of the amounts discussed above related to our UK subsidiary and additional adjustments to previously recorded restructuring charges for actual payments made.  During the first two quarters of fiscal year 2002, we recorded a restructuring charge of $4,336,000 for costs incurred for the elimination of certain positions and the closure of certain facilities.

Amortization of Intangibles.  We recorded $700,000 for the amortization of intangibles in the second quarter of fiscal year 2003 and $695,000 during the second quarter of fiscal year 2002.  We recorded $1,400,000 for the amortization of intangibles in the first two quarters of fiscal year 2003 and $1,451,000 during the first two quarters of fiscal year 2002.  This amortization expense is for intangible assets we acquired in connection with the acquisition of technology and other assets from Tarantella and technology from Acrylis, Inc.

Write-down of Investment.  During the second quarter and first two quarters of fiscal year 2003, we did not have any write-down of investments.  During the second quarter and first two quarters of fiscal year 2002, we determined that the current carrying value of our investment in Lineo, Inc. would not be realized and a write-down was necessary.  We recorded a write-down of $1,180,000 related to this investment.

Stock-based Compensation.  In connection with stock options and restricted shares granted to employees and others, we recorded stock-based compensation of $406,000 in the second quarter of fiscal year 2003 and $239,000 for the second quarter of fiscal year 2002.  We recorded stock-based compensation of $618,000 in the first two quarters of fiscal year 2003 and $630,000 for the first two quarters of fiscal year 2002.

The increase in stock-based compensation in the second quarter of fiscal year 2003 is attributable to restricted stock grants made in previous quarters, whereby the fair value of the restricted stock awards is amortized as a component of stock-based compensation as the restrictions lapse.

Equity in Loss of Affiliate

The equity in loss of affiliate relates to our investment in Vista.com (“Vista”), which is accounted for under the equity method of accounting for investments.  Under the equity method, we recognize our portion of the net income or net loss of Vista in our consolidated statements of operations.  During the second quarter of fiscal year 2003, we recognized a net loss of $75,000 that represented our portion of Vista’s net loss.  For the first two quarters of fiscal year 2003, we recognized $100,000 that represented our portion of Vista’s net loss.  We did not have an investment in Vista during the 2002 periods.

Other Income (Expense), net

Other income (expense), net, which consists principally of interest expense, interest income and other income, was ($48,000) for the second quarter of fiscal year 2003 and ($135,000) for the second quarter of fiscal year 2002.  Other expense was ($4,000) for the first two quarters of fiscal year 2003 and ($65,000) for the first two quarters of fiscal year 2002.

Provision for Income Taxes

The provision for income taxes was $302,000 for the second quarter of fiscal year 2003 and $55,000 for the second quarter of fiscal year 2002.  The provision for income taxes was $307,000 for the first two quarters of fiscal year 2003 and $217,000 for the first two quarters of fiscal year 2002.  The provision for income taxes was primarily related to earnings of foreign subsidiaries as well as federal alternative minimum tax in the US and state income taxes for states in which the Company does not have sufficient net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.  During the first two quarters of 2003, our operations produced positive cash flow for the first time in our history.  Although we believe that we will have sufficient financial resources to fund operations for the remainder of fiscal year 2003, however, if we are unable to continue to generate positive cash from operations we will not be able to implement our business plan without additional funding, which may not be available to us.

As of April 30, 2003, we had cash and cash equivalents of $10,015,000 and working capital of $1,454,000, which includes $9,218,000 of deferred revenue which will not require dollar for dollar of cash to settle, but will be recognized as revenue in future periods.  Our total cash and cash equivalents increased by $3,426,000 from October 31, 2002.  This increase resulted primarily from cash provided by SCOsource licensing revenue.  Additionally, the Company has a $2,910,000 line of credit from a commercial bank that bears interest at the prime rate minus one percent (with a floor rate of 3.75 percent) that matures on October 31, 2003.  Borrowings under the line of credit are secured by a letter of credit from the Company’s principal stockholder.  As of April 30, 2003, there were no borrowings outstanding under the line of credit.

Our net cash provided by operations during the six months ended April 30, 2003 was $3,839,000.  Cash provided by operations was primarily attributable to net income of $3,776,000.  Non-cash expenses totaled $2,891,000 and cash used by changes in operating assets and liabilities was $2,828,000.  Our working capital position has increased from a deficit of $6,332,000 as of

October 31, 2002 to a positive $1,454,000 as of April 30, 2003, and our long-term liabilities have decreased from $1,625,000 to $618,000 during that same period.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the six months ended April 30, 2003, cash used in investing activities was $1,444,000, which was primarily a result of equipment purchases of $328,000 and our investment in Vista of $450,000 and cash paid to wind down our United Kingdom subsidiary of $666,000.

Our financing activities provided $782,000 during the six months ended April 30, 2003 and consisted of proceeds received from the exercise of stock options and the purchase of shares of common stock by our employees through our employee stock purchase program and the issuance of a warrant.

Our net accounts receivable balance increased slightly from $8,622,000 as of October 31, 2002 to $8,793,000 as of April 30, 2003.  The allowance for doubtful accounts was $324,000 as of April 30, 2003, which represented approximately three percent of our gross accounts receivable balance.  Our write-offs of uncollectible accounts have not been material.

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

We have entered into operating leases for our corporate offices located in the United States and our international sales offices.  We have commitments under these leases that extend through fiscal 2005.  In recent corporate restructuring activities, we have partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments that will use available cash.  We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, there can be no assurance that we will be successful in eliminating or reducing cash expenditures for these leases.

The following table summarizes our contractual lease obligations as of April 30, 2003 (in thousands):

Operating Leases

Less than one year	$1,734
One to three years	4,856
Three or more years	600
Total payments	$7,190

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

Our SCOsource licensing revenue to date has been generated from license agreements that are non-exclusive, perpetual, royalty-free, paid up licenses to utilize our UNIX source code, including the right to sublicense.  We recognize revenue from licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond our normal payment terms, then revenue is recognized as cash is received.

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

We have provided a valuation allowance of $48,644,000 against our entire net deferred tax asset as of October 31, 2002.  The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.  Had different assumptions been used regarding the valuation allowance and our net deferred tax asset, our income tax provision could have been materially different than that reported.

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

We performed a valuation of our intangible assets as of October 31, 2002 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that the intangible assets reported in the accompanying consolidated balance sheets are not impaired.  Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Financial instruments within the scope of SFAS No. 150 will be classified as liabilities and measured at fair value.  Many of those instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have an impact on our financial position or results of operations.

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We have foreign offices and operations primarily in Europe and Asia.  As a result, a substantial portion of our revenue is derived from sales to customers outside the United States.  Most of this international revenue is denominated in U.S. dollars.  However, most of the operating expenses related to the foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others.  If the U.S. dollar were to weaken compared to the Euro, our operating expenses of foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations.  Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets.  Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.  Historically, these amounts have not been significant.

INTEREST RATE RISK

The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We do not borrow money for short-term investment purposes.

INVESTMENT RISK

We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of April 30, 2003, our investments balance was approximately $825,000.

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

ITEM 4.                                   CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and timely in providing them with material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

(b)                                 Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Risk Factors

We do not have a history of profitable operations.

The April 30, 2003, quarter was our first quarter of profitability.  If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our operating system platform products and services continues to decline, we will need to further reduce operating expenses in order to maintain profitability or generate positive cash flow.  If we are unable to generate positive cash flow from operations, we will not be able to implement our business plan without additional funding, which may not be available to us.

Our future SCOsource licensing revenue is uncertain.

We initiated the SCOsource licensing effort in January 2003 to review the status of UNIX licensing and sublicensing agreements and to identify others in the industry that may be currently using our intellectual property without obtaining the necessary licenses.  This effort resulted in the execution of two license agreements during the April 30, 2003 quarter.  These two license agreements will be typical of those we expect to enter into with developers, manufacturers, and distributors of operating systems in that they are non-exclusive, perpetual, royalty-free, paid up licenses to utilize the UNIX source code, including the right to sublicense that code.  Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  SCOsource licensing revenue is unlikely to produce stable, predictable revenue for the foreseeable future.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid February 2003, to recent highs in excess of $9.00 per share.  The share price has changed dramatically over short periods with increases and decreases of over 25 percent in a single day.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in the underlying facts.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

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

Unintended consequences of our assertion of intellectual property may adversely affect our business.

On March 6, 2003, we filed a complaint against IBM alleging breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint centers on IBM’s activities regarding the UNIX operating system that underlies both our UNIX-based operating systems and IBM’s AIX, its UNIX-based operating system.  The complaint alleges that IBM obtained information concerning the UNIX source code from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  The complaint seeks damages in excess of $1 billion dollars.

We have provided IBM notice that we will have the authority to revoke its UNIX license agreement that underlies their AIX software on June 13, 2003, unless IBM cures the claims that we have asserted.  In addition, we have publicly, and in individual letters to 1,500 of the largest corporations, cautioned users of Linux that there are unresolved intellectual property issues surrounding Linux that may expose them to unanticipated liability.  As a result of these concerns, we have suspended our sales of Linux products.

Pursuit of the litigation against IBM and, potentially, others will be costly, and we expect our costs for legal fees could be substantial.  In addition, we may experience a decrease in revenue as a result of the loss of sales of Linux products and initiatives previously undertaken jointly with IBM and others affiliated with IBM.  We anticipate that participants in the Linux industry will seek to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services that they purchase.  There is also a risk that the assertion of our intellectual property rights will be negatively viewed by participants in our marketplace and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace and our results of operations.

If our SCO branding effort is not accepted or causes market confusion, our business may be adversely affected.

We recently launched a rebranding effort for our products and services as well as our corporate image.  On May 16, 2003, our stockholders approved the change of our corporate name to The SCO Group, Inc.  Prior to our name change, we have renamed our UNIX products and services using the SCO trademark to draw on this strong brand recognition.  We acquired the rights to use this trademark in May 2001 from Tarantella in connection with our acquisition of certain Tarantella assets and operations.  If the rebranding effort is not accepted by our resellers or customers of our products and services, if the rebranding efforts cause confusion, or if there are negative connotations associated with the trademark that we cannot successfully address, our business may be adversely affected.

If our recently launched products and services are not accepted in the marketplace, our business may be adversely affected.

In January 2003, we announced SCOsource, our intellectual property licensing business and in April 2003 announced SCOx, our web services strategy.  In addition, we have recently released new versions of our SCO OpenServer and SCO UNIXWare operating systems.  If our resellers or customers do not accept these initiatives or product enhancements, if the products fail to perform as expected, or if revenue from these initiatives is below our expectations, our business may be adversely affected.

Fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price.

Fluctuations in our quarterly operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline.  Because of the potential for significant fluctuations in our SCOsource revenue in any particular period, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

Factors that may affect our quarterly results include:

•                  our ability to successfully negotiate and complete licensing and other agreements related to our intellectual property;

•                  the interest level of resellers in recommending our UNIX business solutions to end users;

•                  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•                  changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry;

•                  changes in business attitudes toward UNIX as a viable operating system compared to other competing systems; and

•                  changes in attitudes of customers due to our aggressive position against the inclusion of our UNIX code in Linux.

We also experience fluctuations in operating results in interim periods in Europe and the Asia Pacific regions due to seasonal slowdowns and economic conditions in these areas.  Seasonal slowdowns in these regions typically occur during the summer months.

As a result of the factors listed above and elsewhere, it is possible that our results of operations may be below the expectations of public market analysts and investors in any particular period.  This could cause our stock price to decline.  If revenue falls below our expectations and we are unable to quickly reduce our spending in response, our operating results will be lower than expected.  Our stock price may fall in response to these events.

We rely on our indirect sales channel for distribution of our products, and any disruption of our channel at any level could adversely affect the sales of our products.

We have a two-tiered distribution channel.  The relationships we have developed with resellers allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts.  Some electronic solution providers also purchase solutions through our resellers, and we anticipate they will continue to do so as we expand our product offerings.  Because we usually sell indirectly through resellers, we cannot control the relationships through which solution providers or equipment integrators purchase our products.  In turn, we do not control the presentation of our products to end-users.  Therefore, our sales could be affected by disruptions in the relationships between us and our resellers, between our resellers and electronic solution providers, or between electronic solution providers and end users.  Also, resellers and electronic solution providers may choose not to emphasize our products to their customers.  Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

If the market for UNIX continues to contract, it may adversely affect our business.

Our revenue from the sale of UNIX based products has declined since we acquired these operations from Tarantella.  This decrease in revenue has been attributable to the worldwide economic slowdown as well as from competitive pressures from alternative operating systems.  If the demand for UNIX based products continues to decline, and we are unable to develop new products and services that successfully address a market demand, our business will be adversely affected.

We operate in a highly competitive market and face significant competition from a variety of current and potential sources: many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

In the UNIX operating system market, our competitors include IBM, Microsoft, Hewlett Packard and Sun.  These competitors are aggressively pursuing the current UNIX operating system market.  Many of these competitors have access to greater resources that we do.  More recently, the major competitive alternative to our UNIX products is Microsoft’s NT and Linux.  While we believe that our server products retain a competitive advantage in a number of targeted application areas, the expansion of Microsoft’s and our other competitors’ offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

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

The impact of domestic and global economic conditions may continue to adversely impact our operations.

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

PART II.                                                 OTHER INFORMATION

ITEM 1.                                   LEGAL PROCEEDINGS

On March 7, 2003, we filed a complaint against IBM Corporation.  This action is currently pending in the United States District Court for the District of Utah, under the title Caldera Systems, Inc. d/b/a The SCO Group vs. International Business Machines Corporation, Civil No. 2:03CV0294.  The complaint includes claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint alleges that IBM made concerted efforts to improperly destroy the economic value of UNIX, particularly UNIX on Intel, to benefit IBM’s Linux services business.  As a result of IBM’s breach of contract and unfair competition and the marketplace injury sustained by SCO, we are requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial.

We have also demanded that IBM cease these anti-competitive practices based on specific requirements sent in a notification letter to IBM.  If these requirements are not met by June 13, 2003, we will have the authority to revoke IBM’s AIX license.

IBM has filed its response to the complaint, including a demand for jury trial, but there has been no discovery to date.  IBM has also removed the action from Utah Third District State Court to the Federal District Court for the District of Utah.  A copy of the proceedings is on file with the United States Federal District Court for the District of Utah and can also be found at www.sco.com/scosource.

ITEM 2.                                   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2003, the Company issued a warrant to one of the two SCOsource licensees.  The warrant allows the licensee to acquire 210,000 shares of the Company’s common stock at an exercise price of $1.83 per share.  The option expires five years from the date of grant.  The Company has recorded the fair value of the warrant of $500,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding during the quarter ended April 30, 2003.  Assumptions used in the Black-Scholes option-pricing model were the following: estimated fair value of common stock of $2.40 per share, risk free interest rate of three percent, volatility of 236 percent, and expected dividend yield of 0 percent.  This warrant was issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

3.1                                 Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix C to the Company’s definitive Proxy Statement)

99.1                           Certification of Chief Executive Officer

99.2                           Certification of Chief Financial Officer

(b)                                 Reports on Form 8-K

On March 7, 2003, the Company filed a current report on Form 8K disclosing that it had filed a law suit against IBM.

ITEM 7.                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2003	THE SCO GROUP, INC.

	By:	/s/ Robert K. Bench
Robert K. Bench
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darl McBride, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of The SCO Group, Inc.;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

Date: June 13, 2003.

/s/ Darl McBride
Darl McBride
President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert K. Bench, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of The SCO Group, Inc.;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

Date: June 13, 2003.

/s/ Robert K. Bench
Robert K. Bench
Chief Financial Officer