Form 10-Q
period 2003-07-31
SCO GROUP INC
filed 2003-09-15
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2003

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
(Address of principal executive offices and zip code)

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

YES ☐ NO ☒

As of September 11, 2003, there were 13,845,797 shares of the Registrant’s common stock outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	July 31, 2003	October 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,661	$6,589
Restricted cash	1,428	1,428
Accounts receivable, net of allowance for doubtful accounts of $138 and $348, respectively	7,398	8,622
Other	2,943	4,483
Total current assets	26,430	21,122

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,178	3,884
Leasehold improvements	627	724
Furniture and fixtures	196	201
	4,001	4,809
Less accumulated depreciation and amortization	(2,440)	(2,788)
Net property and equipment	1,561	2,021

OTHER ASSETS:
Goodwill	1,166	—
Intangibles, net	10,265	11,258
Other	3,210	3,005
Total other assets	14,641	14,263

Total assets	$42,632	$37,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,788	$2,467
Taxes payable	846	1,113
Royalty payable to Novell, Inc.	1,428	1,428
Other royalties payable	668	669
Accrued payroll and benefits	3,312	4,089
Other current liabilities	5,559	7,632
Deferred revenue	6,822	10,056
Total current liabilities	20,423	27,454

LONG-TERM LIABILITIES	611	1,625

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST	150	150

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 13,663 and 11,412 shares outstanding, respectively	14	11
Additional paid-in capital	219,753	214,299
Warrants outstanding	744	294
Deferred compensation	(582)	(644)
Accumulated other comprehensive income	940	510
Accumulated deficit	(199,421)	(206,293)
Total stockholders’ equity	21,448	8,177

Total liabilities and stockholders’ equity	$42,632	$37,406

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
REVENUE:
Products	$10,804	$12,639	$33,016	$40,151
SCOsource licensing	7,280	—	15,530	—
Services	1,971	2,745	6,418	8,622
Total revenue	20,055	15,384	54,964	48,773

COST OF REVENUE:
Products	1,284	1,577	3,676	6,398
SCOsource licensing	1,712	—	3,875	—
Services	1,538	2,494	5,008	8,809
Total cost of revenue	4,534	4,071	12,559	15,207

GROSS MARGIN	15,521	11,313	42,405	33,566

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation (benefit) of $31, ($94), $98 and $19, respectively)	5,930	6,908	18,421	22,944
Research and development (exclusive of stock-based compensation (benefit) of $29, ($156), $82 and ($22), respectively)	2,950	4,284	8,142	13,810
General and administrative (exclusive of stock-based compensation (benefit) of $249, $161, $747 and $531, respectively)	1,413	2,260	4,525	7,394
Write-down of investment	—	—	—	1,180
Restructuring charges	614	1,245	498	5,581
Amortization of intangibles	895	701	2,295	2,152
Loss on disposition and write-down of long-lived assets	—	246	—	1,574
Stock-based compensation (benefit)	309	(89)	927	528
Total operating expenses	12,111	15,555	34,808	55,163

INCOME (LOSS) FROM OPERATIONS	3,410	(4,242)	7,597	(21,597)

EQUITY IN LOSS OF AFFILIATE	(71)	—	(171)	—

OTHER INCOME (EXPENSE):
Interest income	42	83	92	336
Interest expense	(3)	—	(3)	(208)
Other expense, net	(94)	(138)	(148)	(248)
Total other expense, net	(55)	(55)	(59)	(120)

INCOME (LOSS) BEFORE INCOME TAXES	3,284	(4,297)	7,367	(21,717)

PROVISION FOR INCOME TAXES	(188)	(214)	(495)	(431)

NET INCOME (LOSS)	$3,096	$(4,511)	$6,872	$(22,148)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.25	$(0.35)	$0.58	$(1.58)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.19	$(0.35)	$0.47	$(1.58)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	12,469	12,714	11,753	14,031

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	16,180	12,714	14,744	14,031

OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$3,096	$(4,511)	$6,872	$(22,148)
Foreign currency translation adjustments	204	416	430	181
COMPREHENSIVE INCOME (LOSS)	$3,300	$(4,095)	$7,302	$(21,967)

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,872	$(22,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of goodwill and intangibles (including $253 and $252 classified as cost of revenue, respectively)	2,548	2,404
Stock-based compensation	927	528
Depreciation and amortization	815	2,042
Equity in loss of affiliate	171	—
Issuance of a warrant included as cost of SCOsource licensing revenue	94	—
Loss on disposition and write-down of long-lived assets	—	1,574
Write-down of investment	—	1,180
Amortization of debt discount	—	250
Changes in operating assets and liabilities, net of effect of disposition of SCO Group, Ltd.
Accounts receivable, net	1,047	5,788
Other current assets	854	(342)
Other assets	1,140	497
Accounts payable	(407)	(1,205)
Payable to Tarantella, Inc.	—	(15)
Accrued payroll and benefits	(325)	(2,429)
Other current liabilities	(2,286)	(12)
Deferred revenue	(3,234)	3,037
Taxes payable	137	(172)
Other royalties payable	(1)	(886)
Other long-term liabilities	(910)	175
Net cash provided by (used in) operating activities	7,442	(9,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(524)	(94)
Acquisitions, net of acquisition costs and cash received	—	(100)
Proceeds from available-for-sale securities	—	5,943
Cash paid to wind up SCO Group, Ltd.	(666)	—
Investments in and loans to affiliated entities	(950)	—
Net cash provided by (used in) investing activities	(2,140)	5,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(5,000)
Purchase of common shares from existing stockholders	—	(4,584)
Proceeds from sale of common stock through ESP program	236	291
Issuance of warrants	650	—
Proceeds from exercise of common stock options	1,443	112
Net cash provided by (used in) financing activities	2,329	(9,181)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,631	(13,166)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	441	340
CASH AND CASH EQUIVALENTS, beginning of period	6,589	22,435
CASH AND CASH EQUIVALENTS, end of period	$14,661	$9,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$297	$748

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Settlement related to Tarantella acquisition reflected as an adjustment to the purchase price	$—	$3,341

Acquisition of Vultus, Inc.:
Common stock issued	$2,461	$—
Accrued liabilities assumed	$215	$—

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

The Company’s business continues to focus on marketing reliable, cost-effective UNIX software products and related services and developing web services for the small to medium business market.  The Company is also pursuing its SCOx strategy to provide a common framework for the integration of internet applications (web services) and server based applications.  In addition, the Company established its SCOsource division in January 2003 to review and enforce its intellectual property surrounding the UNIX operating system which it acquired from Tarantella.

The Company will continue to market and sell its UNIX-based products and related services to customers through an indirect, leveraged worldwide channel of partners, which includes distributors and solution providers.  This worldwide distribution channel locally supports customers and resellers with minor modifications that fit their particular country’s needs.

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

Revenue Recognition

The Company’s revenue is from three sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales by source code OEMs; (ii) service and support revenue, primarily from providing software updates, support and education and consulting services to end users; and (iii) licensing revenue from its intellectual property initiative, SCOsource.

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

The Company’s SCOsource licensing revenue to date has been generated from license agreements that are non-exclusive, perpetual, paid up licenses to utilize the Company’s UNIX source code.  The Company recognizes revenue from licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.

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

Hedging of Foreign Currency Transactions

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities.  The Company does not use forward exchange contracts for speculative or trading purposes.  The Company’s accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions.  The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions.  Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of July 31, 2003, the Company had two foreign exchange contracts with a maturity of 30 days to sell an aggregate of 243,000 Euro and 689,000 United Kingdom pounds for $1,334,000 U.S. dollars.

Net Income (Loss) per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options, restricted stock awards and warrants to acquire common stock.  The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$3,096	$(4,511)	$6,872	$(22,148)

Denominator:
Weighted average common shares outstanding	12,469	12,714	11,753	14,031
Effect of stock options	3,032	—	2,485	—
Effect of restricted stock awards	515	—	433	—
Effect of warrants	164	—	73	—
Total	16,180	12,714	14,744	14,031

Basic EPS	$0.25	$(0.35)	$0.58	$(1.58)
Diluted EPS	0.19	(0.35)	0.47	(1.58)

Excluded anti-dilutive common share equivalents	212	3,341	360	2,672

Pro Forma Fair Value of Stock-based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation,” requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method.  The fair value for the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

With respect to stock options and restricted stock awards granted during the three and nine months ended July 31, 2003, the assumptions used to estimate fair value were as follows: risk-free interest rate of 3.4 percent; expected dividend yield of 0 percent; volatility of 157 percent and 132 percent, respectively; and expected exercise life of 2.6 years.

With respect to the stock options granted during the three and nine months ended July 31, 2002, the assumptions used to estimate fair value were as follows: risk-free interest rate of 3.5 percent; expected dividend yield of 0 percent; volatility of 149 percent and 165 percent, respectively; and expected exercise life of 2.8 years.

For purposes of the pro forma disclosure, the estimated fair value of the stock options and restricted stock awards are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net income (loss) and the net income (loss) per diluted common share for the three and nine months ended July 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net income (loss):
As reported	$3,096	$(4,511)	$6,872	$(22,148)
Stock-based compensation included in reported net income (loss)	309	(89)	927	528
Stock-based compensation under fair value method	(507)	(1,329)	(1,446)	(5,356)
Pro forma net income (loss)	$2,898	$(5,929)	$6,353	$(26,976)

Net income (loss) per diluted common share:
As reported	$0.19	$(0.35)	$0.47	$(1.58)
Pro forma	$0.18	$(0.47)	$0.43	$(1.92)

(3) ACQUISITION OF VULTUS, INC.

Under the terms of an Asset Acquisition Agreement (the “Vultus Agreement”) dated June 6, 2003, the Company acquired substantially all of the assets of Vultus, Inc. (“Vultus”), a corporation engaged in the web services interface business, in exchange for the issuance of 167,590 shares of the Company’s common stock, of which The Canopy Group (“Canopy”), the

Company’s principal stockholder, received 36,656 shares, and the assumption of approximately $215,000 in accrued liabilities of Vultus.  In addition, the Company assumed the obligations of Vultus under two secured notes payable to Canopy totaling $1,073,000.  In connection with the assumption of the notes payable to Canopy, Canopy agreed to accept the issuance of 137,684 shares of the Company’s common stock in full satisfaction of the obligations.  Canopy was a stockholder and significant debt holder of Vultus.  The Company extended employment offers to most of the former employees of Vultus.  Vultus is expected to be an integral part of the Company’s web services strategy.

The following table summarizes the components of the consideration paid to Vultus (in thousands, except per share data):

Consideration paid:
Fair value of common stock issued (305,274 shares at $8.06 per share)	$2,461
Assumed liabilities	215
Direct expenses	45
Total consideration	$2,721

The $8.06 per share value of the common stock issued was determined based on the average market price of the Company’s common stock for the two days before and the day of signing the Vultus Agreement.

The Company accounted for the acquisition of Vultus as a business combination in accordance with SFAS No. 141.  SFAS No. 141 requires that the total purchase price, including direct fees and expenses, be allocated to the assets acquired based upon their respective fair values.  No current assets or tangible assets of significant value were acquired.  Based on the nature and status of the research and development projects at the date of acquisition, none of the purchase price has been allocated to in-process research and development.  The purchase price has been allocated to the intangible assets acquired as follows (in thousands):

Purchase price allocation:
Acquired technology (Estimated useful life of two years)	$1,555
Goodwill	1,166
Total	$2,721

All of the amounts assigned to goodwill are expected to be deductible for tax purposes.

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

Identifiable intangible assets are the result of the acquisition of certain assets and operations from Tarantella, the acquisition of the WhatIfLinux technology from Acrylis, Inc, and the acquisition of certain assets from Vultus.

The following table summarizes the components of intangible assets and their useful lives as of July 31, 2003 (in thousands):

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	5 years	$11,626	$4,093	$7,533
Acquired technology – Tarantella	5 years	1,687	594	1,093
Acquired technology – Acrylis	2 years	871	763	108
Acquired technology – Vultus	2 years	1,555	193	1,362
Trade name and trademarks	5 years	261	92	169
Total intangible assets		$16,000	$5,735	$10,265

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of October 31, 2002	$—
Goodwill attributable to the Vultus acquisition	1,166
Balance as of July 31, 2003	$1,166

(5) INVESTMENT IN VISTA.COM

During August 2002, the Company entered into a license agreement with Community IQ.com d/b/a Vista.com (“Vista”).  Under the agreement, the Company acquired an exclusive license from Vista to sell and market Vista’s web services solutions to the Company’s channel partners.  The Company prepaid $100,000 of royalties under the license agreement and advanced $250,000 to Vista in connection with a right to purchase 3,313,000 shares of Vista’s Series C convertible preferred stock for $500,000 (see below).  Additionally, the Company acquired a $1,000,000 convertible note receivable payable by Vista bearing interest at 8 percent and due August 15, 2003.  The $1,000,000 note receivable was acquired from Vista’s founder and majority stockholder in exchange for 800,000 shares of the Company’s common stock (which had an estimated fair value of $900,000) and $100,000 in cash.  The note receivable is guaranteed by Vista’s founder and majority stockholder and is convertible at the Company’s option into a 20 percent fully diluted interest in Vista.

In December 2002, the Company and Vista entered into a Stock Purchase Agreement, pursuant to which the Company acquired 3,313,000 shares of Vista’s Series C preferred stock for $500,000.  The 3,313,000 shares of Series C preferred stock represent a 10 percent fully diluted interest in Vista.  The $250,000 advance discussed above was applied toward the purchase and the remaining $250,000 was paid in January 2003.  Additionally, the Company and Vista entered into an Agreement and Plan of Merger pursuant to which the Company received an option through March 31, 2003 to acquire the remaining 70 percent ownership interest of Vista in exchange for 2,500,000 shares of the Company’s common stock.  The Company also received the right to representation on Vista’s board of directors.  The option to purchase the remaining 70 percent of Vista expired unexercised on March 31, 2003.

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

As of July 31, 2003, the $1,000,000 convertible note receivable discussed above as well as both $100,000 notes receivable were outstanding and in technical default; however, the Company had not demanded repayment.  No allowance for the past due notes receivable was recorded as of July 31, 2003 since the Company and Vista continue to work together under the license agreement discussed above and the Company is evaluating its option to convert the notes receivable to equity in Vista.

As a result of the Company’s current 10 percent ownership interest in Vista, the right to representation on Vista’s board of directors, and the convertible features of the notes receivable from Vista, the Company has accounted for its interest in Vista using the equity method of accounting.  Under the equity method, the Company recognizes a portion of the net income or net loss of Vista in its consolidated statements of operations based on its ownership interest.  Accordingly, during the three and nine months ended July 31, 2003, the Company recognized $71,000 and $171,000, respectively, of equity in loss of affiliate.

(6) OTHER CURRENT LIABILITIES

As of July 31, 2003 and October 31, 2002, other current liabilities consisted of the following (in thousands):

	July 31, 2003	October 31, 2002

Co-operative advertising	$1,265	$1,630
Accrual for unvouchered payables	1,441	1,824
Restructuring accrual – current portion	420	1,113
Other	2,433	3,065
Total	$5,559	$7,632

(7) RESTRUCTURING PLANS

The Company’s board of directors has adopted restructuring plans to reduce facilities and personnel costs.  These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.  During the three months ended July 31, 2003, the Company notified approximately 35 employees, or approximately 10 percent of the Company’s workforce, that their employment would be terminated.  In connection with this action, the Company incurred a restructuring charge of $614,000 that related to severance payments for these former employees.

In March 2003, in connection with management’s decision to establish strategic European headquarters in Dublin, Ireland, and the Company’s United Kingdom (“UK”) subsidiary, SCO Group, Ltd., not performing at expected levels, the Company determined that the operations of SCO Group, Ltd. would be wound up.  On March 26, 2003, the board of directors of SCO Group, Ltd., obtained administrative relief in accordance with Rule 2.2 of the Insolvency Rules 1986 of the UK.  In connection with the approved administrative relief, the operations of SCO Group, Ltd. were transferred to an administrator that was appointed by the court to complete the winding-up process.  As of April 30, 2003, the operations of SCO Group, Ltd. were no longer under the control of the Company and the Company had been released of any liabilities in exchange for the net assets of SCO Group, Ltd.  The Company has included the operating results of SCO Group, Ltd. through April 30, 2003, in the accompanying condensed consolidated statement of operations.  Since SCO Group Ltd.’s operations ceased on April 30, 2003, there are no operating results included in the accompanying condensed consolidated statement of operations for the three months ended July 31, 2003.

In connection with the winding-up of SCO Group, Ltd.’s operations, the Company incurred charges for severance and related payments for employees totaling $972,000.  As a result of the administrative relief and transfer of SCO Group, Ltd. to the administrator, the Company reversed $836,000 of previously recorded accruals related to the leased facilities in the UK, of which $415,000 was recorded in connection with the Tarantella Acquisition.  The winding-up of SCO Group Ltd. resulted in a net restructuring charge during the quarter ended April 30, 2003 of $136,000.

The following table summarizes the activity related to the restructuring accruals during the nine months ended July 31, 2003 (in thousands):

	Balance as of October 31, 2002	Additions	Payments	Adjustments	Balance as of July 31, 2003

Restructuring accrual during quarter ended Oct. 31, 2001	$183	$—	$(80)	$(103)	$—
Restructuring accrual during quarter ended Jan. 31, 2002	463	—	(42)	(421)	—
Restructuring accrual during quarter ended July 31, 2002	180	—	(178)	(2)	—
Restructuring accrual during quarter ended Oct. 31, 2002	961	—	(414)	(147)	400
Restructuring accrual during quarter ended Apr. 30, 2003	—	972	(972)	—	—
Restructuring accrual during quarter ended July 31, 2003	—	614	(403)	—	211
Total	$1,787	$1,586	$(2,089)	$(673)	$611

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

At the time of the restructurings discussed above, the accruals recorded were management’s best estimate of the future costs.  As of July 31, 2003, the remaining accrual relates primarily to payments to terminated employees which will be paid during the quarter ending October 31, 2003, and for future lease payments for vacated facilities that will be relieved as the lease payments are made in accordance with the lease terms through 2005.

(8) COMMITMENTS AND CONTINGENCIES

Litigation

IBM

On or about March 6, 2003, the Company filed a complaint against IBM alleging breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint centers on IBM’s activities regarding the UNIX operating system that underlies both the Company’s UNIX-based operating systems and IBM’s AIX, its UNIX-based operating system.  The complaint alleges that IBM obtained information concerning the UNIX source code from the Company and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  The complaint seeks damages in excess of $1 billion.  On or about June 13, 2003, the Company provided IBM notice that IBM’s UNIX license agreement with the Company that underlies IBM’s AIX software was revoked.

On or about June 16, 2003, the Company filed an amended complaint in the IBM case.  The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the actions of Sequent Computer Systems, Inc. (“Sequent”) which IBM acquired.  The Company alleges that the Sequent agreement was breached in several ways similar to those set forth above and it seeks damages flowing from those breaches.  The Company also seeks injunctive relief on several of its claims.

IBM has filed a response and counter claim to the complaint, including a demand for a jury trial.  The discovery process of the action has just commenced.  The action has been removed from Utah Third District State Court and is currently pending in the Federal District Court for the District of Utah.

In its counter claim, IBM asserts that the Company does not have the right to terminate IBM’s UNIX license or assert claims based on the Company’s ownership of UNIX intellectual property against IBM or others in the Linux community.  In addition, IBM asserts that the Company has infringed on certain patents held by IBM.  IBM’s counter claims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license, and patent infringement.  The Company intends to vigorously defend against these counter claims.

Red Hat, Inc.

On or about August 4, 2003, Red Hat, Inc. (“Red Hat”) filed a complaint against the Company in the United States District Court for the District of Delaware.  Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.

On or about September 15, 2003, the Company filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserts that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity.

IPO Matter

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

In September 2002, the plaintiffs agreed to dismiss the individual defendants, but may elect to bring the individual defendants back into the case at a later date.  The Company is not aware of any improper conduct by the Company, its officers and directors, or its underwriters, and the Company denies any liability relating thereto.  In addition, the underwriting agreement provides for the indemnification of the Company and its officers and directors for liabilities arising out of misstatements in its registration statement attributable to material non-disclosures by the underwriters.  The Company also maintains liability insurance coverage that is expected to substantially cover the costs of defending the claims in excess of the retention amount.

The plaintiffs, issuers and the insurance companies have negotiated a Memorandum of Understanding (“MOU”) with the intent of settling the dispute between the plaintiffs and the issuers.  The Company has executed the MOU and has been advised that almost all (if not all) of the issuers have elected to proceed under the MOU.  The MOU is still subject to court approval and the preparation of appropriate settlement agreements.  If the settlement is approved and appropriate settlement agreements can be entered into by the parties, and if no cross-claims, counter claims or third party claims are later asserted, this action will be dismissed with respect to the Company and the individual defendants.

The Company has notified its underwriters and insurance companies of the existence of the claims.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.  As of July 31, 2003, the Company has paid or accrued the full retention amount of $200,000 under its insurance coverage.

Other Matters

In April 2003, a former Indian distributor of the Company filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that the Company trade in India only through the distributor until the claim is paid. The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. In accordance with the Company’s revenue recognition policy, revenue related to the inventory held by the distributor is included in deferred revenue as of July 31, 2003. Management has engaged local counsel who has advised that it is likely that the current claims will fail, but that the distributor will continue to pursue its claims either in the Indian courts or in the U.S. courts. An initial hearing has been scheduled for September 2003. Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Australian Competition and Consumer Commission (the “ACCC”) has contacted the Company and requested information regarding complaints it has received regarding the Company’s intellectual property claims and the Company’s statements regarding the need for commercial Linux users to obtain a UNIX license.  The Company intends to respond to the ACCC’s inquiry.  The ACCC has notified the Company that it has not made any decision to pursue the complaints it has received or determined what, if any, action it will take.

Several entities in Germany have obtained temporary restraining orders in Germany precluding SCO GmbH, the Company’s German subsidiary, in substance, from making statements in Germany that disparage Linux, or entities involved in the Linux business, or implicate Linux as infringing the Company’s intellectual property rights.  SCO GmbH has received an administrative fine of 10,000 Euro for a technical violation of one of the temporary restraining orders.  The Company is currently negotiating with the various claimants in Germany over the temporary restraining orders and is evaluating whether it will appeal the administrative fine.  Informal letter complaints similar to those raised in Germany have been received from companies in Austria and Poland.  The Company has responded to those letters.  It is not known if those complainants will take future action.

Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses may be substantial.  The ultimate outcome or potential effect of the Company’s results of operations or financial position as a result of the above-mentioned matters is not currently known or determinable.

The Company is a party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from its SCOsource initiative.  Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

(9) STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table details the components of stock-based compensation for the three and nine months ended July 31, 2003 and 2002 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Amortization (benefit) of stock-based compensation	$235	$(287)	$631	$144
Option to consultant	74	—	260	—
Options and shares for services	—	198	36	311
Modifications to options	—	—	—	73
Total	$309	$(89)	$927	$528

During the three and nine months ended July 31, 2003, the Company granted options to purchase 375,000 and 1,488,000 shares of common stock with average exercise prices of $8.53 and $3.58, respectively, per share.  None of these stock options was granted at prices below the quoted market price on the date of grant.  During the three and nine months ended July 31, 2003, 776,000 and 1,023,000 options to purchase shares of common stock were exercised with average exercise prices of $1.57 and $1.41 per share, respectively.  As of July 31, 2003, there were 3,724,000 stock options outstanding with a weighted average exercise price of $2.82 per share.

Amortization of stock-based compensation was $235,000 and $631,000, during the three and nine months ended July 31, 2003, respectively.  Amortization (benefit) of stock-based compensation was ($287,000) and $144,000, during the three and nine months ended July 31, 2002 respectively.  The benefit of stock-based compensation for the three months ended July 31, 2002 resulted from the reversal of previously recorded stock-based compensation related to non-vested options forfeited by certain employees whose employment had been terminated.

During the three and nine months ended July 31, 2003, the Company issued 7,000 and 225,000 shares, respectively, of restricted stock to certain key employees.  The restrictions on the restricted stock awards granted to key employees lapse over a period of 24 months.  The fair value of the restricted stock awards granted for the three and nine months ended July 31, 2003, was $61,000 and $415,000, respectively.  The fair value of the restricted stock awards was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.

During the quarter ended April 30, 2003, the Company’s board of directors approved a resolution to receive remaining amounts owed to them for services provided during the 2002 fiscal year in the form of stock awards.  The Company issued 27,500 shares of common stock with a fair value of $36,000.  The fair value of the stock was recorded as stock-based compensation for the nine months ended July 31, 2003.  Additionally, the Company granted 150,000 shares of restricted common stock to members of the Company’s board of directors with a fair value of $195,000.  The restricted common stock issued to the board of directors was in lieu of cash compensation for their services to the Company during the 2003 fiscal year and the restrictions lapse on October 31, 2003.

In December 2002, the Company issued a ten-year option to a consultant to acquire 100,000 shares of the Company’s common stock at $1.52 per share.  The option vests as follows, (i) options to purchase 50,000 shares vest on a monthly basis over a 12-month period, and (ii) the remaining options to purchase 50,000 shares vest upon the achievement of certain milestones.  The fair value of the options will be determined and recorded as expense in the periods the services are performed and the milestones are achieved.  During the quarter ended July 31, 2003, the Company recorded $74,000 of expense related to this option.  Assumptions used in the Black-Scholes option-pricing model to determine the fair value of the options vested during the quarter ended July 31, 2003 were the following: market value of common stock of $7.34 per share; risk-free interest rate of two percent; expected dividend yield of 0 percent; volatility of 232 percent; and expected exercise life of one year.  For the nine months ended July 31, 2003, the Company recorded $260,000 of expense related to this option.

Warrant Agreement

During the quarter ended April 30, 2003, the Company issued a warrant to a SCOsource licensee.  The warrant allows the licensee to acquire 210,000 shares of the Company’s common stock at an exercise price of $1.83 per share for a term of five years from the date of grant.  Because the warrant was issued for no consideration to the SCOsource licensee, the Company has recorded the fair value of the warrant of $500,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding during the quarter ended April 30, 2003 and reduced license revenue accordingly.  Assumptions used in the Black-Scholes option-pricing model to estimate fair value were the following: market value of common stock of $2.40 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 236 percent; and term of five years.

During the quarter ended July 31, 2003, the Company issued a second warrant to the above mentioned SCOsource licensee in connection with payment of amounts owed to the Company under the initial license agreement.  The warrant allows the licensee to acquire 12,500 shares of the Company’s common stock at an exercise price of $1.83 per share for a term of five years from the date of the agreement.  Because the warrant was issued in connection with the advance payment, the Company has recorded the fair value of the warrant of $150,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and reduced license revenue accordingly.  Since the terms of the initial license agreement extended beyond the Company’s normal payment terms, the related revenue was not recognized until the payments became due.  Assumptions used in the Black-Scholes option-pricing model to estimate the fair value were the following: market value of common stock of $12.52 per share; risk-free interest rate of two percent; expected dividend yield of 0 percent; volatility of 137 percent; and a term of five years.

Warrant Agreement with Consultant

During the quarter ended July 31, 2003, the Company issued a warrant to a consultant, as part of an agreement to assist the Company with its SCOsource licensing initiative.  The warrant allows the consultant to acquire 25,000 shares of the Company’s common stock at an exercise price of $8.50 per share for a term of two years from the date of the agreement.  The Company has recorded the fair value of the warrant of $94,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and included this cost as a cost of SCOsource licensing revenue.  Assumptions used in the Black-Scholes option-pricing model to estimate the fair value were the following: market value of common stock of $12.84 per share; risk-free interest rate of two percent; expected dividend yield of 0 percent; volatility of 143 percent; and a term of 2 years.

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

In consideration for the services provided, the Company issued to Morgan Keegan a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  Morgan Keegan was granted demand registration rights to have the Company use its best efforts to register the shares upon exercise of the warrant.  The Company expensed the fair value of the warrant of $294,000, determined using the Black-Scholes option-pricing model.  Assumptions used in the Black-Scholes option-pricing model were the following: market value of common stock of $1.47 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 145 percent; and expected exercise life of three months.  In January 2003, Morgan Keegan exercised the warrant.

In the event that the Company is successful in raising equity, it will owe a contingent fee to Morgan Keegan for six percent of the principal amount of the financing.  If the Company is successful in raising mezzanine financing (convertible debt) and/or senior debt, it will owe a contingent fee to Morgan Keegan of three percent and one percent, respectively, of the amounts borrowed.  In the event that the Company is successful in completing an acquisition, it will owe a contingent fee to Morgan Keegan for the greater of two percent of the transaction value or $250,000.

Employee Stock Purchase Plan

On November 30, 2002, employees participating in the Company’s employee stock purchase plan acquired 87,500 shares of the Company’s common stock at a price of $0.66 per share.  On May 31, 2003, 258,000 shares of the Company’s common stock were acquired at prices between $0.66 and $1.38 per share.

(10) AGREEMENT WITH CENTER 7, INC.

On April 30, 2003, the Company and Center 7, Inc. (“C7”) entered into a Marketing and Distribution Master Agreement (the “Marketing Agreement”) and an Assignment Agreement.  C7 is majority owned by Canopy.  Under the Marketing Agreement, the Company was appointed as a worldwide distributor for C7 products and will co-brand, market and distribute these products.  The Company will pay C7 a royalty on all products sold.  Under the Assignment Agreement, the Company assigned C7 the copyright applications, trademarks, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the “Assigned Software”).  As consideration for this assignment, C7 issued to the Company a $500,000 non-recourse promissory note, secured by the Assigned Software, due on April 30, 2005 with interest payable at a rate of one percent above the prime rate as reported in the Wall Street Journal.

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

(11) SIGNIFICANT CUSTOMERS

During the three months ended July 31, 2003, Microsoft Corporation (“Microsoft”) accounted for approximately 25 percent of total revenue and Sun Microsystems, Inc. (‘Sun”) accounted for approximately 12 percent of total revenue.  During the nine months ended July 31, 2003, Microsoft accounted for approximately 16 percent of total revenue and Sun accounted for approximately 12 percent, of total revenue.  There were no outstanding receivables from these two customers as of July 31, 2003.  During the three and nine months ended July 31, 2002, the Company did not have any customers that accounted for more than 10 percent of total revenue.

(12) SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s three geographic units.  The geographic units consist of the Americas, EMEA (Europe, Middle East and Africa) and Asia.  Revenue, cost of revenue and direct sales and marketing expenses are tracked for each geographic unit.  Costs of corporate marketing, research and development and general and administration are allocated to each geographic unit based on the geographic unit’s percentage of total revenue.  Corporate revenue and cost of revenue primarily includes amounts related to the Company’s SCOsource licensing division and other amounts not allocated to specific geographic units.

Segment disclosures for the Company’s operating divisions are as follows for the three and nine months ended July 31, 2003 and 2002 (in thousands):

	Three Months Ended July 31, 2003
	Americas	EMEA	Asia	Corporate	Total

Revenue	$7,003	$4,673	$1,117	$7,262	$20,055
Cost of revenue	1,479	903	217	1,935	4,534
Gross margin	5,524	3,770	900	5,327	15,521
Sales and marketing	2,363	2,849	718	—	5,930
Research and development	1,616	1,078	256	—	2,950
General and administrative	775	516	122	—	1,413
Other	—	—	—	1,818	1,818
Total operating expenses	4,754	4,443	1,096	1,818	12,111
Income (loss) from operations	$770	$(673)	$(196)	$3,509	$3,410

	Three Months Ended July 31, 2002
	Americas	EMEA	Asia	Corporate	Total

Revenue	$7,928	$5,376	$2,080	$—	$15,384
Cost of revenue	2,142	1,508	421	—	4,071
Gross margin	5,786	3,868	1,659	—	11,313
Sales and marketing	2,949	2,887	1,072	—	6,908
Research and development	2,208	1,497	579	—	4,284
General and administrative	1,165	790	305	—	2,260
Other	—	—	—	2,103	2,103
Total operating expenses	6,322	5,174	1,956	2,103	15,555
Loss from operations	$(536)	$(1,306)	$(297)	$(2,103)	$(4,242)

	Nine Months Ended July 31, 2003
	Americas	EMEA	Asia	Corporate	Total

Revenue	$20,977	$14,218	$4,097	$15,672	$54,964
Cost of revenue	4,195	3,023	756	4,585	12,559
Gross margin	16,782	11,195	3,341	11,087	42,405
Sales and marketing	7,373	8,554	2,484	10	18,421
Research and development	4,339	2,937	835	31	8,142
General and administrative	2,407	1,632	467	19	4,525
Other	—	—	—	3,720	3,720
Total operating expenses	14,119	13,123	3,786	3,780	34,808
Income (loss) from operations	$2,663	$(1,928)	$(445)	$7,307	$7,597

	Nine Months Ended July 31, 2002
	Americas	EMEA	Asia	Corporate	Total

Revenue	$24,755	$18,406	$5,612	$—	$48,773
Cost of revenue	9,502	4,459	1,246	—	15,207
Gross margin	15,253	13,947	4,366	—	33,566
Sales and marketing	9,933	9,454	3,557	—	22,944
Research and development	7,010	5,215	1,585	—	13,810
General and administrative	3,750	2,795	849	—	7,394
Other	—	—	—	11,015	11,015
Total operating expenses	20,693	17,464	5,991	11,015	55,163
Loss from operations	$(5,440)	$(3,517)	$(1,625)	$(11,015)	$(21,597)

Long-lived assets, which include property and equipment as well as intangible assets and goodwill, by location consists of the following as of July 31, 2003 and October 31, 2002 (in thousands):

	July 31, 2003	October 31, 2002
Long-lived assets:
United States	$12,488	$12,866
International	504	413
Total long-lived assets	$12,992	$13,279

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto, included elsewhere in this quarterly filing and our annual report on Form 10-K for the year ended October 31, 2002 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  This discussion contains forward-looking statements that involve risks and uncertainties often indicated by such words as “estimates,” “anticipates,” “continues,” “expects,” “intends,” “believes” and similar expressions.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this quarterly filing.

Overview

We originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of Tarantella Inc. (“Tarantella”), formerly known as The Santa Cruz Operation, Inc.  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc.

On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc. (“SCO” or the “Company”).  We adopted this name change in response to the continuing brand recognition related to the SCO OpenServer and SCO UnixWare product lines.  As used herein, the “Company” or “us,” “we,” “ours,” or similar terms refer to The SCO Group, Inc. and our operating subsidiaries.

Recent Developments

During the quarter ended July 31, 2003, we completed the acquisition of the assets of Vultus, Inc. a company engaged in the web services interface business in exchange for the issuance of 305,274 shares.  We assumed liabilities of approximately $215,000 in connection with the acquisition, and extended employment offers to substantially all of Vultus’ prior employees.  We anticipate that the acquired technology and expertise will contribute to the products and services we intend to offer under our web services strategy.

During recent quarters, we have experienced a decline in our product and services revenue primarily attributed to the worldwide economic slowdown, lower information technology spending and increased competition in the operating system market.  However, we have implemented cost reduction measures to decrease personnel and excess facilities costs and have significantly reduced our overall operating expenses.  These measures, combined with revenue of $15,530,000 from our SCOsource licensing initiative, have resulted in the first two profitable quarters in our history.

Among the assets we acquired from Tarantella, were source code, copy rights and contracts to UNIX.  These rights had initially been developed by AT&T Bell Labs and include over 30,000 licensing and sublicensing agreements that have been entered into with approximately 6,000 entities.  These licenses led to the development of several proprietary UNIX-based operating systems, including but not limited to our own SCO UnixWare and SCO OpenServer,

Sun’s Solaris, IBM’s AIX, SGI’s IRIX, HP’s UX, Fujitsu’s ICL DRS/NX, Siemens’ SINIX, Data General’s DG-UX, and Sequent’s DYNIX/Ptx.  We believe these operating systems are all derivatives of the original UNIX source code owned by us.

We initiated the SCOsource effort to review the status of these existing licensing and sublicensing agreements and to identify others in the industry that may be currently using our intellectual property without obtaining the necessary licenses.  This effort resulted in the execution of two license agreements during the April 30, 2003 quarter.  The first of these licenses was with Sun Microsystems, Inc. (“Sun”), a long-time licensee of the UNIX source code and a major participant in the UNIX industry, and was a “clean-up” license to cover items that were outside the scope of Sun’s initial UNIX license.  The second license was to Microsoft Corporation (“Microsoft”), and covers Microsoft’s UNIX compatible products, subject to certain specified limitations.  The Sun and Microsoft license agreements are non-exclusive, perpetual, paid up licenses to utilize the UNIX source code.

The amount that we receive from any such licensee will generally depend on the license rights that the licensee previously held and the amount and level of our intellectual property the licensee desires to license.  The two licensing agreements signed by us to date resulted in revenue of $8,250,000 during the April 30, 2003 quarter and $7,280,000 during the July 31, 2003 quarter.  The license agreement with Sun provides for an additional $2,500,000 to be paid to us by November 2003.  On July 31, 2003, Microsoft exercised an option to acquire expanded licensing rights.  Upon delivery, we expect to recognize additional revenue related to this option.

In connection with the payment of $2,500,000 to us by Sun during the quarter ended July 31, 2003, we granted a warrant to Sun to purchase up to 12,500 shares of our common stock, for a period of five years, at a price of $1.83 per share.  This warrant was valued at $150,000 using the Black-Scholes option-pricing model and reduced our licensing revenue for the quarter ended July 31, 2003 by that amount.

During the course of the review of our intellectual property rights, we became concerned generally about the existence of UNIX source code in the Linux operating system.  We have alleged that UNIX source code and unauthorized derivatives of UNIX source code are prevalent in Linux.  In March 2003, we filed a complaint against IBM alleging, in part, that it had breached its license agreement with us by, among other things, inappropriately contributing UNIX source code to the open source community and seeking to use its knowledge and methods with respect to UNIX source code and derivative works and modifications licensed to it to destroy the value of the UNIX operating system in favor of promoting the adoption by businesses of the Linux operating system, of which it has been a major backer.  Based on these breaches, we terminated the license agreement we have with IBM that permitted the use of our UNIX source code in the development of IBM’s AIX operating system.  In May 2003, we sent letters to approximately 1,500 large corporations notifying them that the use of the Linux operating system may be a violation of our intellectual property rights.

Subsequent to July 31, 2003, we terminated the UNIX license agreement we had with Sequent Computer Systems, Inc. (“Sequent”) (which was previously acquired by IBM) based on similar breaches we had claimed against IBM.  This license was the basis for Sequent’s UNIX-based offering, the DYNIX /Ptx operating system.

In August 2003, we were sued by Red Hat Inc. (“Red Hat”), seeking, among other things, a declaratory judgment that Linux does not infringe on our intellectual property rights.

The success of our SCOsource licensing initiative, at least initially, will depend to a great extent on the perceived strength of our intellectual property and contractual claims and our willingness to enforce our rights.  Many, particularly those in the open source community, dispute the allegations of infringement that we have made.

While our SCOsource initiative has already resulted in revenue of $15,530,000 during the last two quarters and we continue negotiations with other industry participants that we believe may lead to additional SCOsource license agreements, we are currently unable to predict the level or timing of future revenue from this source, if any.

THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002

Revenue

Revenue was $20,055,000 for the third quarter of fiscal year 2003, and $15,384,000 for the third quarter of fiscal year 2002, representing an increase of $4,671,000, or 30 percent.  This increase was attributable to $7,280,000 in licensing revenue, which was the second consecutive quarter we generated revenue from our SCOsource licensing initiative, offset by a decline in product revenue of $1,835,000 and a decline in services revenue of $774,000.  Revenue was $54,964,000 for the first three quarters of fiscal year 2003, and $48,773,000 for the first three quarters of fiscal year 2002, representing an increase of $6,191,000, or 13 percent.  This increase was attributable to $15,530,000 in licensing revenue, offset by a decline in product revenue of $7,135,000 and a decline in services revenue of $2,204,000.

As discussed above in Recent Developments, we are unable to predict the level of licensing revenue we may recognize in future periods.  During the first three quarters of fiscal year 2003, our product and service revenue continued to be adversely impacted by the continuing worldwide economic slowdown and from the related decrease in information technology spending, as well as from increased competition from other operating system products.  Additionally, our SCOsource activities and initiatives and our recent announcements regarding Linux, may be causing customers to lengthen their purchase and implementation cycle as they contemplate the appropriate operating platform of the future and assess the current risks related to Linux.  We have also seen a decline in our deferred revenue from October 31, 2002 to July 31, 2003, and as a result, our future revenue may be adversely impacted.

Excluding licensing revenue from SCOsource, revenue from international customers accounted for 45 percent of operating system platform revenue for the third quarter of fiscal year 2003 and 48 percent for the third quarter of fiscal year 2002, and revenue from international customers accounted for 47 percent of operating system platform revenue for the first three quarters of fiscal year 2003 and 49 percent for the first three quarters of fiscal year 2002.  The decrease in international revenue for the third quarter and for the first three quarters of fiscal year 2003 compared to the third quarter and for the first three quarters of fiscal year 2002 is primarily attributable to decreased revenue in our Europe, Middle East and Africa (“EMEA”) region as a result of the prolonged economic slow down in these areas.

Products.  Products revenue was $10,804,000 for the third quarter of fiscal year 2003 and $12,639,000 for the third quarter of fiscal year 2002, representing a decrease of $1,835,000, or 15 percent, and representing a slight decrease in products revenue from our second quarter of fiscal year 2003.  Products revenue was $33,016,000 for the first three quarters of fiscal year 2003 and $40,151,000 for the first three quarters of fiscal year 2002, representing a decrease of $7,135,000, or 18 percent.

The decrease in products revenue during the third quarter of fiscal year 2003 from the third quarter of fiscal year 2002 as well as during the first three quarters of fiscal year 2003 from the first three quarters of fiscal year 2002 was attributable to decreased sales of OpenServer and UnixWare products primarily resulting from a decrease in information technology spending caused by the worldwide economic slowdown, increased competition from other alternate operating platforms, and uncertainty from our recent Linux announcement.  This impact was largely felt in our distribution channel in the Americas and Europe.

OpenServer and UnixWare products continue to be the largest components of our products revenue.  For the third quarter of fiscal year 2003, OpenServer revenue was $5,243,000 or 49 percent of total products revenue and UnixWare revenue was $3,343,000 or 31 percent of total products revenue.  For the first three quarters of fiscal year 2003, OpenServer revenue was $15,734,000 or 48 percent of total products revenue and UnixWare revenue was $10,524,000 or 32 percent of total products revenue.  We recently announced our intentions to continue to invest in these core UNIX operating systems and believe that the revenue from these products will continue to represent a significant portion of our product revenue for the upcoming quarters.

SCOsource Licensing.  SCOsource licensing revenue was $7,280,000 for the third quarter of fiscal year 2003 and $15,530,000 for the first three quarters of fiscal year 2003 as compared to no revenue for the third quarter of fiscal year 2002 and for the first three quarters of fiscal year 2002.  This revenue is the result of our intellectual property licensing program, SCOsource, launched in January 2003.  We initiated SCOsource for the purpose of protecting the significant intellectual property rights we own surrounding the UNIX source code.  The SCOsource licensing revenue in the third quarter of fiscal year 2003 represents additional fees associated with two licenses executed during the April 30, 2003, quarter.  Under the terms of our license agreement with Sun, we will receive an additional $2,500,000 by November 2003.  The Microsoft agreement granted Microsoft the right to acquire expanded licensing rights, which if exercised would result in additional revenue to us.  On July 31, 2003, Microsoft exercised this option.  Upon delivery, we expect to recognize the additional revenue related to this option.

Services.  Services revenue was $1,971,000 for the third quarter of fiscal year 2003 and $2,745,000 for the third quarter of fiscal year 2002, representing a decrease of $774,000, or 28 percent.  Services revenue was $6,418,000 for the first three quarters of fiscal year 2003 and $8,622,000 for the first three quarters of fiscal year 2002, representing a decrease of $2,204,000, or 26 percent.  The decrease in services revenue is primarily related to the decrease in our products revenue, since a portion of our services revenue is dependent on products revenue.  We have also experienced a decrease in our UNIX-related service offerings as a result of service offerings being bundled together with competitive operating system products, primarily Linux-related offerings.  We also experienced a decrease in professional services revenue as we have seen a decrease in the demand for custom enterprise-level projects.

Cost of Revenue

Cost of Products Revenue.  Cost of products revenue was $1,284,000 for the third quarter of fiscal year 2003 and $1,577,000 for the third quarter of fiscal year 2002, representing a decrease of $293,000, or 19 percent.  Cost of products revenue as a percentage of products revenue was 12 percent for the third quarter of fiscal year 2003 and 12 percent for the third quarter of fiscal year 2002.  Cost of products revenue was $3,676,000 for the first three quarters of fiscal year 2003 and $6,398,000 for the first three quarters of fiscal year 2002, representing a decrease of $2,722,000, or 43 percent.  Cost of products revenue as a percentage of products revenue was 11 percent for the first three quarters of fiscal year 2003 and 16 percent for the first three quarters of fiscal year 2002.

The decrease in the cost of products revenue as a percentage of revenue for the first three quarters of fiscal year 2003 compared to that same period of fiscal year 2002 was attributable primarily to reduced overhead and manufacturing costs resulting from our cost reduction efforts and decreased royalties to third party vendors.  For the fourth quarter of fiscal year 2003, we expect the cost of products revenue as a percentage of products revenue to be consistent with the third quarter of fiscal year 2003.

Cost of SCOsource Licensing Revenue.  Cost of SCOsource licensing revenue was $1,712,000 for the third quarter of fiscal year 2003 and, $3,875,000 for the first three quarters of fiscal year 2003 and $0 for the third quarter of fiscal year 2002 and for the first three quarters of fiscal year 2002.  Cost of SCOsource licensing revenue as a percentage of SCOsource licensing revenue was 24 percent for the third quarter of fiscal year 2003 and 25 percent for first three quarters of fiscal year 2003.  Cost of SCOsource licensing revenue includes the salaries and related personnel costs of internal personnel dedicated to the SCOsource licensing initiative, as well as legal and professional fees incurred in connection with the execution of the licensing agreements and the pursuit and defense of the legal actions surrounding our intellectual property rights.  Cost of SCOsource licensing revenue may fluctuate from quarter to quarter depending on the level of legal and professional expenses incurred with the enforcement of our intellectual property.  Additionally, we are unable to predict the percentage of cost of SCOsource licensing revenue for future quarters due to the unpredictability of the related licensing revenue.

Cost of Services Revenue.  Cost of services revenue was $1,538,000 for the third quarter of fiscal year 2003 and $2,494,000 for the third quarter of fiscal year 2002, representing a decrease of $956,000, or 38 percent.  Cost of services revenue as a percentage of services revenue was 78 percent for the third quarter of fiscal year 2003 and 91 percent for the third quarter of fiscal year 2002.  Cost of services revenue was $5,008,000 for the first three quarters of fiscal year 2003 and $8,809,000 for the first three quarters of fiscal year 2002, representing a decrease of $3,801,000, or 43 percent.  Cost of services revenue as a percentage of services revenue was 78 percent for the first three quarters of fiscal year 2003 and 102 percent for the first three quarters of fiscal year 2002.

The decrease in cost of services revenue as a percentage of services revenue in fiscal year 2003 compared to fiscal year 2002 was attributable to decreased employee and related costs in our support services and professional services organization, decreased costs from external professional services providers and from the elimination of certain third party support contracts.

For the fourth quarter of fiscal year 2003, we expect cost of services revenue as a percentage of services revenue to decline slightly from the third quarter of fiscal year 2003 as we continue to implement cost reductions and generate other internal efficiencies.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $5,930,000 for the third quarter of fiscal year 2003 and $6,908,000 for the third quarter of fiscal year 2002, representing a decrease of $978,000, or 14 percent.  Sales and marketing expenses represented 30 percent of total revenue for the third quarter of fiscal year 2003 down from 45 percent of total revenue for the third quarter of fiscal year 2002.  Sales and marketing expenses were $18,421,000 for the first three quarters of fiscal year 2003 and $22,944,000 for the first three quarters of fiscal year 2002, representing a decrease of $4,523,000, or 20 percent.  Sales and marketing expenses represented 34 percent of total revenue for the first three quarters of fiscal year 2003 as compared to 47 percent of total revenue for the first three quarters of fiscal year 2002.

The decrease in the dollar amount of sales and marketing expense in the third quarter and for the first three quarters of fiscal year 2003 compared to the third quarter and for the first three quarters of fiscal year 2002 was attributable to fewer sales and marketing employees, reduced travel expenses, fewer commissions and lower co-operative advertising costs as a result of lower revenue, and reduced communication costs.  We expect our sales and marketing expenses for the last quarter of fiscal year 2003 will decrease slightly compared to the costs incurred in the third quarter of fiscal year 2003.

Research and Development.  Research and development expenses were $2,950,000 for the third quarter of fiscal year 2003 and $4,284,000 for the third quarter of fiscal year 2002, representing a decrease of $1,334,000, or 31 percent.  Research and development costs represented 15 percent of total revenue for the third quarter of fiscal year 2003 as compared to 28 percent of total revenue for the third quarter of fiscal year 2002.  Research and development expenses were $8,142,000 for the first three quarters of fiscal year 2003 and $13,810,000 for the first three quarters of fiscal year 2002, representing a decrease of $5,668,000, or 41 percent.  Research and development costs represented 15 percent of total revenue for the first three quarters of fiscal year 2003 and 28 percent of total revenue for the first three quarters of fiscal year 2002.

The decrease in the dollar amount of research and development expenses in the third quarter and the first three quarters of fiscal year 2003 compared to the third quarter and the first three quarters of fiscal year 2002 was attributable to fewer employees, and reduced outside consulting and contract services.  These cost reductions were driven by consolidating development efforts on core engineering projects related to our UNIX operating systems.  For the last quarter of fiscal year 2003, we anticipate that our research and development expenses will slightly increase compared to the costs incurred in the third quarter of fiscal year 2003 as we will begin investing additional resources in our UNIX-based operating systems, OpenServer and UnixWare, and our web services initiative, SCOx.

General and Administrative.  General and administrative expenses were $1,413,000 for the third quarter of fiscal year 2003 and $2,260,000 for the third quarter of fiscal year 2002, representing a decrease of $847,000, or 37 percent.  General and administrative expenses represented 7 percent of total revenue for the third quarter of fiscal year 2003 and 15 percent of total revenue for the third quarter of fiscal year 2002.  General and administrative expenses were $4,525,000 for the first three quarters of fiscal year 2003 and $7,394,000 for the first three quarters of fiscal year 2002, representing a decrease of $2,869,000, or 39 percent.  General and administrative expenses represented 8 percent of total revenue for the first three quarters of fiscal year 2003 and 15 percent of total revenue for the first three quarters of fiscal year 2002.

The decrease in general and administrative expenses in the third quarter and the first three quarters of fiscal year 2003 compared to the third quarter and the first three quarters of fiscal year 2002 was primarily attributable to fewer employees, and reduced costs for external professional services.  We expect general and administrative expenses for the last quarter of fiscal year 2003 will remain consistent with the costs incurred in the third quarter of fiscal year 2003.

Restructuring Charges.  During the third quarter of fiscal year 2003, we recorded a restructuring charge of $614,000.  The restructuring charge for the third quarter of fiscal year 2003 was comprised entirely of severance and related payments incurred from terminating approximately 35 employees.  During the third quarter of fiscal year 2002, we recorded a restructuring charge of $1,245,000.  The restructuring charge for the third quarter of fiscal year 2002 was comprised of termination payments made to employees in connection with a reduction in headcount and the elimination of non-essential facilities totaling $2,800,000, offset by a $1,555,000 adjustment from a successful lease renegotiation on one of our facilities that had been vacated in connection with a previous corporate restructuring.

During the first three quarters of fiscal year 2003, we recorded restructuring charges of $498,000, and for the first three quarters of fiscal year 2002, we recorded restructuring charges of $5,581,000.  The restructuring charges for the first three quarters of fiscal 2003 were comprised primarily of severance payments to terminated employees and adjustments to previously recorded amounts and the restructuring charges for the first three quarters of fiscal 2002 were comprised primarily of severance payments to terminated employees, the elimination of non-essential facilities, and an adjustment for a successful lease renegotiation.

Amortization of Intangibles.  We recorded $895,000 for the amortization of intangibles in the third quarter of fiscal year 2003 and $701,000 in amortization during the third quarter of fiscal year 2002.  We recorded $2,295,000 for the amortization of intangibles for the first three quarters of fiscal year 2003 and $2,152,000 in amortization during the first three quarters of fiscal year 2002.  This amortization expense is for intangible assets we acquired in connection with the acquisition of technology and other assets from third parties.  The increase in the amortization expense is the result of our acquisition of certain assets from Vultus, Inc. during the three months ended July 31, 2003.

Write-down of Investment.  During the third quarter and the first three quarters of fiscal year 2003, we did not have any write-down of investments.  During the first three quarters of fiscal year 2002, we determined that the current carrying value of our investment in Lineo, Inc. would not be realized and a write-down was necessary.  We recorded a write-down of $1,180,000 related to this investment.

Stock-based Compensation (Benefit).  In connection with stock options and restricted shares granted to employees and others, we recorded stock-based compensation of $309,000 in the third quarter of fiscal year 2003 and a benefit of ($89,000) for the third quarter of fiscal year 2002.  We recorded stock-based compensation of $927,000 for the first three quarters of fiscal year 2003 and $528,000 for the first three quarters of fiscal year 2002.

The increase in stock-based compensation in the third quarter and first three quarters of fiscal year 2003 is primarily attributable to restricted stock grants, whereby the fair value of the restricted stock awards is recorded as a component of stock-based compensation as the restrictions lapse.  We also issued a warrant to a consultant which increased our stock-based compensation in the 2003 periods.

Equity in Loss of Affiliate

The equity in loss of affiliate relates to our investment in Vista.com (“Vista”), which is accounted for under the equity method of accounting for investments.  Under the equity method, we recognize our portion of the net income or net loss of Vista in our consolidated statements of operations.  During the third quarter of fiscal year 2003, we recognized a loss of $71,000 that represented our portion of Vista’s net loss.  For the first three quarters of fiscal year 2003, we recognized a loss of $171,000 that represented our portion of Vista’s net loss.  We did not have an investment in Vista during the comparable fiscal year 2002 periods.

Other Income (Expense), net

Other income (expense), net, which consists principally of interest expense, interest income and other income, was a net expense of $55,000 for the third quarter of fiscal year 2003 and for the third quarter of fiscal year 2002, and a net expense of $59,000 for the first three quarters of fiscal year 2003 and $120,000 for the first three quarters of fiscal year 2002.

Provision for Income Taxes

The provision for income taxes was $188,000 for the third quarter of fiscal year 2003 and $214,000 for the third quarter of fiscal year 2002.  The provision for income taxes was $495,000 for the first three quarters of fiscal year 2003 and $431,000 for the first three quarters of fiscal year 2002.  The provision for the third quarter of fiscal year 2003 related entirely to earnings of our foreign subsidiaries.  The provision for income taxes for the first three quarters of fiscal year 2003 was primarily related to earnings of foreign subsidiaries as well as federal alternative minimum tax in the U.S. and state income taxes for states in which we do not have sufficient net operating loss carry forwards to offset current earnings.  Our U.S. federal income tax provision for the first three quarters of fiscal year 2003 has been offset with the utilization of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through loans from our major stockholder and through sales of common and preferred stock.  During the nine months ended July 31, 2003, our operations produced positive cash flow.  We believe that we will have sufficient financial resources to fund our current operations for at least the next twelve months, however, if our cash reserves, cash from operations and existing unused line of credit are insufficient to meet our needs, we may not be able to execute our business plan and our operations may be adversely impacted.

As of July 31, 2003, we had cash and cash equivalents of $14,661,000 and working capital of $6,007,000, which includes current liabilities of $6,822,000 for deferred revenue that will not require dollar for dollar of cash to settle, but will be recognized as revenue in future periods.  Our total cash and cash equivalents has increased by $8,072,000 from October 31, 2002.  This increase resulted primarily from cash provided by SCOsource licensing revenue.  Additionally, we have a $2,910,000 line of credit with a commercial bank that bears interest at the prime rate minus one percent (with a floor rate of 3.75 percent) that matures on October 31, 2003.  Borrowings under the line of credit are secured by a letter of credit from our principal stockholder.  As of July 31, 2003, there were no borrowings outstanding under the line of credit.

Our net cash provided by operations during the nine months ended July 31, 2003 was $7,442,000.  Cash provided by operations was primarily attributable to net income of $6,872,000.  Non-cash expenses totaled $4,555,000 and cash used by changes in operating assets and liabilities was $3,985,000.  Our working capital position increased from a deficit of $6,332,000 as of October 31, 2002 to a positive $6,007,000 as of July 31, 2003, and our long-term liabilities have decreased from $1,625,000 to $611,000 during that same period.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the nine months ended July 31, 2003, cash used in investing activities was $2,140,000, which was primarily a result of equipment purchases of $524,000, our investment in affiliated entities of $950,000 and cash paid to wind down our United Kingdom subsidiary of $666,000.

Our financing activities provided $2,329,000 during the nine months ended July 31, 2003 and consisted of proceeds received from the exercise of stock options of $1,443,000, proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $236,000 and proceeds from the issuance of warrants of $650,000.

Our net accounts receivable balance decreased from $8,622,000 as of October 31, 2002 to $7,398,000 as of July 31, 2003.  The allowance for doubtful accounts was $138,000 as of July 31, 2003, which represented approximately 2 percent of our gross accounts receivable balance.  Our write-offs of uncollectible accounts have not been significant.

On June 6, 2003, we acquired substantially all the assets of Vultus, Inc. (“Vultus”), a corporation engaged in the web services interface business.  We issued 305,274 shares of our restricted common stock and assumed liabilities of approximately $215,000 in connection with this acquisition.  We extended employment offers to most of the Vultus employees, and as a result, will have increased research and development costs in future periods.

We have entered into operating leases for our corporate offices located in the United States and our international sales offices.  We have commitments under these leases that extend through fiscal year 2008.  In recent corporate restructuring activities, we have partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments that will use available cash.  We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, we can not assure that we will be successful in eliminating or reducing cash expenditures for these leases.

The following table summarizes our contractual lease obligations as of July 31, 2003 (in thousands):

Operating Leases

Less than one year	$1,197
One to three years	5,084
Three or more years	845
Total payments	$7,126

We do not engage in any off balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates include the following:

•                              Revenue recognition;

•                              Income taxes and related valuation allowances;

•                              Impairment of long-lived assets; and

•                              Allowances for doubtful accounts and product returns.

In each of these areas, management makes estimates based on historical results, current trends and future projections.

Revenue Recognition

We recognize revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, as amended, and Staff Accounting Bulletin (“SAB”) 101.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.  We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.  For contracts involving multiple elements (i.e. delivered and undelivered products, maintenance and other services), we allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us.  The fair value of each element is based on amounts charged when such elements are sold separately.  We recognize revenue allocated to undelivered products when the criteria for revenue recognition set forth above have been met.

Our SCOsource licensing revenue to date has been generated from license agreements that are non-exclusive, perpetual, paid up licenses to utilize our UNIX source code.  We recognize revenue from licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond our normal payment terms, revenue is recognized as the payments become due.

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

Income Taxes and Related Valuation Allowance

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

Impairment of Long-lived Assets

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

Allowance for Doubtful Accounts and Product Returns

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December

31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  This Interpretation addresses the consolidation by business enterprises of variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtains after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Financial instruments within the scope of SFAS No. 150 will be classified as liabilities and measured at fair value.  Many of those instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have an impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The stock market in general and the market for shares of technology companies in particular, has experienced extreme price fluctuations.  In addition, factors such as new product introductions by our competitors and us and public perception about the strength of our intellectual property claims may have a significant impact on the market price of our common stock.  These conditions could cause the price of our stock to fluctuate substantially over short periods of time.

FOREIGN CURRENCY RISK

We have foreign offices and operations primarily in Europe and Asia.  As a result, a substantial portion of our revenue is derived from sales to customers outside the United States.  Most of this international revenue is denominated in U.S. dollars.  However, most of the operating expenses related to the foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others.  If the U.S. dollar weakens compared to the Euro, our operating expenses for foreign operations will be higher when translated back into U.S. dollars and additional funds may be required to meet these obligations.  Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets.  Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities.  We do not use forward exchange contracts for speculative or trading purposes.  Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions.  The criteria we use for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions.  Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of July 31, 2003, we had two foreign exchange contracts with a maturity of 30 days to sell an aggregate of 243,000 Euro and 689,000 United Kingdom pounds for $1,334,000 U.S. dollars.

INTEREST RATE RISK

The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We do not borrow money for short-term investment purposes.

INVESTMENT RISK

We have invested in equity instruments of privately held and public companies in the high-technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of July 31, 2003, our investments balance was approximately $774,000.

ITEM 4.	CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2003.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b)                                 Changes in Internal Controls

During the most recent fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or reasonably likely to materially affect our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•                              Our expectation and our ability to enter into future license agreements with developers, manufacturers, distributors and end-users of operating systems in our SCOsource effort or to predict the amount or timing of revenue from such agreements in future periods;

•                              The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•                              Our intentions to continue to invest in our core UNIX operating system products (OpenServer and UnixWare) and our belief that a significant portion of our product revenue in upcoming quarters will come from such products;

•                              Our expectation that in the fourth quarter of fiscal year 2003 our cost of products revenue as a percentage of products revenue will be consistent with the third quarter of fiscal 2003;

•                              Our expectation that in the fourth quarter of fiscal year 2003 our cost of services as a percentage of services revenue will decline slightly from the third quarter of fiscal year 2003;

•                              Our belief that in the fourth quarter of fiscal year 2003 our sales and marketing expenses will decrease slightly compared to our expenses incurred in the third quarter of fiscal year 2003;

•                              Our belief that in the fourth quarter of fiscal year 2003 our research and development expenses will slightly increase compared to our expenses incurred in the third quarter of fiscal year 2003;

•                              Our expectation that in the fourth quarter of fiscal year 2003 our general and administrative expenses will remain consistent with our costs incurred in the third quarter of fiscal year 2003; and

•                              Our belief that we will have sufficient financial resources to fund operations for the next 12 months.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the risk factors set forth below in the section entitled “Risk Factors.”  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations.

Risk Factors

We do not have a history of profitable operations.

The July 31, 2003, quarter was our second consecutive quarter of profitability as a result of our SCOsource licensing revenue.  If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our operating system platform products and services continues to decline, we will need to further reduce operating expenses to maintain profitability or generate positive cash flow.  In our quarterly results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue.  Our deferred revenue balance has declined from October 31, 2002 to July 31, 2003, and this decline in deferred revenue may continue into future quarters, which may have a negative impact on our operating system platform products revenue.  Our future operating system platform revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams.  If we are unable to continue to generate positive cash flow and profitable operations, our operations may be adversely impacted.

Our future SCOsource licensing revenue is uncertain.

We initiated the SCOsource licensing effort in January 2003 to review the status of UNIX licensing and sublicensing agreements and to identify others in the industry that may be currently using our intellectual property without obtaining the necessary licenses.  This effort resulted in the execution of two license agreements during the quarter ended April 30, 2003, quarter, and the receipt of additional license fees from these two contracts during the July 31, 2003 quarter.  Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiative is unlikely to produce stable, predictable revenue for the foreseeable future, and the success of this initiative in some part may depend on the perceived strength of our intellectual property rights and contractual claims regarding UNIX, including, the strength of our claim that unauthorized UNIX System V source code and derivatives are prevalent in Linux.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to recent highs near $18.00 per share.  The share price has changed dramatically over short periods with increases and decreases of over 25 percent in a single day.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Our competitive position could decline if we are unable to obtain additional financing.

We may need to raise additional funds to expand our business, support operations, fund litigation expenses, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.  We cannot assure that additional funding will be available to us in amounts or on terms acceptable to us.

Unintended consequences of our assertion of intellectual property may adversely affect our business.

On or about March 6, 2003, we filed a complaint against IBM alleging breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint centers on IBM’s activities regarding the UNIX operating system that underlies our UNIX-based operating systems and IBM’s AIX UNIX-based operating system.  The complaint alleges that IBM obtained information concerning the UNIX source code from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.

On or about June 16, 2003, we filed an amended complaint in the IBM case.  The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims in several ways.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the products and services of Sequent which IBM acquired.  We allege that IBM breached the Sequent agreement in several ways similar to those set forth above and we are seeking damages flowing from those breaches.  We are also seeking injunctive relief on several of our claims.

IBM has filed a response and counter claim to the complaint, including a demand for jury trial.  The discovery process of the action has just commenced.  The action has been removed from Utah Third District State Court and is currently pending in the Federal District Court for the District of Utah.

In its counter claim, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community.  In addition, they assert that we have infringed on certain patents held by IBM.  Their counter claims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license, and patent infringement.  We intend to vigorously defend this action.

In addition, we have publicly, and in individual letters to 1,500 of the world’s largest corporations, cautioned users of Linux that there are unresolved intellectual property issues surrounding Linux that may expose them to unanticipated liability.  As a result of these concerns, we have suspended our sales of Linux products.

If we do not prevail in our action against IBM, or if IBM is successful in its counter claim against us, our business and results of operations could be materially harmed.  The litigation with IBM and others could be costly, and our costs for legal fees may be substantial and in excess of amounts we have budgeted for.  In addition, we may experience a decrease in revenue as a result of the loss of sales of Linux products and initiatives previously undertaken jointly with IBM and others affiliated with IBM or sympathetic to the Linux movement.  We are informed that participants in the Linux industry have attempted to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services that they purchase.  They have been somewhat successful in those efforts and will likely continue.  There is also a risk that the assertion of our intellectual property rights will be negatively viewed by participants in our marketplace and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace and our results of operations.

As a result of our assertion of our intellectual property rights, we have been subjected to several denial of service attacks on our website which prevented web users from accessing our website and doing business with us for a period of time.  If such attacks continue or if our customers and strategic partners are also subjected to similar attacks, our business and results of operations could be materially harmed.

Our assertions surrounding our UNIX intellectual property may subject us to additional legal proceedings.

On or about August 4, 2003, Red Hat filed a complaint against us that is currently pending in the United States District Court for the District of Delaware.  Red Hat has asserted that the Linux operating system does not infringe on our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement.  Red Hat also announced it was contributing $1 million to establish the Open Source Now fund to help pay the costs of Linux companies involved in legal action, with us and encouraged other participants in the Linux community to make contributions.  If Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.

The Australian Competition and Consumer Commission (the “ACCC”) has contacted us regarding complaints it has received regarding our intellectual property claims and our statements regarding the need for commercial Linux users to obtain a UNIX license.  We intend to respond to the ACCC’s inquiry.  The ACCC has notified us that it has not made any decision to pursue the complaints it has received or determined what, if any, action it will take.

Several entities in Germany have obtained temporary restraining orders in Germany precluding our German subsidiary, from making statements in Germany that, in substance, disparage Linux, or entities involved in the Linux industry, or implicate Linux as infringing our intellectual property rights.  SCO GmbH has received an administrative fine of 10,000 Euro for a technical violation of one of the temporary restraining orders.  We are currently negotiating with the various claimants in Germany over the temporary restraining orders and are evaluating whether we will appeal the administrative fine.  Informal complaints similar to those raised in Germany have been received from companies in Austria and Poland.  We have responded to those complaints.  It is not known if those complainants will take future action.

In addition to these above-mentioned actions, other regulators or others in the Linux community may initiate legal actions against us, all of which may negatively impact our operations or future operating performance.

If our SCO branding effort is not accepted or causes market confusion, our business may be adversely affected.

We recently launched a rebranding effort for our products and services as well as our corporate image.  On May 16, 2003, our stockholders approved the change of our corporate name to The SCO Group, Inc.  Prior to our name change, we renamed our UNIX products and services using the SCO trademark to draw on this strong brand recognition.  We acquired the rights to use this trademark in May 2001 from Tarantella in connection with our acquisition of certain Tarantella assets and operations.  If the rebranding effort is not accepted by our resellers or customers of our products and services, if the rebranding efforts cause confusion, or if there are negative connotations associated with the trademark that we cannot successfully address, our business may be adversely affected.

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

•                  changes to, or developments, in our on-going litigation with IBM and Red Hat concerning our UNIX intellectual property;

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

Our revenue from the sale of UNIX-based products has declined over the last eight quarters.  This decrease in revenue has been attributable to the worldwide economic slowdown, lower information technology spending, and increased competitive pressures from alternative operating systems.  If the demand for UNIX-based products continues to decline, and we are unable to develop new products and services that successfully address a market demand, our business will be adversely affected.

We operate in a highly competitive market and face significant competition from a variety of current and potential sources: many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

In the UNIX operating system market, our competitors include IBM, Microsoft, Hewlett Packard and Sun.  These and other competitors are aggressively pursuing the current UNIX operating system market.  Many of these competitors have access to greater resources that we do.  More recently, the major competitive alternative to our UNIX products is Microsoft’s NT and Linux.  While we believe that our server products retain a competitive advantage in a number of targeted application areas, the expansion of Microsoft’s and our other competitors’ offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

Our foreign-based operations and sales create special problems, including the imposition of governmental controls and fluctuations in currency exchange rates that could hurt our results.

We have foreign operations, including development facilities, sales personnel and customer support operations in Europe, Latin America and Asia.  These foreign operations are subject to certain inherent risks, including:

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

•                  political unrest, particularly in areas where we have facilities.

In addition, certain of our operating expenses are denominated in local currencies, creating risk of foreign currency translation losses that could harm our financial results and cash flows.  When we generate profits in foreign countries, our effective income tax rate is increased, even though we generate consolidated net losses.

In Latin America and Asia in particular, several countries have suffered and may be especially susceptible to recessions and economic instability which may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States, resulting in lower revenue.

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

We will need to retain our management, technical, and support personnel.  Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and can result in the departure of other employees.  The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations.  Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our President and Chief Executive Officer.  We do not maintain key person insurance for any member of our management team.

PART II.                                                 OTHER INFORMATION

ITEM 1.                                   LEGAL PROCEEDINGS

IBM

On or about March 6, 2003, we filed a complaint against IBM.  This action is currently pending in the United States District Court for the District of Utah, under the title Caldera Systems, Inc. d/b/a The SCO Group vs. International Business Machines Corporation, Civil No. 2:03CV0294.  The complaint includes claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint alleges that IBM made concerted efforts to improperly destroy the economic value of UNIX, particularly UNIX as used on Intel microprocessors, to benefit IBM’s Linux services business.  As a result of IBM’s breach of contract and unfair competition and the marketplace injury sustained by SCO, we are requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial.

On or about June 16, 2003, we filed an amended complaint in the IBM case.  The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims in several ways.  Most importantly, the amended complaint raises new allegations regarding IBM actions and breaches through the products and services of Sequent Computer Systems, Inc. (“Sequent”) which IBM acquired.  We allege that IBM breached the

Sequent agreement in several ways similar to those set forth above and it seeks damages flowing from those breaches.  We are also seeking injunctive relief on several of its claims.

IBM has filed a response and counter claim to the complaint, including a demand for a jury trial.  The discovery process of the action has just commenced.  The action has been removed from Utah Third District State Court and is currently pending in the Federal District Court for the District of Utah.

In its counter claim, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community.  In addition, they assert that we have infringed on certain patents held by IBM.  Their counter claims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license, and patent infringement.  We intend to vigorously defend this action.

Red Hat

On August 4, 2003, Red Hat filed a complaint against us.  The action is currently pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No 03-772.  Red Hat asserts that the Linux operating system does not infringe on our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement.

On or about September 15, 2003, we filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserts that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity.

IPO Class Action Matter

We are an issuer defendant in a series of class action lawsuits filed in the United States District Court for the Southern District of New York, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).  The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding (“MOU”) with the intent of settling the dispute between the plaintiffs and the issuers.  We have executed this MOU and have been advised that almost all (if not all) of the issuers have elected to proceed under the MOU.  The MOU is still subject to court approval and the preparation of appropriate settlement documents.  If the settlement is approved by the court and settlement agreements can be entered into by the parties, and if no cross-claims, counter claims or third party claims are later asserted, this action will be dismissed with respect to the Company and its individuals.

Other Matters

The Australian Competition and Consumer Commission (the “ACCC”) has contacted us regarding complaints it has received regarding our intellectual property claims and our statements regarding the need for commercial Linux users to obtain a UNIX license.  We intend to respond to the ACCC’s inquiry.  The ACCC has notified us that it has not made any decision to pursue the complaints it has received or determined what, if any, action it will take.

Several entities in Germany have obtained temporary restraining orders in Germany precluding our German subsidiary, from making statements in Germany that, in substance, disparage Linux, or entities involved in the Linux industry, or implicate Linux as infringing our intellectual property rights.  SCO GmbH has received an administrative fine of Euro 10,000 for a technical violation of one of the temporary restraining orders.  We are currently negotiating with various claimants in Germany over the temporary restraining orders and are evaluating whether we will appeal the administrative fine.  Informal complaints similar to those raised in Germany have been received from a company in Austria and Poland.  We have responded to those complaints.  It’s not known if those complainants will take future action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection the acquisition of assets from Vultus, the Company issued shares of its common stock to Vultus and its six shareholders in reliance on the exemption from registration provided by 4(2) of the Securities Act and the safe harbor of Regulation D promulgated there under.  Each of the Vultus shareholders had held an equity interest in Vultus for some time and was familiar with the business of Vultus prior to the transaction.  In connection with the shareholder approval necessary for the transaction, each Vultus shareholder was provided with an information statement prepared by Vultus that contained a summary of the proposed transaction, the anticipated distribution to each shareholder, a description of the restricted nature of the securities to be received and an information packet concerning the Company.

During the quarter ended July 31, 2003, we issued a warrant to Sun in connection with us receiving the first of two payments of $2,500,000, required under the initial agreement.  The warrant allows Sun to acquire 12,500 shares of the Company’s common stock at an exercise price of $1.83 per share for a term of five years from the date of the agreement.  Because the warrant was issued in connection with the advance payment, the Company has recorded the fair value of the warrant of $150,000, as determined using the Black-Scholes option-pricing model, and reduced license revenue accordingly.  Assumptions used in the Black-Scholes option-pricing model to estimate its fair value were the following: market value of common stock of $12.52 per share; risk-free interest rate of two percent; expected dividend yield of 0 percent; volatility of 137 percent; and a term of five years.

In addition, we issued a warrant to a consultant, as part of an agreement to assist us with our SCOsource licensing initiative.  The warrant allows the consultant to acquire 25,000 shares of our common stock at an exercise price of $8.50 per share for a term of two years from the date of the agreement.  We have recorded the fair value of the warrant of $94,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and included this cost as a cost of licensing revenue.  Assumptions used in the Black-Scholes option-pricing model to estimate the fair value were the following: market value of common stock of $12.84 per share; risk-free interest rate of two percent; expected dividend yield of 0 percent; volatility of 143 percent; and a term of 2 years.

Both of these warrants were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted and approved by our stockholders at our annual meeting held May 16, 2003:

1.                                       To elect seven members to the Board of Directors to serve until their successors have been appointed. All seven directors were elected with Ralph J. Yarro III receiving 10,405,000 votes in favor and 49,000 votes withheld, Thomas P. Raimondi, Jr. receiving 10,408,000 votes in favor and 46,000 votes withheld; Edward E. Iacobucci receiving 10,421,000 votes in favor and 33,000 votes withheld; Steven M. Cakebread receiving 10,420,000 votes in favor and 34,000 votes withheld; R. Duff Thompson receiving 10,409,000 votes in favor and 45,000 votes withheld; Darcy G. Mott receiving 10,415,000 votes in favor and 39,000 votes withheld; and Darl C. McBride receiving 10,405,000 votes in favor and 49,000 votes withheld.

2.                                       To approve an amendment to the 2002 Omnibus Stock Incentive Plan to provide for up to 1,500,000 shares of common stock to be subject to awards issued under the plan.  This resolution was passed with 6,851,000 votes in favor, 196,000 votes against and 4,000 abstentions.

3.                                       To approve an amendment to the 2000 Employee Stock Purchase Plan to provide for an additional 500,000 shares to be subject to awards issued under the plan.  This resolution was passed with 6,877,000 votes in favor, 169,000 votes against and 4,000 abstentions.

4.                                       To approve an amendment to the Certificate of Incorporation to change our name from Caldera International, Inc. to The SCO Group, Inc.  This resolution was passed with 10,432,000 votes in favor, 12,000 votes against and 10,000 abstentions.

5.                                       To approve the appointment of KPMG LLP as our independent public accountants of the Company for the year ending October 31, 2003.  This resolution was passed with 10,438,000 votes in favor, 9,000 votes against and 7,000 abstentions.

ITEM 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

3.1	The SCO Group, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to SCO’s Form 8A/A, SEC file number 000-29911)

3.2	The SCO Group, Inc.’s Amended and restated bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Form 8A/A, SEC file number 000-29911)

10.1	Amendment to 2002 Omnibus Stock Incentive Plan

10.2	Amendment to 2000 Employee Stock Purchase Plan

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert K. Bench, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert K. Bench, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On May 15, 2003, we filed a report on Form 8-K announcing our suspension of our Linux products arising from our concerns that our UNIX code was included in Linux.

On May 15, 2003, we filed a report on Form 8-K announcing preliminary results for our quarter ended April 30, 2003.

ITEM 7.                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2003	THE SCO GROUP, INC.

	By:	/s/ Robert K. Bench
Robert K. Bench Duly Authorized Officer and Chief Financial Officer (Principal Financial and Accounting Officer)