Form 10-K
period 2003-10-31
SCO GROUP INC
filed 2004-01-28
CIK 1102542

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003
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

Title of Each Class
Common Stock, par value $.001 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $20.6 million based on the reported last sale price of common stock on April 30, 2003, which is the last business day of the Registrant's most recently completed second fiscal quarter. The number of shares of the Registrant's common stock outstanding as of January 27, 2004, was 14,306,640.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A in connection with its annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

        The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements relating to our business and strategy. These forward-looking statements involve risks and uncertainties. Many forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements can also be identified by words such as "intends," "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below in the section entitled "Risk Factors" under Part II, Item 7A of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

        As used in the Form 10-K, "SCO," and "OpenServer" are trademarks or registered trademarks of our Company in the United States and other countries. "UNIX" and "UnixWare" are registered trademarks of The Open Group in the United States and other countries. All other brand or product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.

Overview

        We own the UNIX operating system and are a provider of UNIX-based products and services. We generate revenue from two sources: sales of our UNIX-based products and services and licenses of our UNIX technology through our SCOsource initiatives. Our core business is to sell and service our UNIX operating system and related software products to small-to-medium sized businesses and branch offices and franchisees of Fortune 1000 businesses. Our main products that drive the majority of our UNIX revenue are OpenServer and UnixWare. We intend to continue to maintain our core business in fiscal year 2004 by continuing our research and development efforts to enhance our OpenServer and UnixWare products and their related services.

        We developed our SCOsource initiatives as part of our ongoing efforts to establish and protect our intellectual property rights, particularly relating to our UNIX source code. In reviewing our intellectual property rights in early 2003, we became aware that parts of our proprietary UNIX source code and derivative works have been included in the Linux operating system without our authorization or copyright attribution. Commencing in January 2003, our SCOsource initiatives have included:

  •
  reviewing and evaluating our UNIX license and sublicense agreements with UNIX vendors and identifying those in the software industry that may be currently using our intellectual property without obtaining the necessary licenses;

  •
  requiring our UNIX licensees to certify that they are in full compliance with the terms of their respective licenses and have not misused copyrighted UNIX source code and are not misusing that code in Linux;

  •
  warning users of the Linux operating system through written correspondence that their use of Linux may violate our intellectual property rights and specifically violate our copyrights; and

  •
  offering our SCO Intellectual Property ("IP") Licenses to Linux end users to properly authorize their use of our intellectual property in the Linux operating system.

        In connection with our SCOsource initiatives, in March 2003, we filed a complaint against International Business Machines Corporation ("IBM"), alleging, in part, that IBM had breached its license agreement with us by, among other things, inappropriately contributing UNIX source code and derivative works to the open source community and seeking to use its knowledge and methods related to UNIX source code and derivative works and modifications licensed to it to decrease the value of the

UNIX operating system in favor of promoting the Linux operating system, of which it has been a major backer. Based on these alleged breaches, we delivered to IBM notice of termination of our license agreement with IBM that permitted IBM's use of our UNIX source code in developing its AIX operating system. We describe our legal action against IBM and its procedural status in more detail below under Part I, Item 3 of this Form 10-K.

        Additionally, as part of our SCOsource initiatives, in fiscal year 2003, we entered into two significant vendor license agreements with Sun Microsystems ("Sun") and Microsoft Corporation ("Microsoft"). We will continue pursuing our SCOsource initiatives in fiscal year 2004, seeking to obtain additional vendor licensing agreements similar to the Sun and Microsoft agreements and pursuing our SCOsource IP license initiative with Linux end users. We also plan to continue to pursue our litigation against IBM, and have announced that we expect in the near term to commence our first legal action against an end user violating our intellectual property or contractual rights. On January 20, 2004, we brought suit against Novell, Inc. ("Novell") for slander of title seeking relief for Novell's alleged bad faith efforts to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare product. We describe our legal action against Novell in more detail below under Part I, Item 3 of this Form 10-K.

Historical Information

        We originally incorporated as Caldera Systems, Inc., a Utah corporation ("Caldera Systems"), in August 1998, and reincorporated as a Delaware corporation in March 2000, when we completed an initial public offering of our common stock. In May 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. ("Caldera International") to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, now known as Tarantella, Inc. In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International.

        On May 16, 2003, our stockholders approved our corporate name change from Caldera International, Inc. to The SCO Group, Inc. As used herein, the "Company" or "us," "we," "ours," or similar terms refer to The SCO Group, Inc. and our operating subsidiaries.

UNIX-Based Products and Services Business

Background

        Our core business focus is to serve the needs of small-to-medium sized businesses, including branch offices and franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running Intel architecture. We also provide a full range of pre and post sale technical support for all of our products, primarily focusing on OpenServer and UnixWare. Additionally, we provide UNIX-based professional consulting and custom software development services.

        Our largest source of revenue for our core UNIX business is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers (collectively, "resellers"). We have local offices in a number of countries that provide support and services to customers and resellers in those geographic areas. The other principal channel for selling and marketing our products is through large corporations which have a large number of branch offices or franchisees. We access these corporations through their information technology or purchasing departments with our direct sales team in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to original equipment manufacturers ("OEMs") through our direct sales team in the United States and our reseller channel in countries outside the United States.

        The UNIX operating system, which we own, was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of connecting programs. Over the years, the UNIX operating system has been adapted for almost every OEMs hardware architecture, and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments. We own a broad and deep set of intellectual property rights relating to the UNIX operating system which we intend to continue to enforce and protect through our SCOsource initiatives, described in more detail below in the subsection entitled "SCOsource Initiatives" under the section entitled "SCOsource Business."

        UNIX has had a long history of small business implementation, and has a large and loyal base of both customers and vendors that provide solutions and applications. On the Intel platform, our OpenServer and UnixWare products represent a low cost, UNIX operating system available for business. Our offerings permit businesses, particularly small businesses, to take advantage of the reliability of the UNIX operating system that runs on the Intel platform at a relatively low cost.

Current Status and Strategy

        Sales of our UNIX-based products and services have been declining in each of the last four years. This decline in revenue has been primarily attributable to significant competition from alternative operating systems, particularly Linux, the worldwide economic slowdown and lower information technology spending.

        We anticipate that our OpenServer and UnixWare products will continue to provide a revenue stream for our UNIX business, although we expect revenue from these products will continue to decline. Both of these UNIX products have a strong existing customer base and constitute a well-known brand with a reputation for quality and reliability. We also have a seasoned, mature sales channel of resellers focused on the small-to-medium sized business market. This channel is a unique asset that will allow us to continue to provide reliable UNIX operating systems for small-to-medium sized business customers.

        In fiscal year 2004, we intend to focus our development resources on maintaining and enhancing our existing OpenServer and UnixWare products by increasing system reliability and performance, maintaining backward compatibility with existing applications and software, providing increased application support and additional hardware support and integrating widely-used internet applications and increase system performance.

        We are also enhancing our UNIX operating systems with web services software that provides interoperability and compatibility with web services standards, under an initiative called SCOx. These enhancements will provide customers with a cost effective way to modernize and integrate legacy applications and modernize application user interfaces. Target end users may include small-to-medium sized businesses and branch offices and franchisees of Fortune 1000 companies, with an initial emphasis on end users currently using our UNIX operating systems. We will also continue to look at augmenting our current UNIX operating systems with more vertically focused solutions. Future expansion of this initiative may include acquisitions of technologies, acquisitions of companies with an established presence in key vertical markets, strategic alliances with industry participants and licensing transactions.

        We have also completed the development of a "small footprint" version of UNIX that can be used in embedded devices. We believe that this will allow us to expand our reach in certain retail markets. Our research and development efforts are described in more detail below in the subsection entitled "Software Engineering and Development."

Competition

        We face direct competition in the operating system market from Linux operating system providers, other non-UNIX operating system providers, other UNIX-based operating system providers, technical support providers and professional services organizations. In the operating system market, some of our competitors include Hewlett-Packard, IBM, Microsoft and Sun. Operating systems such as Linux and Microsoft's Windows Server are aggressively pursuing the current UNIX operating system market and have taken significant market share from our UNIX business. We are also in the process of asserting our copyrights and contractual rights related to our UNIX source code and derivative works that have been integrated into Linux.

        We believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability and breadth of hardware compatibility. However, many of our competitors are significantly larger than we are and have greater access to funding, technical expertise, marketing, and research and development. In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining significant market share.

        The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. If this trend continues, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our SCOsource initiatives and in particular any lawsuit against end users violating our intellectual property and contractual rights.

Products and Services

        OpenServer.    OpenServer is our UNIX-based legacy offering. Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments. We continue to aggressively support existing users of OpenServer, keeping the operating system current with hardware platforms available in the market. The latest release, OpenServer 5.0.7, began shipping in February 2003.

        UnixWare.    UnixWare is an advanced deployment platform for industry standard Intel processor systems. UnixWare is a foundation for solutions where proven scalability, reliability and affordability are critical. UnixWare includes enhancements and refinements to the UNIX platform, representing significant added value for existing UnixWare customers. The latest release, UnixWare 7.1.3, began shipping in December 2002.

        Technical Support Services.    We provide a full range of pre and post sale technical support for all of our products, primarily focusing on OpenServer and UnixWare.

        We also provide technical support to all our partners, including resellers, hardware and software vendors and solution providers, as well as directly supporting our end-user customers. Our partners have the option to direct their customers to us for technical support or to provide first-level customer support themselves and utilize our technical expertise for second-tier support.

        Technical support services include a range of options from single incident email and telephone support to dedicated "enterprise" level support agreements. Customers seeking additional technical support directly from us may enter into service agreements that best suit their needs.

        Professional Consulting and Custom Development Services.    Our UNIX consulting services include project management, software development and programming, migration tools and services, development of customized operating systems, as well as assisting customers with modernizing and integrating legacy applications with web services. We assist our end-user customers and solution providers in planning, creating, implementing and deploying business application solutions.

Strategic Alliances

        We have business alliances with a number of key global industry partners. These relationships encompass product integration, two-way technology transfers, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education. The objectives of these partnerships include providing complete hardware and software UNIX solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating demand for our products.

        We also have alliances with numerous solution providers who write and develop custom applications to run on UNIX operating systems. Most of our small business customers that cannot afford high-end solutions or an information technology staff rely on one of our channel partners for these services. We also intend to expand our relationships with key partners in certain vertical markets such as retail, medical and manufacturing/accounting where our UNIX operating systems have an existing presence. Our efforts to maintain or expand industry partnerships may be adversely impacted by our SCOsource initiatives, particularly any lawsuit against end users violating our intellectual property and contractual rights.

Sales and Marketing

        Our UNIX sales and marketing or field operations are organized by geographic area: our Americas division and our International division. Each division includes a sales organization, field marketing, pre and post sales technical support, and local professional services personnel.

        Americas.    The Americas team has field sales and support personnel located around the United States, Latin America and Canada. This region delivered approximately 55 percent of the total UNIX revenue for fiscal year 2003. The sales team is organized into Area Sales Managers ("ASMs"), who each manage a specific geographic area and support our channel partners as well as service our corporate account customer base, including OEM partners. ASMs have the following specific roles:

  •
  Channel Sales—ASMs manage our relationships with our resellers and vertical solution providers. Resellers sell numerous solutions to small business customers in their geographic territory. Vertical solution providers provide bundled applications to specific vertical markets, which include retail point of sale, manufacturing, accounting and medical/pharmaceutical. Many of our resellers and vertical solution providers purchase operating system platform products directly from us. In order to efficiently support the thousands of smaller resellers and vertical solution providers, we contract with several major distributors in a two-tier distribution model.

  •
  Corporate Sales—ASMs also sell directly to our major corporate accounts with branch offices or franchisees and other large corporations. Typically, these customers have an existing suite of third-party or internally developed applications designed to run on our dependable and scalable OpenServer or UnixWare operating systems. In many cases, our operating system and the application are then deployed in an identical fashion across thousands of branch offices or franchisees.

        International.    Our International division is headquartered in Dublin, Ireland. This region delivered the remaining 45 percent of our UNIX revenue for fiscal year 2003 and includes EMEA ("Europe, the Middle East and Africa") and Asia Pacific. Our International division includes sales, support and marketing teams in all major countries and territories, including the United Kingdom, Germany, France, Italy, Spain, Korea, India, Japan, Australia and Taiwan.

        The country sales teams perform the same functions as the Americas sales team, including channel sales, corporate account sales and OEM sales. In the International division, particularly in smaller countries such as Spain, one sales representative will manage both channel and major account sales within that country. The International division also uses local distributors in each location to process all channel orders.

        We consider our indirect sales channel one of our most valuable assets. In addition to the current revenue produced by our resellers, these partners are valuable for the influence they possess on the purchasing decisions of small businesses. Our resellers are often not only the primary point of contact for their small businesses customers' purchasing decisions, but their customer's outsourced information technology department. The reach of our network of resellers into the small business community is broad as evidenced by the base of approximately two million installed servers running various versions of our OpenServer and UnixWare operating systems. A critical key to our future success will depend in part on our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers.

        Our marketing efforts support our sales and distribution efforts, promotions and product introductions, and include marketing development funds to promote our UNIX products. Pull marketing is focused on branding, solutions, advertising, tradeshows, press releases, white papers and marketing literature. In particular, our marketing strategy consists of:

  •
  branding SCO through public relations announcements and advertising;

  •
  creating an effective partner program to generate brand awareness and promote our products; and

  •
  increasing public awareness through speaking engagements at strategic tradeshows and conferences and participating in technology forums.

        Information regarding financial data by geographic segment and long-lived assets is set forth in Part II, Item 8 of this Form 10-K in the notes to consolidated financial statements.

Software Engineering and Development

        We have undertaken an initiative to maintain our UNIX operating systems while at the same time gaining operational efficiencies where possible. We are modernizing our UNIX technology with the requirements to maintain system reliability, maintain backward compatibility, increase application support, provide broad hardware support, better integrate widely-used internet applications, improve usability, and increase system performance. While we believe that these product enhancements will extend the life and improve the functionality of our UNIX products, they will not result in significant revenue increases in the short-term due to the long adoption cycle for new operating system purchases and the length of our operating system product sales cycle.

        Technology trends in the central processing unit ("CPU") market have enabled our 32-bit operating systems and associated applications to run on 64-bit hardware. These developments have significantly reduced the entry cost into the 64-bit market which will allow us to assign a limited but skilled amount of resources to develop a 64-bit version of our operating system technology. Our objective in making this investment is to provide our current and new customers a long-term product roadmap that will provide them a seamless upgrade path to 64-bit computing that is no more difficult than a standard 32-bit operating system upgrade. We expect this investment to provide future returns as we give customers confidence in their commitment to our technologies.

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

SCOsource Business

Background

        We acquired our rights relating to the UNIX source code and derivative works and other intellectual property rights when we purchased substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, Inc. in May 2001. The Santa Cruz Operation (now known as Tarantella, Inc.) had previously acquired such UNIX source code and other intellectual property rights from Novell in September 1995, which were initially developed by AT&T Bell Labs. Through this process, we acquired all UNIX source code, source code license agreements with thousands of UNIX vendors, all UNIX copyrights, all claims for violation of the above mentioned UNIX licenses and copyrights and other claims, and the control over UNIX derivative works. The UNIX licenses we obtained have led to the development of several proprietary UNIX-based operating systems, including but not limited to our own UnixWare and OpenServer products, Sun's Solaris, IBM's AIX, SGI's IRIX, Hewlett-Packard's UX, Fujitsu's ICL DRS/NX, Siemens' SINIX, Data General's DG-UX, and Sequent's DYNIX/Ptx. These operating systems are all derivatives of the original UNIX source code owned by us.

        The success of our SCOsource business depends on our ability to protect our proprietary UNIX source code as well as our copyrights and other intellectual property rights. To protect our proprietary rights, we rely primarily on a combination of copyright laws, contractual rights and a detailed legal strategy. We have dedicated internal personnel and other resources to our SCOsource business and intend to dedicate additional SCOsource sales personnel in fiscal year 2004.

        In January 2003, we commenced our first SCOsource initiative in which, as described in more detail below, we began reviewing the status of our existing UNIX license agreements with UNIX vendors and to identify those in the software industry that may be using our intellectual property without obtaining the necessary licenses. As part of this process, we became aware that parts of our proprietary UNIX source code and derivative works have been included in the Linux operating system without attribution or our authorization in violation of our intellectual property rights. To respond to this concern, we have instigated additional SCOsource initiatives related to end users of Linux, which are described in more detail below. Additionally, we filed a complaint against IBM in March 2003 alleging that IBM breached its license agreement with us related to its efforts to promote and support the Linux operating system. We describe our legal action against IBM in more detail below under Part I, Item 3 of this Form 10-K.

SCOsource Initiatives

        Reviewing and Evaluating Existing UNIX Licenses.    As mentioned above, in January 2003, we began reviewing the status of our existing UNIX license agreements with UNIX vendors. This review is continuing and we will continue to expand our efforts in fiscal year 2004. During fiscal year 2003, we entered into two significant license agreements. The first of these licenses was with Sun, a long-time UNIX licensee and a major participant in the UNIX industry. The second license was to Microsoft and covers Microsoft's UNIX compatible products, subject to certain specified limitations. The Sun and Microsoft license agreements accounted for $25,846,000 of our revenue in fiscal 2003, representing approximately 33 percent of our total revenue for such period.

        Warning Letters to Linux End Users.    In response to our belief that parts of our UNIX source code and derivative works have been inappropriately included in the Linux operating system, in May 2003, we sent letters to approximately 1,500 large corporations notifying them that using the Linux operating system may violate our asserted intellectual property rights. Subsequently, we began contacting Linux end users about their use of Linux, and in December 2003, we began sending additional letters to selected Fortune 1000 Linux end users specifically asserting that using the Linux operating system in a commercial setting violates our rights under the United States Copyright Act, including the Digital Millennium Copyright Act, because certain copyrighted application binary interfaces, or "ABI Code," have been copied from our copyrighted UNIX code base and derivative works and contributed to Linux without proper authorization and without copyright attribution. In the letter we also warned Linux end users that we intend to take appropriate actions to protect our rights and that they may not use our copyrighted code except as authorized by us.

        Linux End User Intellectual Property ("IP") License Initiative.    In August 2003, we first offered to Linux end users our IP license in the United States and recently began offering the license in countries outside the United States. The license permits the use of our intellectual property, in binary form only, as contained in the Linux operating system. By purchasing the license, customers will properly compensate us for our UNIX intellectual property as currently found in Linux.

        Requiring UNIX Licensees to Certify Full Compliance with License Agreements.    Beginning in December 2003, we began delivering written notice to a large number of our UNIX licensees that they must certify in writing to us that they are in full compliance with their license agreements, including certification that they are not using our proprietary UNIX code and derivative works in Linux, have not allowed unauthorized use of our licensed UNIX by their employees or contractors and have not breached confidentiality provisions relating to licensed UNIX code.

Intellectual Property Protection Generally

        Our SCOsource initiatives rely primarily on a combination of contract rights, copyright laws and a detailed legal strategy. We also require that our employees and consultants sign confidentiality and nondisclosure agreements. We also regulate access to, and distribution of, our documentation and other proprietary information.

        We cannot guarantee the success of our SCOsource initiatives and other efforts to protect our intellectual property rights, but we will continue to seek to enforce and pursue these rights through public awareness and the legal system, if necessary. Additionally, we cannot be certain that we will succeed in preventing the future misappropriation of our copyrights or that we will be able to prevent the unauthorized use of our technology in the future.

Current Status and Strategy

        In fiscal 2004, we will continue to pursue our SCOsource initiatives. We will continue to review and evaluate our UNIX license agreements and pursue large vendor contracts similar to those completed in fiscal year 2003 with Sun and Microsoft. Additionally, we will further pursue our SCOsource IP license initiative with end users of Linux. To accomplish this objective, we plan to increase our SCOsource sales team in fiscal year 2004, and may also make the SCOsource IP license available through select SCO resellers.

        In an effort to reinforce our ownership rights in UNIX, we brought suit against Novell on January 20, 2004 for slander of title seeking relief for, among other things, Novell's alleged bad faith efforts to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products. We also plan to continue to pursue our litigation against IBM, and have announced that we expect in the near term to commence our first legal action against an end user violating our intellectual property and contractual rights.

Employees

        As of October 31, 2003, we had a total of 300 employees. Of the total employees, 75 were in product development, 86 in sales, 28 in marketing, 35 in customer service and technical support, 16 in customer delivery, five in SCOsource and 55 in administration. From time to time, we also engage independent contractors to support our professional services, product development, sales and marketing organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. In general, we believe our relations with our employees are good.

Item 2. Properties

        We are headquartered in Lindon, Utah, where we lease administrative, sales and marketing and product development facilities. We lease additional facilities for administration, sales and marketing, product development and distribution in Santa Cruz, California, Murray Hill, New Jersey and Dublin, Ireland. The leases for our facilities expire at various dates through 2009.

        Our international field operations occupy leased facilities in China, France, Japan, Germany, India, Italy, Korea, Spain, and the United Kingdom among others. We believe that our existing facilities are adequate to meet current business and operating requirements and that additional office space will be available to meet our needs if required.

Item 3. Legal Proceedings

  IBM

        On or about March 6, 2003, we filed a complaint against IBM. This action is currently pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. vs. International Business Machines Corporation, Civil No. 2:03CV0294. The complaint includes claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition. The complaint also alleges that IBM obtained information concerning the UNIX source code and derivative works from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system. As a result of IBM's breach of contract and unfair competition and the marketplace injury sustained by us, we are requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial. On or about June 13, 2003, we provided IBM with notice that IBM's UNIX license agreement with us that underlies IBM's AIX software was terminated.

        On or about June 16, 2003, we filed an amended complaint in the IBM case. The amended complaint essentially restates and re-alleges the allegations of the original complaint and expands on those claims in several ways. Most importantly, the amended complaint raises new allegations regarding IBM's actions and breaches through the products and services of Sequent Computer Systems, Inc. ("Sequent"), which IBM acquired. We allege that IBM breached the Sequent agreement in several ways similar to those set forth above and we seek damages for those breaches. We are also seeking injunctive relief on several claims.

        IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial. We have filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.

        In its counterclaim, as amended on September 25, 2003, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community. In addition, IBM asserts we have breached the GNU General Public License and have infringed certain patents held by IBM. IBM's counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, copyright infringement and patent infringement. Discovery is ongoing in the case. We intend to vigorously defend these counterclaims.

Red Hat

        On August 4, 2003, Red Hat filed a complaint against us. The action is currently pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No 03-772. Red Hat asserts that the Linux operating system does not infringe our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel, and disparagement.

        On or about September 15, 2003, we filed a motion to dismiss the Red Hat complaint. The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement. The motion to dismiss further asserts that Red Hat's claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity. Red Hat has filed an opposition to our motion to dismiss, but the court has not ruled on the motion. We intend to vigorously defend this action.

Novell

        On January 20, 2004, we filed suit against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products. The case is currently pending in the Third Judicial District Court, Salt Lake County, State of Utah, under the caption The SCO Group, Inc. v. Novell, Inc., Case No. 040900936. Novell has not yet responded to our complaint.

        Among our allegations in the suit against Novell, we allege that Novell has improperly filed copyright registrations in the United States Copyright Office for UNIX technology covered by our copyrights and has made false and misleading public claims that it, and not our company, owns the UNIX and UnixWare copyrights. We also allege that Novell has made false statements with the intent to cause customers and potential customers to not do business with us and has attempted, in bad faith, to block our ability to enforce our copyrights. Additionally, we allege that Novell's false and misleading representations that it owns the UNIX and UnixWare copyrights have caused us irreparable harm to our copyrights, our business, and our reputation.

        In the lawsuit, we request preliminary and permanent injunctive relief as well as damages. The injunction would require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights, and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

IPO Class Action Matter

        We are an issuer defendant in a series of class action lawsuits filed in the United States District Court for the Southern District of New York, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding ("MOU") with the intent of settling the dispute between the plaintiffs and the issuers. We have executed this MOU and have been advised that almost all (if not all) of the issuers have elected to proceed under the MOU. The MOU is still subject to court approval and the preparation of appropriate settlement documents. If the settlement is approved by the court and settlement agreements can be entered into by the parties, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to our company and its individuals.

Other Matters

        In April 2003, a former Indian distributor of ours filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that we trade in India only through the distributor until the claim is paid. The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that we are responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. Discovery is ongoing in this case and initial hearings have been held. We intend to vigorously defend this action.

        We are party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from our SCOsource initiative. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Market Price of Our Common Stock

        Our common stock initially traded on the Nasdaq National Market beginning in March 2000, but has been traded on the Nasdaq SmallCap Market since February 2003. In September 2002, we changed our trading symbol from "CALD" to "SCOX." The table below sets forth the range of high and low closing prices (as adjusted for the four-for-one reverse split that occurred during March 2002) of our common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable, for the last two years.

	SCO Common Stock
	High	Low
Fiscal Year 2003
Quarter ended January 31, 2003	$1.70	$1.22
Quarter ended April 30, 2003	3.27	1.09
Quarter ended July 31, 2003	14.84	3.21
Quarter ended October 31, 2003	20.50	9.29
Fiscal Year 2002
Quarter ended January 31, 2002	$6.12	$1.12
Quarter ended April 30, 2002	3.32	0.90
Quarter ended July 31, 2002	1.15	0.60
Quarter ended October 31, 2002	2.78	1.29

        On January 27, 2004, the closing sales price for our common stock as reported by the Nasdaq SmallCap Market was $15.70. As of January 27, 2004, there were 347 holders of common stock of record.

Dividend Policy

        We have not historically declared or paid any cash dividends on shares of our common stock and plan to retain our future earnings, if any, to fund the development and growth of our business. However, dividends will begin to accrue on the outstanding shares of our Series A Convertible Preferred Stock after the first anniversary of the October 16, 2003 closing of our $50,000,000 private placement of such shares and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. We will have the flexibility to pay these dividends in cash or additional shares of Series A Convertible Preferred Stock, subject to certain limitations.

Recent Sales of Unregistered Securities

        On October 16, 2003, we issued 50,000 shares of our Series A Convertible Preferred Stock to two institutional investors for an aggregate cash offering price of $50,000,000 in connection with a private placement offering. Our net proceeds from the sale of shares of Series A Convertible Preferred Stock were $47,740,000, which included the payment of a $2,000,000 commission to Morgan Keegan & Company, Inc., our financial advisor for this financing transaction.

        The Series A Convertible Preferred Stock is convertible into shares of our common stock at an initial conversion price of $16.93 per share (which may be adjusted for stock splits, stock dividends or similar occurrences in the future). The holders of the Series A Convertible Preferred Stock have the right to convert their preferred shares into shares of common stock any time at their option, provided they convert enough preferred shares to receive at least 100,000 shares of common stock and subject to certain other limitations. Additionally, we may force conversion of the outstanding shares of Series A Convertible Preferred Stock at any time the market price of our common stock exceeds 150 percent of the then prevailing conversion price per share for 20 consecutive trading days, provided that we satisfy certain other requirements.

        We sold the unregistered, restricted shares of Series A Convertible Preferred Stock in our private placement in reliance on the exemptions from registration provided by Section 4(2) of, and Rule 506 of Regulation D under, the Securities Act of 1933, as amended, as a transaction not involving a public offering. In connection with the issuance:

  •
  each of the two participating institutional investors represented that (i) it was an accredited investor as that term is defined in Regulation D under the Securities Act, (ii) that the securities it acquired cannot be resold without registration under the Securities Act, except in reliance upon an exemption there from, and (iii) it intended to acquire the securities for investment only and not with a view to the distribution thereof; and

  •
  we did not engage in any general solicitation or advertisement for the issuance, and we affixed appropriate legends to the certificates representing the shares of Series A Convertible Preferred Stock issued in the transaction.

Equity Compensation Plans

        We maintain our 1998 Stock Option Plan, our 1999 Omnibus Stock Incentive Plan, our 2002 Omnibus Stock Incentive Plan, and our 2000 Employee Stock Purchase Plan. We are no longer granting awards under the 1998 Stock Option Plan, which was superseded by the 1999 Omnibus Stock Incentive Plan.

        The following table provides information about equity awards under each of our equity compensation plans as of October 31, 2003, (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	3,661	$3.74	811(1	)(2)

(1)
The 2002 Omnibus Incentive Plan incorporates an evergreen formula pursuant to which on each November 1, the aggregate number of shares reserved for issuance under the 2002 Plan will increase by a number of shares equal to three percent of the outstanding shares on the day preceding (October 31). The ESPP incorporates an evergreen formula pursuant to which on November 1 of each year the aggregate number of shares reserved for issuance under the ESPP will increase by a number of shares equal to one percent of the outstanding shares on the day preceding (October 31).

(2)
Of these shares, 801,000 shares remain available for purchase under the ESPP.

Item 6. Selected Financial Data

        The following selected financial data set forth below should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K. The selected statement of operations data for the years ended October 31, 2003, 2002 and 2001 and the selected balance sheet data as of October 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes in this Form 10-K. The selected statement of operations data for the years ended October 31, 2000 and 1999 and the selected balance sheet data as of October 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$79,254	$64,241	$40,441	$4,274	$3,050
Gross margin	59,332	45,925	25,518	253	124
Income (loss) from operations	3,436	(24,176)	(133,636)	(31,999)	(9,103)
Net income available (loss applicable) to common stockholders	5,304	(24,877)	(131,357)	(39,176)	(9,367)
Basic net income (loss) per common share	$0.43	$(1.93)	$(10.92)	$(4.76)	$(2.04)
Diluted net income (loss) per common share	$0.34	$(1.93)	$(10.92)	$(4.76)	$(2.04)
Weighted average basic common shares	12,261	12,893	12,024	8,231	4,614
Weighted averaged diluted common shares	15,679	12,893	12,024	8,231	4,614
	As of October 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$64,428	$6,589	$20,541	$36,560	$122
Working capital (deficit)	37,168	(6,332)	14,401	88,680	678
Total assets	94,952	37,406	74,859	107,518	3,714
Long-term liabilities	508	1,625	5,925	—	6
Series A redeemable preferred stock	29,671	—	—	—	—
Total stockholders' equity	19,516	8,177	34,604	102,215	1,516

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "intends," "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements and Factors That May Affect Future Results and Financial Condition" and the subsection entitled "Risk Factors" below under Part II, Item 7A of this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal year ended October 31, 2003. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        Historical Background.    We originally incorporated as Caldera Systems, Inc., a Utah corporation ("Caldera Systems"), on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, we completed an initial public offering of our common stock. On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, (now known as Tarantella, Inc.). In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc. Our operating results for fiscal year 2001 include the results of Caldera Systems for the period of November 1 through May 6 and include the results of Caldera International (which included the acquired operations of the server and professional services groups from The Santa Cruz Operation) from May 7 through October 31. On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.

        Recent Developments.    During fiscal year 2003, we launched our SCOsource intellectual property initiatives and brought a lawsuit against IBM. We disclose our lawsuit against IBM and its current status in more detail above under Part 1, Item 3 of this Form 10-K. On January 20, 2004, we brought suit against Novell, Inc. for slander of title seeking relief for Novell's alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products. We disclose our lawsuit against Novell in more detail above under Part I, Item 3 of this Form 10-K.

        During fiscal year 2003, we increased our cash balance as a combined result of improved operations in our core UNIX business and license fees generated from our SCOsource initiatives. To further strengthen our competitive position, allow for investment in our UNIX business and pursue our intellectual property protection strategy, we issued 50,000 shares of our Series A Convertible Preferred Stock and raised net proceeds of $47,740,000. We believe that our cash and equivalents balance as of October 31, 2003 of $64,428,000 will be adequate for us to execute our current UNIX business strategy as well as to continue to pursue our intellectual property claims. Our operating strategy for fiscal year 2004 includes strengthening our core UNIX business by investing in our UNIX technology as well as pursuing our SCOsource licensing initiatives to protect our rights in the UNIX source code and our other intellectual property.

Business Focus

        We generate revenue primarily from two sources: product and services revenue from our UNIX operating systems business and license fees from our SCOsource licensing business.

        UNIX Business.    Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running on Intel architecture. Our largest source of UNIX business revenue is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers. We have local offices in a number of countries that provide support and services to customers and resellers in that geographic area. The other principal channel for selling and marketing our UNIX products is through major corporations that have a large number of replicated sites or franchisees. We access these corporations through their information technology or purchasing departments with our Area Sales Managers in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to OEMs through our direct sales team in the United States and our reseller channel in countries outside the United States. Until fiscal year 2003, the majority of our revenue and our operating expenses were derived from our UNIX business.

        The revenue derived from our UNIX business was $53,408,000, $64,241,000 and $40,441,000 for fiscal years ended 2003, 2002 and 2001. The revenue from this business has been declining in each of the last four years primarily as a result of increased competition from alternative operating systems, particularly Linux, lower information technology spending and the general economic slowdown. In our results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue. Our deferred revenue balance has declined from $10,056,000 as of October 31, 2002 to $5,501,000 as of October 31, 2003, and this decline in deferred revenue may continue into future quarters, which may have a negative impact on our operating system platform products revenue. Our future operating system platform revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams. If we are unable to continue to generate positive cash flow and profitable operations, our operations may be adversely impacted.

        The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights. Our SCOsource initiatives, particularly lawsuits against such end users, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in our UNIX products and services revenue.

        In an effort to offset this decrease in UNIX revenue, we have significantly decreased our operating costs and increased our gross margin over the last three fiscal years. Operating costs have decreased from $159,154,000 in fiscal year 2001 to $70,101,000 in fiscal year 2002 to $55,896,000 in fiscal year 2003. We have reduced the number of employees and eliminated redundant facilities while still preserving our worldwide infrastructure. Our gross margin percentage from our UNIX business has increased from 63 percent in fiscal year 2001, to 71 percent in fiscal year 2002 to 80 percent in fiscal year 2003. We have accomplished this by reducing excess manufacturing and overhead costs, reducing our third-party royalty and technology costs and decreasing the number of employees in our services organization.

        An important initiative for our UNIX business for the 2004 fiscal year will be to maintain the level of investment in and commitment to our UNIX operating systems. As part of this initiative, we intend to increase our research and development costs for fiscal year 2004 and provide our OpenServer and UnixWare products with increased system reliability, maintain backward compatibility with existing applications and software, provide increased application support, provide additional hardware support, integrate widely-used internet applications and increase system performance. These enhancements will not have a direct impact on our short-term UNIX revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle.

        SCOsource Business.    Over the last fiscal year, we became aware that our UNIX code and derivative works had been inappropriately included in the Linux operating system. We believe the inclusion of our UNIX code and derivative works in Linux has been a major contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system, only minimal fees, if any, for service and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

        To offset the decline in our UNIX business and review the status of our UNIX licensing and sublicensing agreements, we initiated our SCOsource licensing initiatives in January 2003. This effort resulted in the execution of two significant license agreements during fiscal year 2003 and generated $25,846,000 in SCOsource business revenue.

        Our future success with our SCOsource initiatives and future revenue from SCOsource licenses will depend on our ability to protect our UNIX intellectual property. We will continue to devote resources to our SCOsource initiatives, and we expect legal fees and other SCOsource related costs will substantially increase in fiscal year 2004. In addition to pursuing large vendor licensing contracts similar to those executed in fiscal year 2003, we are implementing an IP licensing campaign to Linux end users. This IP licensing effort will allow Linux end users to continue to use our UNIX source code and derivative works found in Linux. We have announced worldwide availability of the IP license and plan to significantly increase our SCOsource sales team in fiscal 2004 to implement these licensing strategies.

        Because of the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue. This uncertainty represents a significant risk and challenge for us, both in the short and long term. If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter. Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future. Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux. We do not expect significant SCOsource revenue in the first quarter of fiscal year 2004, but anticipate that revenue from vendor licenses and IP licenses will increase throughout fiscal year 2004.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We base our estimates on historical experience, current trends, future projections and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

        Our critical accounting policies and estimates include the following:

  •
  Revenue recognition;

  •
  Deferred income taxes and related valuation allowances;

  •
  Fair value of derivative financial instrument;

  •
  Impairment of long-lived assets; and

  •
  Allowances for doubtful accounts.

        Revenue Recognition.    We recognize revenue in accordance with Statement of Accounting Position ("SOP") 97-2, as amended, and Staff Accounting Bulletin ("SAB") 104. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions. We recognize products revenue and SCOsource revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users. We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales.

        The majority of our revenue transactions relate to product sales only. On occasion we have revenue transactions that include multiple elements (i.e., delivered and undelivered elements including maintenance, support and other services). For invoices or contracts involving multiple elements we allocate revenue to each component of the contract based on objective evidence of its fair value. The fair value of each element is based on amounts charged when such elements are sold in separate transactions. We recognize revenue allocated to undelivered products when the criteria for revenue recognition set forth above have been met.

        Estimates used in our revenue recognition include the determination of credit-worthiness and verification of sales-out reporting to end users through our two-tier distribution channel. To the extent these estimates were inaccurate; our recognized revenue would be adversely impacted and would harm our results of operations. Additionally, if our business conditions change or our revenue contracts begin to contain more multiple elements, our future revenue recognition in future periods may be impacted as a larger component of revenue may be deferred. As of October 31, 2003, our deferred revenue balance was $5,501,000 and related primarily to product maintenance and support contracts.

        Deferred Income Taxes and Related Valuation Allowance.    The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings and other future events, the effects of which cannot be determined. We have provided a valuation allowance of $52,908,000 and $50,317,000 against our entire net deferred tax asset as of October 31, 2003 and 2002. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.

        Fair Value of Derivative Financial Instrument.    On October 16, 2003, we issued 50,000 shares of our Series A Convertible Preferred Stock for $1,000 per share. The net proceeds from the sale of the preferred stock were $47,740,000. The terms of the preferred stock include conversion and a number of redemption provisions that represent a derivative financial instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We determined that the conversion feature allowing the holders of the preferred stock to acquire common shares is an embedded derivative financial instrument that does not qualify as a scope exemption under the provisions of Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock."

        As of October 16, 2003, through the assistance of an independent valuation firm, we determined the initial fair value of the derivative was $18,069,000 and the value of the preferred stock was $29,671,000. We were required to account for the conversion feature as an embedded derivative since the preferred stock instrument did not entitle the holders to equity features such as voting rights and board representation. Significant estimates used by management in the valuation of the preferred stock included an expected term of three years, a yield rate for the security of 15 percent and the value of our common stock of $19.89 on the date the preferred stock transaction closed. As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as other income in our consolidated statement of operations for fiscal year 2003.

        To account for the derivative, we will mark-to-market its value at each balance sheet date and will include in our consolidated statement of operations any changes in value as a component of other income or expense. Changes in the value of the derivative may be significant, as the value of our common stock at each balance sheet date will have a significant impact on the value of the derivative. For example, an increase in the value of our common stock by $1.00 may require us to record an expense of approximately $1,000,000, and, conversely, a decrease in our common stock by $1.00 may require us to record income of approximately $1,000,000. Additionally, had different estimates been used in the valuation of the derivative, the valuation results could have been materially different than reported, which would have impacted our results of operations.

        Impairment of Long-lived Assets.    We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

        We performed an impairment analysis, utilizing a valuation of our goodwill as of October 31, 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that the goodwill reported in the accompanying consolidated balance sheets is not impaired.

        Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value. If the operating trends for our UNIX business continue to decline or the value of our common stock were to significantly decrease, we may be required to record an impairment charge in a future period related to their carrying value of our long-lived assets.

        Allowance for Doubtful Accounts.    We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout fiscal years 2003, 2002 and 2001. Our allowance for bad debts based on our historical experience and specific review as of October 31, 2003, was $230,000. Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

        The acquisition of substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, which was completed in May 2001, significantly increased our revenue and operating expenses. Results for fiscal year 2001 are not directly comparable to fiscal years 2003 and 2002 because the operating results of the server and professional services groups acquired from The Santa Cruz Operation are only included in our consolidated statement of operations for the last two quarters of fiscal year 2001.

        The following table presents our results of operations for the fiscal years ended October 31, 2003, 2002 and 2001:

	Years Ended October 31,
	2003	2002	2001
	(In thousands)
Statement of Operations Data:
Revenue:
Products	$45,028	$52,975	$33,878
SCOsource licensing	25,846	—	—
Services	8,380	11,266	6,563

Total revenue	79,254	64,241	40,441

Cost of revenue:
Products	4,405	7,558	6,966
SCOsource licensing	9,163	—	—
Services	6,354	10,758	7,957

Total cost of revenue	19,922	18,316	14,923

Gross margin	59,332	45,925	25,518

Operating expenses:
Sales and marketing	24,392	29,554	33,858
Research and development	11,012	17,558	16,761
General and administrative	6,230	9,307	9,257
Restructuring charges	498	6,728	3,130
Amortization of goodwill and intangibles	3,190	2,853	10,664
Loss on disposition and impairment of long-lives assets	164	1,796	73,700
Write-off of investments	250	1,180	8,309
Stock-based compensation	1,204	1,125	1,373
Compensation to law firms	8,956	—	—
In-process research and development	—	—	1,500
Cost-sharing arrangement with The Santa Cruz Operation	—	—	602

Total operating expenses	55,896	70,101	159,154

Income (loss) from operations	3,436	(24,176)	(133,636)

Equity in losses of affiliates	(62)	(50)	(648)
Other income (expense), net	2,827	(168)	3,505
Provision for income taxes	(774)	(483)	(578)

Net income (loss)	$5,427	$(24,877)	$(131,357)

Fiscal Years Ended October 31, 2003, 2002 and 2001

Revenue

	2003	Change	2002	Change	2001
Revenue	$79,254,000	23%	$64,241,000	59%	$40,441,000

        Revenue for fiscal year 2003 increased by $15,013,000, or 23 percent, from fiscal year 2002 and this increase was primarily attributable to license fees generated from our SCOsource licensing initiatives offset by decreases in UNIX products and services revenue. Revenue for fiscal year 2002 increased by $23,800,000, or 59 percent, over fiscal year 2001 and this increase was primarily attributable to a full year of acquired operations from the server and professional services groups acquired from The Santa Cruz Operation.

        Revenue generated from our UNIX operating divisions (Americas and International) and SCOsource division was as follows:

	2003	Change	2002	Change	2001
Americas revenue	$29,175,000	(12%)	$32,973,000	56%	$21,103,000
Percent of total revenue	37%		51%		52%
International revenue	24,124,000	(23%)	31,268,000	62%	19,338,000
Percent of total revenue	30%		49%		48%
SCOsource revenue	25,846,000	n/a	—	n/a	—
Percent of total revenue	33%		—		—
Other revenue	109,000	n/a	—	n/a	—
Percent of total revenue	0%		—		—

        The decrease in revenue from our International division for the 2003 fiscal year compared to prior periods was primarily related to the negative impact of the slowing European economy as well as from increased competition from other operating system products, particularly Linux, in Europe and Asia. We anticipate for fiscal year 2004 that UNIX revenue generated in the Americas and the International divisions will be lower than revenue generated in fiscal year 2003 and that the percentage split between these two UNIX divisions will be generally consistent with that in fiscal year 2003. Our UNIX product and services revenue may be lower than currently anticipated if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors. This may occur as a result of our SCOsource initiatives and in particular as a result of any lawsuits we may bring against end users violating our intellectual property and contractual rights.

Products Revenue

	2003	Change	2002	Change	2001
Products revenue	$45,028,000	(15%)	$52,975,000	56%	$33,878,000
Percent of total revenue	57%		82%		84%

        Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs. We rely heavily on our two-tier distribution channel for approximately 50 percent of our products revenue in the Americas and approximately 90 percent of our revenue in our International division, and any disruption in our distribution channel could have an adverse impact on future revenue.

        The decrease in products revenue in fiscal year 2003 as compared with fiscal year 2002 was attributable to decreased sales of OpenServer and UnixWare products primarily resulting from increased competition in the operating system market, particularly Linux, and from a decrease in information technology spending and the worldwide economic slowdown. This impact was felt in all of our distribution channels and we believe that this competition from Linux will continue in future periods. The increase in product revenue in fiscal year 2002 over fiscal year 2001 was primarily attributable to revenue from a full year's sales of OpenServer and UnixWare products acquired as part of the acquisition of the server and professional services groups from The Santa Cruz Operation. We recognized OpenServer and UnixWare revenue only in the final two quarters of fiscal year 2001.

        Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	2003	Change	2002	Change	2001
OpenServer revenue	$22,162,000	(24%)	$29,108,000	77%	$16,464,000
Percent of products revenue	49%		55%		49%
UnixWare revenue	14,083,000	(0%)	14,154,000	58%	8,970,000
Percent of products revenue	31%		27%		26%
Other products revenue	8,783,000	(10%)	9,713,000	15%	8,444,000
Percent of products revenue	20%		18%		25%

SCOsource Licensing Revenue

	2003	Change	2002	Change	2001
SCOsource licensing revenue	$25,846,000	n/a	$—	n/a	$—
Percent of total revenue	33%		—		—

        SCOsource licensing revenue was $25,846,000 for fiscal year 2003 as compared to no revenue from this source for fiscal years 2002 and 2001. This revenue is the result of our SCOsource initiatives, including our intellectual property licensing program, launched in January 2003. We initiated SCOsource for the purpose of protecting our intellectual property rights in our UNIX source code and derivative works. The SCOsource licensing revenue in fiscal year 2003 represents fees associated with vendor licenses entered into during the fiscal year from Sun and Microsoft. In fiscal year 2004, we anticipate continued revenue from our SCOsource activities in the form of vendor licenses and IP licenses, and that this revenue will be minimal in our first quarter of fiscal year 2004 and increase in future quarters. However, we are unable to predict the amount and timing of revenue from our SCOsource initiatives for future periods because of our lack of historical experience with this revenue source.

Services Revenue

	2003	Change	2002	Change	2001
Services revenue	$8,380,000	(26%)	$11,266,000	72%	$6,563,000
Percent of total revenue	11%		18%		16%

        Services revenue consists primarily of annual and incident support fees, engineering services fees, professional services and education fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue in fiscal year 2002, compared to fiscal year 2003 of $2,886,000 was in part due to a decrease in professional services resulting from a decrease in the demand for our custom enterprise-level projects as well as from a decrease in our support services, engineering services and team services agreements. The increase in services revenue in fiscal year 2002 over fiscal year 2001 was primarily attributable to a full year of revenue in fiscal year 2002 generated by the support and professional services groups acquired from The Santa Cruz Operation which generated services revenue for us only in the final two quarters of fiscal year 2001.

        The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as the renewal of certain annual support and services agreements from existing UNIX customers.

Cost of Products Revenue

	2003	Change	2002	Change	2001
Cost of products revenue	$4,405,000	(42%)	$7,558,000	8%	$6,966,000
Percentage of products revenue	10%		14%		21%

        Cost of products revenue includes primarily overhead costs, manufacturing costs, royalties to third-party vendors and technology costs. Cost of products revenue decreased by $3,153,000 in fiscal year 2003 compared to fiscal year 2002. This decrease was primarily attributable to reduced overhead and manufacturing costs resulting from our cost reduction efforts, decreased royalties to third party vendors and lower amortized technology costs. Cost of products revenue increased by $592,000 in fiscal year 2002 compared to fiscal year 2001 primarily because of a full year of costs in fiscal year 2002 resulting from the acquired operations from The Santa Cruz Operation. These costs for the full year were partially offset by our initial undertaking to eliminate duplicate costs in manufacturing overhead.

        For fiscal year 2004, we expect our cost of products revenue to be slightly less than in fiscal year 2003.

Cost of SCOsource Licensing Revenue

	2003	Change	2002	Change	2001
Cost of SCOsource licensing revenue	$9,163,000	n/a	$—	n/a	$—
Percentage of SCOsource licensing revenue	35%		—		—

        Cost of SCOsource licensing revenue includes the salaries and related personnel costs of employees dedicated to the SCOsource licensing initiatives, legal and professional fees incurred in connection with our SCOsource initiatives, and an allocation of corporate costs.

        Cost of SCOsource licensing revenue will fluctuate from quarter to quarter due in part to the unpredictability of the related SCOsource revenue and the level of legal and professional expenses incurred in connection with our efforts to protect our intellectual property rights. Legal expenses may include contingency payments made to the law firms engaged by us to protect our intellectual property rights. For fiscal year 2004, we will substantially increase the level of internal resources dedicated to our SCOsource initiatives as well as substantially increase the level of our legal expenses, however, we are unable to predict the percentage of cost of SCOsource licensing revenue for future quarters due to the unpredictability of the related licensing revenue.

Cost of Services Revenue

	2003	Change	2002	Change	2001
Cost of services revenue	$6,354,000	(41%)	$10,758,000	35%	$7,957,000
Percentage of services revenue	76%		95%		121%

        Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $4,404,000 for fiscal year 2003 compared to fiscal year 2002. This decrease was attributable to reduced employee and related costs in our support services and professional services groups as well as the elimination of certain third party support contracts in order to increase the gross margin for these groups. Cost of services revenue increased by $2,801,000 for fiscal year 2002 compared to fiscal year 2001. This increase was primarily attributable to a full year of costs in fiscal year 2002 resulting from the acquired operations from The Santa Cruz Operation.

        For fiscal year 2004, we expect our cost of services revenue to be slightly less than in fiscal year 2003.

Sales and Marketing

	2003	Change	2002	Change	2001
Sales and marketing expense	$24,392,000	(17%)	$29,554,000	(13%)	$33,858,000
Percentage of total revenue	31%		46%		84%

        Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses from fiscal year 2002 to fiscal year 2003 of $5,162,000 and from fiscal year 2001 to fiscal year 2002 of $4,304,000 was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, and less commissions and lower co-operative advertising costs as a result of lower revenue. Our sales and marketing personnel decreased from 176 as of October 31, 2001, to 133 as of October 31, 2002, to 114 as of October 31, 2003.

        For fiscal year 2004, we anticipate that sales and marketing expenses will remain substantially consistent with 2003.

Research and Development

	2003	Change	2002	Change	2001
Research and development expense	$11,012,000	(37%)	$17,558,000	5%	$16,761,000
Percentage of total revenue	14%		27%		41%

        Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. The decrease in research and development expense in fiscal year 2003 of $6,546,000 compared to fiscal year 2002 was primarily attributable to work force reductions. The increase in research and development expense in fiscal year 2002 of $797,000 over fiscal year 2001 was attributable to development work on our UNIX operating systems acquired during fiscal year 2001. Our research and development personnel decreased from 136 as of October 31, 2001, to 75 for fiscal year-ends October 31, 2002 and 2003.

        For fiscal year 2004, we anticipate that research and development expenses will increase from fiscal year 2003 due to our recently initiated efforts to maintain and enhance our UNIX products.

General and Administrative

	2003	Change	2002	Change	2001
General and administrative expense	$6,230,000	(33%)	$9,307,000	1%	$9,257,000
Percentage of total revenue	8%		14%		23%

        General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. The decrease in general and administrative expense from fiscal year 2002 to fiscal year 2003 of $3,077,000 was primarily attributable to staff centralization and reduction programs as well as decreases in external professional services. The increase from fiscal year 2001 to fiscal year 2002 of $50,000 was primarily attributable to support required for our worldwide operations acquired from The Santa Cruz Operation for the entire fiscal year following the acquisition. Our general and administrative personnel decreased from 103 as of October 31, 2001, to 61 as of October 31, 2002, to 55 as of October 31, 2003.

        For fiscal year 2004, we anticipate that general and administrative expenses will increase in comparison with fiscal year 2003 due to the new compliance and reporting regulations under the Sarbanes-Oxley Act and other new regulatory requirements, increased legal costs as a result of lawsuits against end users violating our intellectual property and contractual rights and other litigation costs not categorized as SCOsource cost of revenue.

Restructuring Charges

	2003	Change	2002	Change	2001
Restructuring charges	$498,000	(93%)	$6,728,000	115%	$3,130,000
Percentage of total revenue	1%		10%		8%

        During fiscal years 2003, 2002 and 2001, we recorded restructuring charges totaling $498,000, $6,728,000 and $3,130,000, respectively. The restructuring charges for fiscal years 2003, 2002 and 2001 were comprised of termination payments made to employees in connection with reductions in headcount, closure of certain facilities and adjustments to previously recorded amounts as actual payments made were less than recorded accruals. The decrease in fiscal year 2003 from fiscal years 2002 and 2001 was primarily attributable to fewer terminated employees and fewer vacated facilities.

        The detail of the restructuring charges for fiscal years 2003, 2002 and 2001, are as follows (in thousands):

Fiscal 2001	Balance at November 1, 2000	Additions	Adjustments		Utilization	Balance at October 31, 2001
Severance and related	$—	$2,346	$—		$(1,654)	$692
Facilities	—	784	1,507	*	(239)	2,052

Total	$—	$3,130	$1,507		$(1,893)	$2,744

        *The facilities adjustment of $1,507,000 was recorded in connection with the Company's acquisition of The Santa Cruz Operation.

Fiscal 2002	Balance at November 1, 2001	Additions	Adjustments		Utilization	Balance at October 31, 2002
Severance and related	$692	$4,053	$—		$(4,185)	$560
Facilities	2,052	4,236	(1,561	)*	(2,610)	2,117

Total	$2,744	$8,289	$(1,561)		$(6,795)	$2,677

        *The facilities adjustment of $1,561,000 was the result of successfully re-negotiating an existing lease commitment.

Fiscal 2003	Balance at November 1, 2002	Additions	Adjustments	Utilization	Balance at October 31, 2003
Severance and related	$560	$1,586	$(273)	$(1,873)	$—
Facilities	2,117	—	(815)*	(954)	348

Total	$2,677	$1,586	$(1,088)	$(2,827)	$348

        * The facilities adjustment of $815,000 was the result of successfully negotiating out of lease commitments in connection with Company's winding down of the SCO Group, Ltd.

        Amounts to be paid for restructurings are recorded as accrued liabilities.

Amortization of Goodwill and Intangibles

	2003	Change	2002	Change	2001
Amortization of goodwill and intangibles	$3,190,000	12%	$2,853,000	(73%)	$10,664,000
Percentage of total revenue	4%		4%		26%

        During fiscal years 2003, 2002 and 2001, we recorded $3,190,000, $2,853,000 and $10,664,000 for the amortization of intangible assets with finite lives. The increase of $337,000 in fiscal year 2003 over fiscal year 2002 was attributed to amortization expense on assets acquired from Vultus. The decrease in amortization expense in fiscal year 2002 compared to fiscal year 2001 was primarily attributed to a write-down of goodwill and intangibles in the fourth quarter of fiscal year 2001 that decreased the carrying value of these assets.

Loss on Disposition and Impairment of Long-lived Assets

	2003	Change	2002	Change	2001
Loss on disposition and write-down of long-lived assets	$164,000	(91%)	$1,796,000	(98%)	$73,700,000
Percentage of total revenue	0%		3%		182%

        During fiscal years 2003 and 2002, we recorded a write down of long-lived assets of $164,000 and $1,796,000, respectively, which primarily related to restructurings that occurred during each fiscal year. During fiscal year 2001, we determined that various long-lived assets were impaired and that the book value as of October 31, 2001 exceeded the current estimates of fair value. As a result, we recorded an impairment of $73,700,000 related to the write-down of long-lived assets of goodwill and intangibles. This impairment was attributable to unanticipated decreases in actual and forecasted revenue of the acquired operations from the Santa Cruz Operation, a significant decline in economic conditions particular in the information technology sector and a weakening of partner relationships. The impairment recorded in fiscal year 2001 significantly reduced the amortizable base of intangible assets with finite lives, which has resulted in lower amortization on intangibles in the 2002 and 2003 fiscal years.

Write-offs of Investments

	2003	Change	2002	Change	2001
Write-offs of investments	$250,000	(79%)	$1,180,000	(86%)	$8,309,000
Percentage of total revenue	0%		2%		21%

        Management routinely assesses our investments for impairments and adjusts the carrying amounts to estimated realizable values when impairment has occurred. During fiscal year 2003, in connection with the restructuring of our investment in and relationship with Vista.com ("Vista"), we recorded a write-off our Vista investment and incurred a charge of $250,000. We had been accounting for our investment in Vista under the equity method of accounting.

        During fiscal year 2002, we determined that the current carrying value of $1,180,000 related to our investment in Lineo, Inc. would not be recovered and was written-off. This write-off was due to a significant deterioration in the operating results of Lineo and declines in general economic conditions. This investment had been accounted for under the cost method.

        During fiscal year 2001, we determined the carrying value of our investments in Troll Tech AS, Evergreen Internet, Inc. and Ebiz Enterprises, Inc. would not be realized. The necessary write-offs were due to declines in general economic conditions and the impact of such declines in the operations of these companies as well as a decline in overall market valuations in these particular industries. As a result, we determined that the current carrying value of these investments would most likely not be recovered and we recorded write-offs of $8,309,000related to these investments. We had accounted for our investments in Troll Tech and Evergreen under the cost method and our investment in Ebiz under the equity method of accounting.

Stock-based Compensation

	2003	Change	2002	Change	2001
Stock-based compensation	$1,204,000	7%	$1,125,000	(18%)	$1,373,000
Percentage of total revenue	2%		2%		3%

        In connection with stock options and restricted shares granted to employees and others, we recorded stock-based compensation of $1,204,000 in fiscal year 2003, $1,125,000 in fiscal year 2002, and $1,373,000 in fiscal year 2001. The increase in stock-based compensation in fiscal year 2003 when compared with fiscal year 2002 is primarily attributable to restricted stock grants. The fair value of these restricted stock awards was recorded as a component of stock-based compensation as the restrictions lapsed. We also issued a warrant to a consultant which increased our stock-based compensation in fiscal year 2003.

Compensation to Law Firms

        On February 26, 2003, we entered into an arrangement with Boies, Schiller & Flexner LLP and other firms to investigate and review our UNIX intellectual property rights. This arrangement was later modified on November 17, 2003 and December 8, 2003. The engagement with the law firms now includes the defense work related to counter suits and other retaliatory actions against us and lawsuits against end users violating our intellectual property and contractual rights. The law firms are also representing us in our lawsuit against Novell.

        In addition to receiving fees at reduced hourly rates, our agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights. These events may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees. Additionally, our agreement with the law firms may also be construed to include contingency fee payments in connection with our issuance of equity securities. Future payments payable to the law firms under this arrangement may be significant.

        During fiscal year 2003, we incurred a charge of $8,956,000, or 11 percent of revenue, related to this arrangement as contingency fees to these law firms in connection with the issuance of shares of our Series A Convertible Preferred Stock. This charge consisted of a non-cash charge of $7,956,000 related to the issuance of 400,000 shares of our common stock and a $1,000,000 cash payment that was accrued as of October 31, 2003 and paid subsequent to year-end.

In-process Research and Development

        In connection with the acquisition of the server and professional services groups of The Santa Cruz Operation, we recorded a charge of $1,500,000, or 4 percent of total revenue, in fiscal year 2001 for the fair value of in-process research and development. The write-off was necessary because the acquired in-process research and development related to UnixWare 7.1.2 and Messaging Server products had not yet reached technological feasibility and had no future alternative uses. Development work on the UnixWare 7.1.2 and Messaging Server products were substantially complete at the end of fiscal year 2001. We did not have any charges for in-process research and development in fiscal years 2003 and 2002.

Cost-sharing Arrangement with The Santa Cruz Operation

        After entering into the agreement with The Santa Cruz Operation to acquire the server and professional services groups, we and The Santa Cruz Operation agreed that we would reimburse The Santa Cruz Operation for certain employee payroll and related costs. We viewed these employees as a critical part of the success of the new combined company and The Santa Cruz Operation agreed to retain the employees if we would reimburse The Santa Cruz Operation for a portion of its payroll and related costs. In fiscal year 2001, we reimbursed $602,000, or 1 percent of total revenue, to The Santa Cruz Operation for services rendered under the agreement. We did not have any such charges in fiscal years 2003 and 2002.

Equity in Losses of Affiliate

        We account for our ownership interests in companies that we own at least 20 percent and less than 50 percent using the equity method of accounting. Under the equity method, we record our portion of the entities' net income or net loss in our consolidated statements of operation. During fiscal years 2003, 2002 and 2001, we recorded $62,000, $50,000 and $648,000, respectively, that related to net losses in these entities.

Other Income (Expense), net

        Other income (expense), net, which consists principally of interest expense, interest income and the change in fair value of the derivative related to our Series A Convertible Preferred Stock, was $2,827,000 in fiscal year 2003, ($168,000) in fiscal year 2002 and $3,505,000 in fiscal year 2001. During fiscal year 2003, we recorded income of $2,845,000 related to the change in fair value of the derivative related to our Series A Convertible Preferred Stock. Exclusive of this income, our net other expense was ($18,000). The decrease in fiscal years 2003 and 2002 from fiscal year 2001 is primarily attributable to significantly less interest income earned as a result of lower cash balances. Our other income (expense), net, will be unpredictable in future periods because changes in the value of the derivative may be significant and will continue to be recorded until the holders of the Series A Convertible Preferred Stock have converted their shares into shares of our common stock.

Provision for Income Taxes

        The provision for income taxes was $774,000 in fiscal year 2003, $483,000 in fiscal year 2002 and $578,000 in fiscal year 2001. The provision for income taxes is primarily related to earnings in foreign subsidiaries. As of October 31, 2003, we had net operating loss carry-forwards for U.S. federal and state income tax reporting purposes of approximately $88,642,000 that expire at various dates between 2018 and 2023. We had net deferred tax assets, including net operating loss carry-forwards and other temporary differences between book and tax deductions, totaling approximately $53,474,000 as of October 31, 2003. We also had net deferred tax liabilities of approximately $566,000 related to taxes on foreign earnings. A valuation allowance in the amount of $52,908,000, the difference between our deferred tax assets and liabilities, has been recorded as of October 31, 2003 as a result of uncertainties regarding the ultimate realizability of the net deferred tax asset balance.

Dividends Related to Series A Convertible Preferred Stock

        On October 16, 2003, we issued 50,000 shares of our Series A Convertible Preferred Stock for $1,000 per share. The net proceeds from the sale of the preferred stock were $47,740,000. The initial value of the preferred stock was bifurcated into two elements consisting of a derivative valued at $18,069,000 and the remaining preferred stock valued at $29,671,000. Dividends will be paid after the first anniversary of the closing and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. Because dividends are not payable during the first year the preferred stock is outstanding, we have accrued dividends of $123,000 for fiscal year 2003, which reduced earnings available to common stockholders.

Quarterly Results of Operations

        The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from our unaudited consolidated financial statements, which, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003
	(unaudited) (In thousands, except per share data)
Fiscal Year 2003
Revenue	$13,540	$21,369	$20,055	$24,290
Gross margin	10,662	16,222	15,521	16,927
Income (loss) from operations	(738)	4,925	3,410	(4,161)
Net income available (loss applicable) to common stockholders	(724)	4,500	3,096	(1,568)
Net income (loss) to per common share:
Basic	$(0.06)	$0.39	$0.25	$(0.12)
Diluted	$(0.06)	$0.33	$0.19	$(0.12)
Weighted average basic common shares	11,244	11,561	12,469	13,371
Weighted average diluted common shares	11,244	13,663	16,180	13,371
	Quarter Ended
	January 31, 2002	April 30, 2002	July 31, 2002	October 31, 2002
	(unaudited) (In thousands, except per share data)
Fiscal Year 2002
Revenue	$17,913	$15,476	$15,384	$15,468
Gross margin	12,233	10,020	11,313	12,359
Loss from operations	(10,914)	(6,441)	(4,242)	(2,579)
Net loss to common stockholders	(11,006)	(6,631)	(4,511)	(2,729)
Basic and diluted net loss per common share	$(0.77)	$(0.47)	$(0.35)	$(0.26)
Weighted average basic and diluted common shares	14,355	14,235	12,714	10,396

Fluctuations in Quarterly Results

        Factors that may affect quarterly results include:

  •
  the interest level of solution providers in recommending UNIX business solutions to end users;

  •
  the contingency fees we may pay to the law firms representing us in our efforts to establish and enforce our intellectual property rights;

  •
  the level, magnitude and timing of SCOsource license revenue;

  •
  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

  •
  changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry in general and in the UNIX environments in particular; and

  •
  changing business attitudes toward UNIX as a viable operating system alternative to other competing systems, especially Linux, and changes in attitudes resulting from our lawsuits against end users violating our intellectual property and contractual rights and other SCOsource initiatives.

        As a result of the factors listed above and elsewhere in the "Forward-Looking Statements and Factors That May Effect Future Results and Financial Condition" and "Risk Factors" sections of this Form 10-K, it is possible that in some future periods our results of operations may fall below management's expectations as well as the expectations of public market analysts and investors. If revenue falls below management's expectations in any quarter and we are unable to reduce spending, our operating results would be lower than expected.

Liquidity and Capital Resources

        Our cash balance increased from $6,589,000 as of October 31, 2002 to $64,428,000 as of October 31, 2003. Our working capital increased from a deficit of ($6,332,000) as of October 31, 2002 to $37,168,000 as of October 31, 2003. During fiscal year 2003, we generated positive cash flow from operations for the first time in our operating history. This was achieved through reductions in costs and increased gross margin generated from our UNIX business and significant license revenue generated from our SCOsource business. We also completed the placement of 50,000 shares of our Series A Convertible Preferred Stock for net proceeds of $47,740,000 in October 2003. We intend to use the proceeds from this offering as well as our other cash resources to maintain and enhance our UNIX business and pursue our SCOsource initiatives. We believe that we will have sufficient cash resources to fund our current operations for at least the next twelve months.

        Our net cash provided by operations during fiscal year 2003 was $12,087,000. Cash provided by operations was attributable to net income of $5,427,000, non-cash expenses totaled $11,610,000 and changes in operating assets and liabilities of ($4,950,000). Our working capital position increased from a deficit of ($6,332,000) as of October 31, 2002 to $37,168,000 as of October 31, 2003 primarily because of our increase in cash from our private placement. Our long-term liabilities decreased from $1,625,000 to $508,000 during fiscal year 2003.

        Cash used in operations during fiscal year 2002 was $10,592,000 and was primarily attributable to the net loss of $24,877,000, partially offset by non-cash expenses of $10,101,000 and cash provided by changes in operating assets and liabilities of $4,184,000. Cash used in operations declined in fiscal year 2002 from fiscal year 2001 primarily attributable to our cost-cutting actions.

        Net cash used in operations during fiscal year 2001 was $40,065,000. Cash used in operations was primarily attributable to the net loss of $131,357,000, which was offset by non-cash charges of

$98,810,000. Cash used in operating activities as a result of changes in operating assets and liabilities was ($7,518,000).

        Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During fiscal year 2003, cash used in investing activities was $5,512,000, which was primarily a result of our purchase of available-for-sale securities of $4,095,000, equipment purchases of $467,000, our investment in non-marketable securities of $950,000. During fiscal year 2004, we may invest in or acquire vertical application providers as part of our strategy to improve our core UNIX business operations.

        During fiscal year 2002, cash provided by investing activities was $5,287,000, which was primarily generated from the sale of $5,943,000 of available-for-sale securities, offset by an investment in a non-marketable security of $350,000, cash paid for the purchase of equipment of $206,000 and payment of $100,000 to The Santa Cruz Operation.

        Cash provided by investing activities was $23,238,000 during fiscal year 2001. This consisted of $23,005,000 paid, net of cash acquired, for certain acquisitions as well as $1,520,000 paid for the purchase of equipment. The cash uses were offset by proceeds from sales of available-for-sale securities, net of purchases, of $47,763,000.

        Our financing activities provided $50,888,000 during the fiscal year 2003 and consisted primarily of net proceeds of $47,740,000 generated from the issuance of 50,000 shares of Series A Convertible Preferred Stock. Additional financing activities included proceeds received from the exercise of stock options of $2,056,000, proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $236,000 and proceeds from the issuance of warrants of $856,000.

        Our financing activities used $8,998,000 during fiscal year 2002 and consisted primarily of a $5,000,000 payment to retire the note payable to The Santa Cruz Operation and $4,584,000 for the purchase of shares of our common stock held by two investors. These payments were offset by $291,000 of proceeds received from the exercise of stock options and $295,000 received from employees who purchased shares of our common stock through our employee stock purchase program.

        During fiscal year 2001, our financing activities provided $602,000 as a result of the exercise of vested stock options of $303,000, the purchase of shares of common stock through our employee stock purchase program of $126,000 and from minority stockholders in our majority-owned Japanese subsidiary of $173,000.

        Our Series A Convertible Preferred Stock includes redemption provisions that may be triggered by events beyond our control. These redemption provisions are triggered by events including delisting of our common stock from the Nasdaq SmallCap Market, failure to have the Series A Convertible Preferred Stock investors' Form S-3 registration statement declared effective in a timely manner and other events. These redemption provisions, if triggered, would require us to redeem the then issued and outstanding shares of preferred stock for cash. If we were required to pay cash to the holders of our preferred stock, it could have a material impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

        Dividends on the Series A Convertible Preferred Stock will begin to accrue after the first anniversary of the closing and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. Because dividends are not payable during the first year the preferred stock is outstanding, we have accrued dividends of $123,000 for fiscal year 2003. Dividends may be paid in cash or additional shares of our Series A Convertible Preferred Stock, subject to certain limitations.

        Our net accounts receivable balance increased from $8,622,000 as of October 31, 2002 to $9,282,000 as of October 31, 2003, primarily as a result of higher invoicing in the fourth quarter of fiscal year 2003 when compared to the fourth quarter of fiscal year 2002. The majority of our accounts receivable are current and our allowance for doubtful accounts was $230,000 as of October 31, 2003, which represented approximately 2 percent of our gross accounts receivable balance. This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during fiscal year 2003 were not significant.

        We recently expanded our efforts with the law firms assisting us with our pursuit of our intellectual property claims and currently expect to devote substantially more financial resources to this effort. We expect that legal fees paid to the law firms we have engaged to pursue these claims will increase substantially in fiscal year 2004. To the extent that SCOsource related costs and legal fees exceed our budgeted amounts for fiscal year 2004, our liquidity will be adversely impacted and fewer financial resources will be available for other initiatives such as maintaining and enhancing our UNIX business.

        In addition to paying fees at reduced hourly rates to these firms,' our agreement with the law firms provides that we will pay the law firms a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights. These events may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees. Additionally, our agreement with the law firms may also be construed to include contingency fee payments in connection with our issuance of equity securities. Future payments payable to the law firms under this arrangement may be significant in future periods, which may have an adverse impact on our liquidity. This arrangement could also impair our ability to raise equity capital in future periods and increase the cost of such equity.

        We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through fiscal year 2009. In recent corporate restructuring activities, we have partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments for one facility that will use available cash. We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, we may not be successful in eliminating or reducing cash expenditures for this facility.

        The following table summarizes our contractual lease obligations as of October 31, 2003:

	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$7,917,000	$2,736,000	$3,829,000	$1,352,000

        As of October 31, 2003, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

        Our ability to cut costs to offset revenue declines in our UNIX business is limited because of contractual commitments to maintain and support our existing UNIX customers. This decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights. Our SCOsource initiatives, particularly lawsuits against such end users, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in our UNIX products and services revenue. If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.

        In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue our SCOsource initiatives. We may also not be able to raise capital for any number of reasons including those listed under the section "Risk Factors" below. Our ability to raise additional equity capital is restricted under the terms of our Series A Convertible Preferred Stock. If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders. Our ability to raise debt financing is restricted under the terms of our Series A Convertible Preferred Stock. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for stock would also be impaired.

Recent Accounting Pronouncements

        In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material effect on our financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. We adopted SFAS No. 148 for our fiscal year ended October 31, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS No. 150 will be classified as liabilities and measured at fair value. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Foreign Currency Risk.    We have foreign offices and operations in Europe and Asia. As a result, a portion of our revenue is derived from sales to customers outside the United States. Most of this international revenue is denominated in U.S. dollars. However, most of the operating expenses related to the foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others. If the U.S. dollar continues to weaken compared to the Euro, our operating expenses for foreign operations will be higher when translated back into U.S. dollars. Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.

        We utilize foreign currency forward exchange contracts for market exposures of underlying assets and liabilities. We do not use forward exchange contracts for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments. The criteria we use for designating an instrument include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities. Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. As of October 31, 2003, we had one foreign exchange contract with a maturity of 30 days to sell an aggregate of 900,000 United Kingdom pounds for approximately $1,514,000 U.S. dollars. We also had one foreign exchange contract with a maturity of 30 days to buy 1,000,000 Euros for approximately $1,179,000 U.S. dollars. As of October 31, 2003, we had no outstanding instruments classified as hedges.

        Interest Rate Risk.    The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. We do not borrow money for short-term investment purposes.

        Investment Risk.    We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of October 31, 2003, our investments balance was approximately $452,000.

        The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations. In addition, factors such as new product introductions by our competitors or developments in the litigation related to our SCOsource initiatives may have a significant impact on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations caused by changes in customer demand may have a significant impact on the market price of our common stock. These conditions could cause the price of our common stock to fluctuate substantially over short periods of time.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

        With the exception of historical facts, the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. The section entitled "Business" above in Part I, Item 1 of this Form 10-K also includes forward-looking statements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

  •
  Our operating strategy to continue to support our existing users of our UNIX operating system products and to maintain and enhance our core UNIX business and pursue SCOsource licensing opportunities and protect our intellectual property rights;

  •
  Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream;

  •
  Our intent to maintain the level of investment in and commitment to our operating systems and web services software by continuing our research and development efforts;

  •
  Our intention to enhance and modernize our UNIX operating system and our expectation that our investment in this effort will give customers confidence in our technology;

  •
  Our intention to continue to pursue our SCOsource initiatives in fiscal year 2004 and our plan to increase our SCOsource sales team and internal personnel in fiscal year 2004;

  •
  Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property;

  •
  Our intention to vigorously defend legal claims and counterclaims brought against us by others;

  •
  Our intention to pursue our litigation against IBM and commence in the near term our first legal action against an end user violating our intellectual property and contractual rights;

  •
  Our belief that our cash balance will be adequate for us to execute our business strategy as well as to continue to pursue our intellectual property claims and that we have sufficient cash reserves to fund our current operations for at least the next 12 months;

  •
  Our intention to expand our relationships with key partners in certain vertical markets;

  •
  Our international marketing strategy;

  •
  Our expectation of entering into future vendor license agreements with developers, manufacturers, distributors and end users of operating systems;

  •
  Our belief that our allowance and bad debts for accounts receivable will remain consistent with our prior experience;

  •
  The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

  •
  Our expectation that SCOsource licensing revenue will be minimal in the first quarter of fiscal year 2004 and will increase in future quarters of fiscal year 2004;

  •
  Our expectation that the majority of our services revenue will continue to be derived from UNIX-based products;

  •
  Our expectation for fiscal year 2004 that our cost of products revenue will be slightly less than in fiscal year 2003;

  •
  Our expectation for fiscal year 2004 that our cost of services revenue will be slightly less than in fiscal year 2003;

  •
  Our expectation for fiscal year 2004 that our sales and marketing expenses will remain substantially consistent with our expenses incurred in fiscal year 2003;

  •
  Our expectation for fiscal year 2004 that our research and development expenses will increase from fiscal year 2003;

  •
  Our expectation for fiscal year 2004 that our general and administrative expenses will increase compared to our general and administrative expenses incurred in fiscal year 2003;

  •
  Our belief that our legal costs will increase in fiscal year 2004;

  •
  Our expectation that we may invest in or acquire vertical application providers and pursue strategic alliances with industry participants and licensing transactions as part of our strategy to improve our core UNIX business;

  •
  Our belief that our facilities are adequate for our business; and

  •
  Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the success of our SCOsource initiatives, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX products and services business, and the factors set forth in the subsection entitled "Risk Factors" below. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Risk Factors

We do not have a history of profitable operations.

        Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiative. If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our operating system platform products and services continues to decline, we will need to further reduce operating expenses to maintain profitability or generate positive cash flow.

        Our UNIX products and services revenue has declined in each of the last four years. In our results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue. Our deferred revenue balance has declined from $10,056,000 as of October 31, 2002 to $5,501,000 as of October 31, 2003, and this decline in deferred revenue may continue into future quarters, which may have a negative impact on our operating system platform products revenue. Our future operating system platform revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams. If we are unable to continue to generate positive cash flow and profitable operations, our operations may be adversely impacted.

        Additionally, we accounted for the issuance of shares of our Series A Convertible Preferred Stock from our October 2003 private placement by bifurcating the value of the Series A Convertible Preferred Stock into a preferred stock component and a derivative component. As of October 31, 2003, we recorded a liability of $15,224,000 as the fair value of the derivative component. To account for the derivative component in subsequent periods, we will mark-to-market its value at each balance sheet date and will include in our consolidated statement of operations any changes in value as a component of other income or expense. Changes in the value of the derivative may be significant because the value of our common stock at each balance sheet date will have a significant impact on the derivative's value. For example, an increase in the value of our common stock by $1.00 may require us to record an expense of approximately $1,000,000, and, conversely, a decrease in our common stock by $1.00 may require us to record income of approximately $1,000,000. If this accounting treatment requires us to record significant expenses in future periods, our profitability in those periods may be adversely impacted.

Our future SCOsource licensing revenue is uncertain.

        We initiated the SCOsource licensing effort in January 2003 to review the status of UNIX licensing and sublicensing agreements. This effort resulted in the execution of two significant vendor license agreements during fiscal year 2003 and generated $25,846,000 in revenue. Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any. If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter. Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future. Additionally, the success of this initiative may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including, the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

        We may not prevail in our legal actions against IBM and Novell, and unintended consequences of our actions against IBM and Novell and initiatives to assert our intellectual property rights may adversely affect our business.

        On or about March 6, 2003, we filed a complaint against IBM alleging breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition. The matter is currently pending in the United States District Court for the District of Utah. The complaint also alleges that IBM obtained information concerning our UNIX source code and derivative works from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.

        On or about June 16, 2003, we filed an amended complaint in the IBM case. The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims in several ways. Most importantly, the amended complaint raises new allegations regarding IBM's actions and breaches through the products and services of Sequent which IBM acquired. We allege that IBM breached the Sequent agreement in several ways similar to those set forth above, and we are seeking damages flowing from those breaches. We are also seeking injunctive relief on several of our claims.

        IBM has filed a response and counterclaim to the complaint, including a demand for jury trial. We have filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.

        In its counterclaim, as amended on September 25, 2003, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community. In addition, they assert that we have infringed on certain patents held by IBM. IBM's counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license, and patent infringement. Discovery is ongoing in the case. We intend to vigorously defend these counterclaims.

        If we do not prevail in our action against IBM, or if IBM is successful in its counterclaim against us, our business and results of operations could be materially harmed. The litigation with IBM and potentially others could be costly, and our costs for legal fees may be substantial and in excess of amounts for which we have budgeted. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

        In addition, we have publicly, and in individual letters to 1,500 of the world's largest corporations, cautioned users of Linux that there are unresolved intellectual property issues surrounding Linux that may expose them to unanticipated liability. As a result of these concerns, we have suspended our sales of Linux products. We have also begun delivering written notice to a large number of licensees under our UNIX contracts requiring them to, among other things, provide written certification that they are in full compliance with their agreements, including certification that they are not using our proprietary UNIX code in Linux, have not allowed unauthorized use of licensed UNIX code by their employees or contractors and have not breached confidentiality provisions relating to licensed UNIX code. Additionally, we have begun notifying selected Linux end users in writing of violations we allege under the Digital Millennium Copyright Act related to our copyrights contained in Linux.

        As a result of our action against IBM and our SCOsource initiatives to protect our intellectual property rights, several participants in the Linux industry and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts. Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us. We expect that similar efforts likely will continue. There is a risk that participants in our marketplace will negatively view our action against IBM and our SCOsource initiatives, and we may lose support from such participants. Any of the foregoing could adversely affect our position in the marketplace, our results of operations and our stock price.

        We have also experienced several denial-of-service attacks on our website, which have prevented web users from accessing our website and doing business with us for a period of time. Additionally, we have recently experienced a distributed denial-of-service attack as a result of the "Mydoom" worm virus. It is reported that the effects of this virus will continue into February 2004. If such attacks continue or if our customers and strategic partners are also subjected to similar attacks, our business and results of operations could be materially harmed.

        Also, some of the more significant participants in the Linux industry have made efforts to ease Linux end users' concerns that their use of Linux may subject them to potential copyright infringement claims from us. For example, Hewlett-Packard and Novell have each established indemnification programs for qualified customers purchasing Linux-based products and services that may potentially become subject to a copyright infringement claims from us. Additionally, Open Source Development Labs, a non-profit organization ("OSDL"), has established a legal defense fund that will be used to defend Linux users against copyright infringement lawsuits brought by us. It has been reported that OSDL so far has attracted several million dollars in pledges from contributors including IBM and Intel among others. Similarly, Red Hat, Inc. has announced it has committed one million dollars for a separate fund it created to cover the legal expenses of other companies developing Linux.

        As a further response to our SCOsource initiatives and claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX. Novell also claims that it has a license to UNIX from us and the right to authorize its customers to use UNIX technology in their internal business operations. Specifically, Novell has also claimed to have retained rights related to legacy UNIX SVRX licenses, including the license with IBM. Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights. Novell has purported to veto our termination of the IBM, Sequent and SGI licenses. We have repeatedly asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation in May 2001, which had previously acquired all such assets and rights from Novell in September 1995 pursuant to an asset purchase agreement, as amended.

        On January 20, 2004, in response to Novell's actions, we brought suit against Novell for slander of title seeking relief for Novell's alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products. Novell has not yet responded to our complaint.

        Among our allegations in the suit against Novell, we allege that Novell has improperly filed copyright registrations in the United States Copyright Office for UNIX technology covered by our copyrights and has made false and misleading public claims that it, and not our company, owns the UNIX and UnixWare copyrights. We also allege that Novell has made false statements with the intent to cause customers and potential customers to not do business with us and has attempted, in bad faith, to block our ability to enforce our copyrights. Additionally, we allege that Novell's false and misleading representations that it owns the UNIX and UnixWare copyrights have caused us irreparable harm to our copyrights, our business, and our reputation.

        In the lawsuit, we request preliminary and permanent injunctive relief as well as damages. The injunction would require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights, and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

        Notwithstanding our assertions of full ownership of UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell, the efforts of Novell and the other Linux proponents described above may cause Linux end users to be less willing to purchase from us our SCO IP licenses authorizing their use of our intellectual property contained in the Linux operating system, which may adversely affect our revenue from our SCOsource initiatives. These efforts also may increase the negative view some participants in our marketplace have regarding our legal actions against IBM and Novell and our SCOsource initiatives and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized use of our UNIX source code and derivative works in Linux infringes on our copyrights. Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of our SCOsource initiatives and negatively impact our business. Additionally, if we fail in our lawsuit against Novell, the negative perception and confusion in our marketplace about our intellectual property claims likely would increase significantly, and the effectiveness of our SCOsource initiatives could be materially harmed.

        We may lose the support of industry partners leading to an accelerated decline in our UNIX products and services revenue.

        Our SCOsource initiatives, particularly lawsuits against end users violating our intellectual property and contractual rights, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in our UNIX products and services revenue and would adversely impact our results of operations and liquidity.

        Our claims relating to our UNIX intellectual property may subject us to additional legal proceedings.

        On or about August 4, 2003, Red Hat filed a complaint against us that is currently pending in the United States District Court for the District of Delaware. Red Hat has asserted that the Linux operating system does not infringe on our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement. We have filed a motion to dismiss the Red Hat complaint, asserting that Red Hat lacks standing and that no case or controversy exists on which to base a declaratory judgment. Red Hat has filed an opposition to our motion to dismiss, but the court has not ruled on the motion. If Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.

        The Australian Competition and Consumer Commission ("ACCC") contacted us in August 2003 regarding complaints it has received concerning our intellectual property claims and our statements regarding the need for commercial Linux users to obtain a UNIX license. The ACCC further informed us that it has not made any decision to pursue the complaints it has received or determined what, if any, action it will take. We have hired counsel in Australia and responded to the ACCC's request for information. We have not heard from the ACCC and it is unknown if future action will be taken.

        Several entities in Germany have obtained temporary restraining orders in Germany precluding our German subsidiary, from making statements in Germany that, in substance, disparage Linux, or entities involved in the Linux industry, or implicate Linux as infringing our intellectual property rights. SCO GmbH has received an administrative fine of 10,000 Euros for a technical violation of one of the temporary restraining orders. We are currently negotiating with the various claimants in Germany over the temporary restraining orders and are evaluating whether we will appeal the administrative fine. Informal complaints similar to those raised in Germany have been received from companies in Austria and Poland. We have responded to those complaints. It is not known if those complainants will take future action.

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

        Fluctuations in our quarterly operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline significantly. Because of the potential for significant fluctuations in our SCOsource licensing revenue in any particular period, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

        Factors that may affect our results include:

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

  •
  changes to, or developments, in our on going litigation with IBM, Novell and Red Hat concerning our UNIX intellectual property;

  •
  changes in business attitudes toward UNIX as a viable operating system compared to other competing systems, especially Linux;

  •
  the contingency fees we may pay to the law firms representing us in our efforts to establish our intellectual property rights; and

  •
  changes in attitudes of customers and partners due to our aggressive position against the inclusion of our UNIX code and derivative works in Linux and our lawsuits against end users violating our intellectual property and contractual rights.

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

        We have a two-tiered distribution channel. The relationships we have developed with resellers allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Some solution providers also purchase solutions through our resellers, and we anticipate they will continue to do so. Because we usually sell indirectly through resellers, we cannot control the relationships through which resellers, solution providers or equipment integrators purchase our products. In turn, we do not control the presentation of our products to end-users. Therefore, our sales could be affected by disruptions in the relationships between us and our resellers, between our resellers and solution providers, or between solution providers and end users. Also, resellers and solution providers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

        If the market for UNIX continues to contract, it may adversely affect our business.

        Our revenue from the sale of UNIX-based products has declined over the last four years. This decrease in revenue has been attributable primarily to increased competition from other operating systems, particularly Linux, lower information technology spending and the worldwide economic slowdown. If the demand for UNIX-based products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our business will be adversely affected. Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we will not be able to reverse these revenue declines quickly.

        We operate in a highly competitive market and face significant competition from a variety of current and potential sources; many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

        In the UNIX operating system market, our competitors include IBM, Hewlett-Packard, Sun, Microsoft and Linux distributors. These and other competitors are aggressively pursuing the current UNIX operating system market. Many of these competitors have access to substantially greater resources than we do. The major competitive alternatives to our UNIX products are Microsoft

Windows Server, Linux and other UNIX systems. The expansion of Microsoft's and our other competitors' offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

        Our future success may depend in part on our ability to continue to meet the increasing needs of our customers by supporting existing and emerging technologies. If we do not enhance our products to meet these evolving needs, we may not remain competitive and be able to grow our business. Additionally, because technological advancement in the UNIX operating system market and alternative operating system markets is at an advanced pace, we will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with these developments, evolving industry standards and changing customer requirements. Our failure to meet any of these and other competitive pressures may render our existing products and services obsolete, which would have an adverse impact on our revenue and operations.

        The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. If this trend continues, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our SCOsource initiatives and in particular any lawsuit against end users violating our intellectual property and contractual rights.

        Our compensation arrangement with the law firms representing us to enforce our intellectual property rights may reduce our ability to raise additional financing.

        Our compensation arrangement with the law firms representing us in our efforts to establish our intellectual property rights could inhibit our ability to raise additional funding if needed. In addition to receiving fees at reduced hourly rates, our agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights. These events may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees, and our agreement with the law firms may also be construed to include contingency fee payments in connection with issuances of our equity securities. Future payments payable to the law firms under this arrangement may be significant. Our law firms' right to receive such contingent payments could cause prospective investors to choose not to invest in our company or limit the price at which new investors would be willing to provide additional funds to our company.

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

        In addition, certain of our operating expenses are denominated in local currencies, creating risk of foreign currency translation losses that could harm our financial results and cash flows. When we generate profits in foreign countries, our effective income tax rate is increased.

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

        During the last several quarters the U.S. and European economies have experienced an economic slowdown that has affected the purchasing habits of many consumers across many industries and across many geographies. This has caused the delay, or even cancellation of technology purchases. The slowdown in the United States and Europe, together with the alleged unauthorized use of our UNIX code, has resulted in decreased sales of our products, longer sales cycles and lower prices. If the current slowdown continues, our revenue and results of operations may continue to be lower than expected. In addition, the slowdown may also affect the end-user market making it more difficult for our reseller channel to sell our products.

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

Our stock price is volatile.

        The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a sales price of $20.50 per share in October 2003, to a current sales price of $15.70 on January 27, 2004. The share price has changed dramatically over short periods with increases and decreases of over 25 percent in a single day. We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and is subject to significant risk.

        The shares offered under our recently completed private placement may have an adverse impact on the market value of our stock and the existing holders of our common stock.

        We have filed a prospectus relating to the sale or distribution of up to 3,850,000 shares of common stock by the selling stockholders. We will not receive any proceeds from the sales of these shares. The shares subject to the prospectus represent approximately 27 percent of our issued and outstanding common stock, although no selling stockholder and its affiliates may beneficially own more than 4.99 percent of our common stock at any time. The sale of this block of stock, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

        The shares of common stock subject to our prospectus will, upon issuance, dilute the equity ownership percentage of the holders of our common stock. The market price of our common stock also could decline as a result of a large number of shares of our common stock in the market, or the perception that such sales could occur.

Risks associated with the potential exercise of our options outstanding.

        As of December 31, 2003, we have issued and outstanding options to purchase up to approximately 3,620,000 shares of common stock with exercise prices ranging from $0.66 to $28.00 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

        The holders of shares of Series A Convertible Preferred Stock have preferential redemption rights and rights upon liquidation that could adversely affect the holders of our common stock.

        If the selling stockholders choose not to convert shares of Series A Convertible Preferred Stock, then, as holders of shares of Series A Convertible Preferred Stock, among other rights, they will be entitled to require us to repurchase for cash all the shares of Series A Convertible Preferred Stock held by them at a premium price if any of several redemption trigger events occurs. Our redemption obligation may be triggered by events that are beyond our control. These redemption provisions, if triggered, would require us to redeem the then-issued and outstanding shares of our Series A Convertible Preferred Stock for cash. If we were required to pay cash to the holders of shares of our Series A Convertible Preferred Stock, it could have a material impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations and may negatively impact the holders of our common stock.

        Additionally, the holders of shares of our Series A Convertible Preferred Stock will be entitled to receive a preferential distribution of our assets prior to any distribution to our holders of common stock upon a liquidation, dissolution, winding up or other change in control transaction in which we sell all or substantially all our assets or merge or consolidate or otherwise combine with another company or entity. Upon the occurrence of a liquidation event, the holders of Series A Convertible Preferred Stock will be entitled to receive the greater of:

  •
  the value of the shares of Series A Convertible Preferred Stock held by them determined by multiplying the closing sale price of our common stock on the Nasdaq SmallCap Market on the date of the liquidation event by the number of shares of common stock into which the preferred shares could be converted at the time of the liquidation event; or

  •
  up to $50,000,000, the aggregate purchase price paid by the selling stockholders for shares of Series A Convertible Preferred Stock in our private placement, plus eight percent of that amount less the amount of any dividends paid to the preferred stockholders in the calendar year in which the liquidation event occurs.

        Depending on the amount of assets we have available for distribution to stockholders upon a liquidation event when shares of Series A Convertible Preferred Stock remain outstanding, we may be required to distribute all such assets or a portion of such assets that exceeds the preferred stockholders' pro rata ownership of our common stock assuming full conversion of their preferred shares into common stock, which could eliminate or limit the assets available for distribution to our common stockholders. Our potential obligation to pay to the law firms representing us in our efforts to establish our intellectual property rights a contingent fee of 20 percent of the proceeds we receive from a sale of our company, subject to certain limitations, could also contribute to eliminating or limiting the assets available for distribution to our common stockholders.

        The rights of the selling stockholders as holders of shares of Series A Convertible Preferred Stock may prevent or make it more difficult for us to raise additional funds or take other significant company actions.

        The Certificate of Designation creating our Series A Convertible Preferred Stock requires us to obtain the approval of the holders of a majority of the then outstanding Series A Convertible Preferred Stock to take the following actions, among others:

  •
  change the rights, preferences or privileges of the Series A Convertible Preferred Stock or issue additional shares of Series A Convertible Preferred Stock;

  •
  create or issue any other securities that are senior or equal in rank to the Series A Convertible Preferred Stock;

  •
  create or issue any convertible securities having floating conversion rate terms or a fixed conversion price below $16.93 or the closing sale price of our common stock on the Nasdaq SmallCap Market on the date of such issuance;

  •
  incur any indebtedness, subject to limited exceptions; or

  •
  sell or transfer any material asset or intellectual property to a third party.

        The Certificate of Designation also provides that the holders of our Series A Convertible Preferred Stock have a participation right entitling them to purchase their pro rata share of any future equity securities, or debt that is convertible into equity, on the same terms offered by us to other purchasers of such securities. Additionally, we have agreed with the holders of our Series A Convertible Preferred Stock that we will not complete a transaction or take any action that could result in a claim for a contingency payment by the law firms representing us in our efforts to establish our intellectual property rights, other than contingency payments related to certain license transactions, without first obtaining the consent of the investors holding at least two thirds of the shares of our Series A Convertible Preferred Stock. This right of consent, and the participation right and other approval rights described above, may make it more difficult for management, our board of directors or our stockholders to reach a settlement in our litigation with IBM, raise capital in the future in either equity or debt financing transactions or to take other significant company actions. These provisions could also limit the price that some investors might be willing to pay for shares of our common stock in the future.

        The right of our board of directors to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

        Our board of directors currently has the right, with respect to the 4,950,000 shares of our preferred stock not designated as Series A Convertible Preferred Stock, to authorize the issuance of one or more additional series of our preferred stock with such voting, dividend and other rights as our directors determine. The board of directors can designate new series of preferred stock without the approval of the holders of our common stock, subject to the approval rights of our holders of Series A Convertible Preferred Stock as described above. The rights of holders of our common stock may be adversely affected by the rights of any holders of additional shares of preferred stock that may be issued in the future, including without limitation, further dilution of the equity ownership percentage of our holders of common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders of
The SCO Group, Inc.:

        We have audited the consolidated balance sheets of The SCO Group, Inc. and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. In connection with our audits of the 2003 and 2002 consolidated financial statements, we have audited the financial statement schedule for the years ended October 31, 2003 and 2002, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of The SCO Group, Inc. and subsidiaries for the year ended October 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated November 30, 2001.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The SCO Group, Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the years ended October 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed above, the consolidated financial statements of The SCO Group, Inc. and subsidiaries for the year ended October 31, 2001 were audited by other auditors who have ceased operations. As discussed in Notes 6 and 9, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of November 1, 2001, and to retroactively reflect a one-for-four reverse stock split of the Company's common stock approved on March 4, 2002. We audited the adjustments that were applied to retroactively reflect the reverse stock split in the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal year 2001 consolidated financial statements of The SCO Group, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any form of assurance on the fiscal year 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Salt Lake City, Utah
December 20, 2003, except as to Note 17
which is as of January 20, 2004

This report is a copy of the previously issued Arthur Andersen LLP report, which has not been reissued since Arthur Andersen LLP has ceased operations. The prior period financial statements have been revised to retroactively reflect a reverse stock split approved on March 4, 2002 and to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of November 1, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caldera International, Inc.:

        We have audited the accompanying consolidated balance sheets of Caldera International, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caldera International, Inc. and subsidiaries as of October 31, 2001, and the results of their operations and their cash flows for the year ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Salt Lake City, Utah
November 30, 2001

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$64,428	$6,589
Restricted cash	2,025	1,428
Available-for-sale securities	4,095	—
Accounts receivable, net of allowance for doubtful accounts of $230 and $348, respectively	9,282	8,622
Other current assets	2,450	4,483

Total current assets	82,280	21,122

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,482	3,884
Leasehold improvements	608	724
Furniture and fixtures	189	201

	4,279	4,809
Less accumulated depreciation and amortization	(3,131)	(2,788)

Net property and equipment	1,148	2,021

OTHER ASSETS:
Goodwill, net	1,166	—
Intangibles, net	9,286	11,258
Other assets, net	1,072	3,005

Total other assets	11,524	14,263

Total assets	$94,952	$37,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,978	$2,467
Royalty payable to Novell, Inc.	2,025	1,428
Accrued compensation to law firms	10,556	—
Accrued payroll and benefits	4,752	4,089
Accrued liabilties	3,754	7,632
Derivative related to redeemable convertible preferred stock	15,224	—
Deferred revenue	5,501	10,056
Other royalties payable	523	669
Taxes payable	799	1,113

Total current liabilities	45,112	27,454

LONG-TERM LIABILITIES	508	1,625

MINORITY INTEREST	145	150

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,	29,671	—

$0.001 par value, 50 and 0 shares outstanding, respectively (Note 9)
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized,	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 13,824 and 11,412 shares outstanding, respectively	14	11
Additional paid-in capital	218,690	214,299
Warrants outstanding	1,099	294
Deferred compensation	(347)	(644)
Accumulated other comprehensive income	926	510
Accumulated deficit	(200,866)	(206,293)

Total stockholders' equity	19,516	8,177

Total liabilities and stockholders' equity	$94,952	$37,406

The accompanying notes are an integral part of the financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended October 31,
	2003	2002	2001
REVENUE:
Products	$45,028	$52,975	$33,878
SCOsource licensing	25,846	—	—
Services	8,380	11,266	6,563

Total revenue	79,254	64,241	40,441

COST OF REVENUE:
Products	4,405	7,558	6,966
SCOsource licensing	9,163	—	—
Services	6,354	10,758	7,957

Total cost of revenue	19,922	18,316	14,923

GROSS MARGIN	59,332	45,925	25,518

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $129, $89, and $385, respectively)	24,392	29,554	33,858
Research and development (exclusive of stock-based compensation of $112, $45, and $492, respectively)	11,012	17,558	16,761
General and administrative (exclusive of stock-based compensation of $963, $991, and $496, respectively)	6,230	9,307	9,257
Restructuring charges	498	6,728	3,130
Amortization of goodwill and intangibles	3,190	2,853	10,664
Loss on disposition and impairment of long-lived assets	164	1,796	73,700
Write-off of investments	250	1,180	8,309
Stock-based compensation	1,204	1,125	1,373
Compensation to law firms	8,956	—	—
In-process research and development	—	—	1,500
Cost-sharing arrangement with The Santa Cruz Operation	—	—	602

Total operating expenses	55,896	70,101	159,154

INCOME (LOSS) FROM OPERATIONS	3,436	(24,176)	(133,636)

EQUITY IN LOSSES OF AFFILIATES	(62)	(50)	(648)

OTHER INCOME (EXPENSE):
Interest income	188	377	3,605
Interest expense	(3)	(206)	(251)
Change in fair value of derivative	2,845	—	—
Other income (expense), net	(203)	(339)	151

Total other income (expense), net	2,827	(168)	3,505

INCOME (LOSS) BEFORE INCOME TAXES	6,201	(24,394)	(130,779)
PROVISION FOR INCOME TAXES	(774)	(483)	(578)

NET INCOME (LOSS)	5,427	(24,877)	(131,357)
DIVIDENDS ON SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK	(123)	—	—

NET INCOME AVAILABLE (LOSS APPLICABLE) TO COMMON STOCKHOLDERS	$5,304	$(24,877)	$(131,357)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.43	$(1.93)	$(10.92)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.34	$(1.93)	$(10.92)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	12,261	12,893	12,024

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	15,679	12,893	12,024

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,427	$(24,877)	$(131,357)
Unrealized gain (loss) on available-for-sale securities	23	—	(356)
Foreign currency translation adjustment	393	423	143

COMPREHENSIVE INCOME (LOSS)	$5,843	$(24,454)	$(131,570)

The accompanying notes are an integral part of the financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Warrants Outstanding	Deferred Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount						Total
Balance, October 31, 2000	9,861	$10	$155,678	$—	$(3,715)	$300	$(50,059)	$102,214
Amortization of deferred compensation	—	—	—	—	1,373	—	—	1,373
Removal of deferred compensation related to termination of option holders	—	—	(1,052)	—	1,052	—	—	—
Issuance of common shares upon exercise of stock options	73	—	303	—	—	—	—	303
Issuance of common shares under employee stock purchase program	19	—	126	—	—	—	—	126
Issuance of common shares in connection with acquisitions	4,313	4	62,154	—	—	—	—	62,158
Cumulative translation adjustment	—	—	—	—	—	143	—	143
Unrealized loss on available-for-sale securities	—	—	—	—	—	(356)	—	(356)
Net loss	—	—	—	—	—	—	(131,357)	(131,357)

Balance, October 31, 2001	14,266	14	217,209	—	(1,290)	87	(181,416)	34,604
Issuance of common shares for services	30	—	113	—	—	—	—	113
Compensation expense for modifications made to certain option grants	—	—	73	—	—	—	—	73
Amortization of deferred compensation	—	—	—	—	986	—	—	986
Removal of deferred compensation related to termination of option holders	—	—	(155)	—	155	—	—	—
Reversal of compensation expense previously recorded related to termination of option holders	—	—	(565)	—	—	—	—	(565)
Issuance of common stock for services to officers and key employees	450	1	494	—	(495)	—	—	—
Issuance of common stock for prior services to former Chief Executive Officer	175	—	105	—	—	—	—	105
Issuance of common stock for the cancellation of change in control agreements	105	—	119	—	—	—	—	119
Issuance of common shares upon exercise of stock options	215	—	295	—	—	—	—	295
Issuance of common shares under employee stock purchase program	175	—	291	—	—	—	—	291
Acquisition of common shares from stockholders	(4,804)	(5)	(4,579)	—	—	—	—	(4,584)
Issuance of common shares for a note receivable	800	1	899	—	—	—	—	900
Issuance of a warrant	—	—	—	294	—	—	—	294
Cumulative translation adjustment	—	—	—	—	—	423	—	423
Net loss	—	—	—	—	—	—	(24,877)	(24,877)

Balance, October 31, 2002	11,412	11	214,299	294	(644)	510	(206,293)	8,177
Issuance of common shares to officers, key employees and directors for services, net of cancellations	357	1	726	—	(569)	—	—	158
Issuance of common shares upon exercise of stock options	1,305	1	2,055	—	—	—	—	2,056
Issuance of common shares under employee stock purchase program	345	—	236	—	—	—	—	236
Issuance of common shares in connection with business combination	305	1	2,460	—	—	—	—	2,461
Compensation expense for modifications made to certain option grants	—	—	42	—	—	—	—	42
Stock-based compensation for services	—	—	296	—	—	—	—	296
Issuance of warrants	—	—	—	1,099	—	—	—	1,099
Exercise of a warrant	200	—	294	(294)	—	—	—	—
Acquisition of common shares from stockholder	(100)	—	(1,718)	—	—	—	—	(1,718)
Amortization of stock-based compensation	—	—	—	—	866	—	—	866
Cumulative translation adjustment	—	—	—	—	—	393	—	393
Unrealized gain on available-for-sale securities	—	—	—	—	—	23	—	23
Net income	—	—	—	—	—	—	5,427	5,427

Balance, October 31, 2003	13,824	$14	$218,690	$1,099	$(347)	$926	$(200,866)	$19,516

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,427	$(24,877)	$(131,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares as compensation to law firms	7,956	—	—
Amortization of goodwill and intangibles (including $337, $334 and $0 classified as cost of revenue)	3,527	3,187	10,664
Stock-based compensation	1,204	1,125	1,373
Depreciation and amortization	1,049	2,555	2,204
Write-downs of investments	250	1,180	8,309
Issuance of a warrant (classified as cost of SCOsource licensing revenue)	243	—	—
Loss on disposition and write-downs of long-lived assets	164	1,796	73,700
Equity in losses of affiliates	62	50	648
Change in fair value of derivative	(2,845)	—	—
In-process research and development	—	—	1,500
Amortization of debt discount	—	208	247
Loss on disposal of assets	—	—	165
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(837)	8,120	(8,137)
Other current assets	1,269	(145)	(666)
Other assets	1,501	(1,387)	(903)
Accounts payable	(217)	(414)	378
Payable to The Santa Cruz Operation	—	27	(361)
Accrued payroll and benefits	1,115	(2,924)	2,134
Compensation to law firms	2,600	—	—
Accrued liabilities	(4,091)	411	985
Deferred revenue	(4,555)	1,815	(2,849)
Other royalties payable	(146)	(503)	410
Taxes payable	90	(240)	297
Other long-term liabilities	(1,679)	(576)	1,194

Net cash provided by (used in) operating activities	12,087	(10,592)	(40,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(467)	(206)	(1,520)
Acquisitions, net of acquisition costs and cash received	—	(100)	(23,005)
Purchase of available-for-sale securities	(4,095)	—	(5,866)
Proceeds from available-for-sale securities	—	5,943	53,629
Investment in non-marketable securities	(950)	(350)	—

Net cash provided by (used in) investing activities	(5,512)	5,287	23,238

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESP program	236	291	126
Proceeds from exercise of common stock options	2,056	295	303
Purchase of common shares from existing stockholders	—	(4,584)	—
Net proceeds from the issuance of warrants	856	—	—
Repayments of long-term debt	—	(5,000)	—
Net proceeds from issuance of Series A Convertible Preferred Stock	47,740	—	—
Minority interest in subsidiary	—	—	173

Net cash provided by (used in) financing activities	50,888	(8,998)	602

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	57,463	(14,303)	(16,225)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	376	351	206
CASH AND CASH EQUIVALENTS, beginning of year	6,589	20,541	36,560

CASH AND CASH EQUIVALENTS, end of year	$64,428	$6,589	$20,541

See accompanying notes to consolidated financial statements.

	Year Ended October 31,
	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$413	$877	$1,313
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Vultus, Inc.:
Intangible assets	$1,555	$—	$—
Goodwill	$1,166	$—	$—
Common stock issued	$(2,461)	$—	$—
Accrued liabilities assumed	$(215)	$—	$—
Acquisition costs	$(45)	$—	$—
Settlement of notes receivable from Vista and NextEStage:
SCO shares acquired	$1,718	$—	$—
Investment write-off and other	$500	$—	$—
Notes receivable, royalties and investment	$(2,218)	$—	$—
Dividends on Series A Convertible Preferred Stock	$123	$—	$—
Deferred compensation for issuance of common shares	$569	$495	$—
Settlement related to the acquisition of the server and professional services groups of The Santa Cruz Operation reflected as an adjustment to the purchase price	$—	$3,341	$—
Issuance of common shares for a note receivable	$—	$900	$—
Issuance of non-interest bearing note in connection with the acquired operations of the server and professional services groups of The Santa Cruz Operation	$—	$—	$8,000
Issuance of common shares and options in acquisitions	$—	$—	$62,158

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

        The Company was originally incorporated as Caldera Systems, Inc. ("Caldera Systems"), a Utah corporation, on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, Caldera Systems completed an initial public offering of its common stock (see Note 9).

        On May 7, 2001, Caldera International, Inc. ("Caldera") was formed as a holding company to own Caldera Systems and to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of The Santa Cruz Operation, now known as Tarantella, Inc., pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"), dated as of August 1, 2000, as amended. Under the Reorganization Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain of The Santa Cruz Operation's subsidiaries. In connection with the formation of Caldera, Caldera Systems became a wholly-owned subsidiary of Caldera. All shares of Caldera Systems' common stock, as well as options to purchase shares of Caldera Systems' common stock, were converted into the same number of shares of common stock of Caldera and options to purchase shares of common stock of Caldera.

        The acquired operations from The Santa Cruz Operation developed and marketed server software related to networked business computing and were one of the leading providers of UNIX server operating systems. In addition, these operations provided professional services related to implementing and maintaining UNIX system software products. The acquisition provided Caldera with international offices and a distribution channel with resellers throughout the world. Subsequent to this acquisition, the Company has primarily sold UNIX based products and services.

        On May 16, 2003, Caldera's stockholders approved an amendment to Caldera's certificate of incorporation that changed Caldera's name to The SCO Group, Inc. (the "Company").

        The Company's business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market. In January 2003 the Company established its SCOsource division and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system which it acquired from The Santa Cruz Operation.

(2) SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, determination of fair value of the derivative associated with the Series A Convertible Preferred Stock, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Reclassifications

        Certain reclassifications have been made to the fiscal year 2002 amounts to conform to the current year presentation. The reclassifications had no effect on net loss for the prior year.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned operating subsidiaries after all intercompany balances and transactions have been eliminated.

        The following table lists the Company's subsidiaries, location and ownership interest:

Subsidiary	Location	Ownership Interest
SCO Operations, Inc.	United States	Wholly-owned
SCO Global, Inc.	United States	Wholly-owned
SCO Software (Ireland) Ltd.	Ireland	Wholly-owned
SCO Japan, Ltd.	Japan	Majority-owned
The SCO Group Korea, Inc.	Korea	Wholly-owned
SCO Canada, Inc.	Canada	Wholly-owned
The SCO Group (Deutschland) GmbH	Germany	Wholly-owned
The SCO Group (France) Sarl	France	Wholly-owned
The SCO Group (Italia) Srl	Italy	Wholly-owned

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair values of available-for-sale securities are determined using quoted market prices for these securities. The fair value of the Series A Convertible Preferred Stock derivative and Series A Convertible Preferred Stock were determined using a binomial pricing model as of October 31, 2003 (see Note 9).

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been material.

Cash and Cash Equivalents and Available-for-Sale Securities

        The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $61,701,000 as of October 31, 2003, which primarily consisted of investments in money market funds and commercial paper.

        The following table shows the cost, realized gain or loss and fair market value of the Company's cash equivalents and available-for-sale securities as of October 31, 2003 (in thousands):

	Cost	Realized Gains (Losses)	Fair Market Value
Commercial paper	$46,052	$—	$46,052
Corporate notes	14,111	16	14,127
Money market	3,412	—	3,412
U.S. Government agencies	2,198	7	2,205

Total	$65,773	$23	$65,796

        Available-for-sale securities as of October 31, 2003 included government agencies and corporate debt. Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. As of October 31, 2003 and 2002, available-for-sale securities consisted of the following (in thousands):

	2003	2002
Maturity date
3-6 months	$903	$—
6-12 months	703	—
> 12 months	2,489	—

Total	$4,095	$—

Restricted Cash and Royalty Payable to Novell, Inc.

        Pursuant to the 1995 Asset Purchase Agreement and the Company's acquisition of assets and operations of The Santa Cruz Operation, the Company acts as an administrative agent in the collection of royalties from a limited number of pre-existing Novell, Inc. ("Novell") customers who continue to deploy SVRx technology. Under the agency agreement, the Company collects payments from such customers and receives 5 percent as an administrative fee. The Company records the 5 percent administrative fee as revenue in its consolidated statements of operations. The accompanying October 31, 2003 and 2002 consolidated balance sheets reflect amounts collected related to this agency agreement but not yet remitted to Novell of $2,025,000 and $1,428,000, respectively, as restricted cash and royalty payable to Novell. The Company's obligation to act as an administrative agent for Novell is unrelated to the Company's SCOsource initiatives related to its intellectual property rights or the Company's lawsuit against Novell for slander of title alleging Novell's bad faith effort to interfere with the Company's copyrights in its UNIX source code and derivative works and its UnixWare product.

Allowance for Doubtful Accounts Receivable

        The Company offer credit terms on the sale of the Company's products to a significant majority of the Company's customers and require no collateral from these customers. The Company performs ongoing credit evaluations of the Company's customers' financial condition and maintain an allowance for doubtful accounts receivable based upon the Company's our historical experience and a specific review of accounts receivable at the end of each period. The Company's actual bad debts may differ from the Company's our estimates and the difference could be significant.

Inventories

        Inventories consist primarily of completed software products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2003 and 2002, inventories amounted to $298,000 and $144,000, respectively. Inventories are included in other current assets in the accompanying consolidated balance sheets.

        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Capitalized Software Costs

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a detail program design or working model has been established. Software development costs incurred after technological feasibility was established and prior to product release were not material for fiscal years 2003, 2002 and 2001. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, as modified by SOP 98-9 and Staff Accounting Bulletin ("SAB") No. 104. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company's sales transactions. The Company's revenue is primarily from three sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales by source code OEMs; (ii) service and support revenue, primarily from providing software updates, support and education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

        The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

        The majority of the Company's revenue transactions relate to product-only sales. On occasion, the Company has revenue transactions that have multiple elements (i.e., delivered and undelivered products, maintenance and other services). For software agreements that have multiple elements, the Company allocates revenue to each component of the contract based on the relative fair value of the elements. The fair value of each element is based on vendor specific objective evidence ("VSOE").

VSOE is established when such elements are sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue recognition set forth above have been met.

        The Company recognizes product revenue from OEM's upon receipt of sales-out royalty reports and recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. Revenue from education and consulting services is recognized as the related services are performed.

        The Company's SCOsource licensing revenue to date has been generated from license agreements to utilize the Company's UNIX source code. The Company recognizes revenue from licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred. If the payment terms extend beyond the Company's normal payment terms, revenue is recognized as the payments are received.

Royalty Costs

        Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in prepaid expenses and recorded as cost of revenue when the related products are sold. During fiscal years 2003, 2002 and 2001, the Company incurred $1,464,000, $1,552,000 and $1,989,000, respectively, of royalty expense.

Sales and Marketing Expenses

        Sales and marketing expenses consist of the following: advertising, channel promotions, marketing development funds, promotional activities, public relations, trade shows and the salaries, commissions and related expenses of all personnel involved in the sales process. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expenses totaled $665,000, $1,698,000 and $2,964,000 for fiscal years 2003, 2002 and 2001, respectively.

Cooperative Advertising

        The Company reimburses certain qualified resellers and distributors for a portion of the advertising costs related to their promotion of the Company's products. The Company's liability for reimbursement is accrued at the time revenue is recognized as a percentage of the reseller's or distributor's net revenue derived from the Company's products. The consideration for cooperative advertising given by the Company, is considered a reduction in revenue when recognized in the statement of operations unless the benefit from the advertising can be separated and the fair value of the benefit can be reasonably estimated pursuant to Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given by a Vendor". For fiscal years 2003, 2002 and 2001, the Company recognized cooperative advertising revenue and a corresponding expense of $408,000, $2,054,000 and $2,338,000, respectively. The advertising cost reimbursements are recorded as sales and marketing expense in the accompanying consolidated statements of operations.

Stock-based Compensation

        The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board ("APB") No. 25. Under APB No. 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock.

        SFAS No. 148, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method. The fair value for the Company's stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

        With respect to stock options and restricted stock awards granted and employee stock purchase program ("ESPP") shares purchased during fiscal years 2003, 2002 and 2001, the assumptions used are listed in the following table:

	2003	2002	2001
Risk-free interest rate	2.9%	3.0%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	126.0%	161.0%	112.0%
Expected exercise life (in years)	2.7	2.5	3.0

        For purposes of the pro forma disclosure, the estimated fair value of stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award. The following is the pro forma disclosure and the related impact on net income (loss) to common stockholders and the net income (loss) to common stockholders per diluted common share for fiscal years 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001
Net income available (loss applicable) to common stockholders:
As reported	$5,304	$(24,877)	$(131,357)
Stock-based compensation included in reported net income (loss)	1,204	1,125	1,373
Stock-based compensation under fair value method	(1,855)	(6,814)	(8,815)

Pro forma net income available (loss applicable) to common stockholders	$4,653	$(30,566)	$(138,799)

Net income available (loss applicable) to common stockholders per diluted common share:
As reported	$0.34	$(1.93)	$(10.92)
Pro forma	$0.30	$(2.37)	$(11.54)

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided as necessary. The Company has provided a valuation allowance against the entire net deferred tax asset because of its history of net operating losses and the uncertainties regarding future operating profitability and taxable income.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on available-for-sale securities and is presented in the accompanying consolidated statements of operations and comprehensive income (loss).

Hedging of Foreign Currency Transactions

        The Company utilizes foreign currency forward exchange contracts for foreign currency market exposures of underlying assets and liabilities. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments. The criteria the Company uses for designating an instrument includes the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities. Gains and losses on currency forward contracts that are designated and effective are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. As of October 31, 2003, the Company had one foreign exchange contract with a maturity of 30 days to sell an aggregate of 900,000 United Kingdom pounds for approximately $1,514,000 U.S. dollars. The Company also had one foreign exchange contract with a maturity of 30 days to buy 1,000,000 Euros for approximately $1,179,000 U.S. dollars. As of October 31, 2003, the Company had no outstanding instruments classified as hedges.

Net Income (Loss) per Common Share

        The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, restricted stock shares and warrants during the period which they were outstanding.

        The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	2003	2002	2001
Numerator:
Net income available (loss applicable) to common stockholders	$5,304	$(24,877)	$(131,357)

Denominator:
Weighted average common shares outstanding	12,256	12,893	12,024
Series A Convertible Preferred Stock	5	—	—

Weighted average basic common shares outstanding	12,261	12,893	12,024
Stock options	2,833	—	—
Restricted stock	471	—	—
Warrants	114	—	—

Weighted average diluted common shares outstanding	15,679	12,893	12,024

Basic EPS	$0.43	$(1.93)	$(10.92)
Diluted EPS	0.34	(1.93)	(10.92)
Excluded anti-dilutive common share equivalents	387	4,374	3,099

        Certain stock options were excluded from the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(3) ACQUISITIONS

Vultus

        Under the terms of an Asset Acquisition Agreement (the "Vultus Agreement") dated June 6, 2003, the Company acquired substantially all of the assets of Vultus, Inc. ("Vultus"), a corporation engaged in the web services interface business. As consideration for the assets acquired, the Company issued approximately 167,000 shares of the Company's common stock, of which The Canopy Group ("Canopy"), the Company's principal stockholder, received approximately 37,000 shares. The Company also assumed approximately $215,000 in accrued liabilities of Vultus. In addition, the Company assumed the obligations of Vultus under two secured notes payable to Canopy totaling $1,073,000. In connection with the assumption of the notes payable to Canopy, Canopy agreed to accept the issuance of approximately 138,000 shares of the Company's common stock in full satisfaction of the obligations. Canopy was a stockholder and significant debt holder of Vultus. Neither Canopy nor any of its officers or directors participated in the approval of this transaction.

        The following table summarizes the components of the consideration paid to Vultus (in thousands, except per share data):

Consideration paid:
Fair value of common stock issued (305,000 shares at $8.06 per share)	$2,461
Assumed liabilities	215
Direct expenses	45

Total consideration	$2,721

        The $8.06 per share value of the common stock issued was determined based on the average market price of the Company's common stock for the two days before and the day of signing the Vultus Agreement.

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

The Santa Cruz Operation

        On May 7, 2001, the Company acquired certain assets, liabilities and operations from The Santa Cruz Operation in exchange for: (i) the issuance of 4,000,000 shares of common stock (400,000 of which were held in escrow for a one-year period); (ii) the issuance of options to purchase up to an aggregate of 415,000 shares of the Company's common stock in exchange for options to purchase The Santa Cruz Operation common stock previously held by individuals who became employees of the Company; (iii) $23,000,000 in cash, including the forgiveness of $7,000,000 previously advanced to The Santa Cruz Operation; and (iv) a non-interest bearing promissory note in the amount of $8,000,000 due in quarterly installments of $2,000,000 beginning July 2002. The following table summarizes the components of the consideration paid to The Santa Cruz Operation (in thousands, except per share data):

Consideration paid:
Fair value of common stock (4,000 shares at $13.88 per share)	$55,520
Fair value of options to purchase 415 shares of common stock issued in exchange for 3,323 outstanding options of The Santa Cruz Operation	4,201
Cash	23,000
Note payable (discounted at 6.5%)	7,322
Direct expenses	3,744

Total consideration	$93,787

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

        The Company accounted for the acquisition of certain assets and operations from The Santa Cruz Operation using the purchase method of accounting. Under this method, the total purchase price, including direct fees and expenses, was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values. The following table summarizes the allocation of the consideration to the tangible and intangible assets acquired and liabilities assumed (in thousands):

Purchase price allocation:
Liabilities assumed net of tangible assets acquired	$(5,482)
Accrual for severance payments, non-essential facilities and related costs	(3,011)
Intangible assets acquired:
Distribution/reseller channel	26,700
Existing technology (consisting primarily of UnixWare and OpenServer)	5,800
Acquired in-process research and development	1,500
Trade names	800
Distribution agreement	1,400
Goodwill	66,080

Total	$93,787

        A one-time charge of $1,500,000 related to the fair value of the in-process research and development was recorded during fiscal year 2001. The write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses. Engineering efforts were focused on developing the UnixWare 7.1.2 and Messaging Server products. Development work on these products was substantially complete at the end of fiscal year 2001.

Pro Forma Financial Information

        The following table sets forth certain pro forma financial information had the Vultus acquisition been completed as of November 1, 2001 and The Santa Cruz Operation acquisition been completed as of November 1, 2000 (unaudited, in thousands, except per share amounts):

	Year Ended October 31,
	2003	2002	2001
Revenue	$79,254	$64,296	$87,039
Net income (loss) from operations	2,133	(26,142)	(148,469)
Net income available (loss) applicable to common stockholders	3,998	(26,877)	(146,190)
Basic net income (loss) per common share	$0.32	$(2.04)	$(10.38)
Diluted net income (loss) per common share	$0.25	$(2.04)	$(10.38)

(4) OTHER CURRENT ASSETS

        Other current assets include the following as of October 31, 2003 and 2002 (in thousands):

	2003	2002
Prepaid expenses	$1,327	$1,273
Deposits	534	417
VAT receivable	103	1,556
Other	486	1,237

Total	$2,450	$4,483

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

        Depreciation and amortization expense was $1,049,000, $2,555,000 and $2,204,000 during fiscal years 2003, 2002 and 2001, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment. The Company adopted SFAS No. 142 on November 1, 2001, the beginning of fiscal year 2002. All of the Company's identifiable intangible assets other than goodwill are deemed to have finite lives and are being amortized over their remaining useful lives.

        Subsequent to the acquisition of certain assets and operations from The Santa Cruz Operation, the Company experienced significant unanticipated decreases in actual and forecasted revenue of the acquired operations, a significant decline in market valuations and general economic conditions, particularly in the information technology sector, a weakening of partner relationships, the loss of certain key executives, and other factors which indicated the recorded values of the long-lived assets were impaired. As a result, the Company performed a valuation of its long-lived assets as of October 31, 2001 and concluded that a $73,700,000 write-down of goodwill and intangible assets was necessary.

        The following table summarizes the write-down for each of the Company's intangible assets and goodwill during fiscal year 2001 (in thousands):

	Estimated Useful Life	Net Book Value (prior to write- down)	Estimated Fair Market Value	Write-down
Intangible assets acquired:
Distribution/reseller channel	5 years	$24,030	$12,400	$11,630
Existing technology	5 years	5,220	1,800	3,420
Existing technology	2 years	2,225	930	1,295
Distribution agreement	5 years	1,260	—	1,260
Trade names	5 years	720	278	442
Goodwill	Indefinite	57,931	2,278	55,653

Total		$91,386	$17,686	$73,700

        Upon adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. The following table summarizes the remaining components of amortized intangible assets and their useful lives as of October 31, 2003 (in thousands):

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Distribution/reseller channel	5 years	$11,626	$4,672	$6,954
Acquired technology	5 years	1,687	678	1,009
Acquired technology	2 years	1,555	389	1,166
Trade names	5 years	262	105	157

Total intangible assets		$15,130	$5,844	$9,286

        Future amortization expense for the above intangible assets as of October 31, 2003, is as follows (in thousands):

Amortization Expense
Year ending October 31,
2004	$3,484
2005	3,095
2006	2,707

Total	$9,286

        The carrying amount of goodwill as of October 31, 2003 was $1,166,000 related to the Company's acquisition of Vultus in fiscal year 2003.

        Pursuant to SFAS No. 142, the Company is required to test its intangible assets for impairment at least annually. The Company performed a test as of October 31, 2003 and concluded that no impairment had occurred.

        Amortization expense related to goodwill and other intangible assets was $3,527,000, $3,187,000 and $10,664,000 for fiscal years 2003, 2002 and 2001, respectively.

        SFAS No. 142 requires transitional disclosures of previously reported net loss and net loss per share, as adjusted, to exclude amortization of goodwill which would not have been recorded under SFAS No. 142. The following information with respect to fiscal year 2001 has been included as a result of the adoption of SFAS No. 142 (in thousands):

	Year Ended October 31, 2001	(per share)
Net loss as reported	$(131,357)	$(10.92)
Amortization of goodwill	6,669	0.55

Adjusted net loss	$(124,688)	$(10.37)

(7) INVESTMENTS IN NON-MARKETABLE SECURITIES

        The Company accounts for each of its investments in non-marketable securities under the cost method, if the Company owns less than 20 percent of the outstanding voting securities or under the equity method if the Company owns more than 20 percent but less than 50 percent of the outstanding voting securities. The Company's investments to date have consisted of investments in the common stock of other private technology companies, including Evergreen Internet, Inc. ("Evergreen"), Troll Tech AS ("Troll Tech"), Lineo, Inc. ("Lineo"), Vista.com ("Vista") and one public company, Ebiz Enterprises, Inc. ("Ebiz").

        The Company accounted for its investments in Evergreen, Troll Tech and Lineo using the cost method and accounted for its investments in Vista and Ebiz using the equity method. The initial investments in Troll Tech, Lineo and Evergreen occurred in fiscal year 2000 and the Company's intent was to form strategic alliances and create partnering opportunities with each of these companies. As discussed in more detail below, management determined that the carrying value of these investments would most likely not be recoverable and as of October 31, 2003, the Company had no carrying value for its investments in Evergreen, Troll Tech and Lineo. The necessary write-offs in fiscal year 2001 related to these investments were due to declines in general economic conditions, the impact of such declines in the operations of these companies as well as a decline in overall market valuations.

        In connection with the Company's acquisition of the server and professional services groups from The Santa Cruz Operation, it acquired a 30 percent ownership interest in a joint venture in China. This investment is being accounted for using the equity method. As of October 31, 2003, the Company had a balance of $452,000 for its China investment.

Vista

        During August 2002, the Company entered into a license agreement with Vista. Under the agreement, the Company acquired an exclusive license from Vista to sell and market Vista's web services solutions to the Company's channel partners. The Company prepaid $100,000 of royalties under the license agreement and advanced $250,000 to Vista in connection with a right to purchase 3,313,000 shares of Vista's Series C convertible preferred stock for $500,000 (see below). Additionally, the Company acquired a $1,000,000 convertible note receivable payable by Vista bearing interest at 8 percent and due August 15, 2003. The $1,000,000 note receivable was acquired from Vista's founder and majority stockholder in exchange for 800,000 shares of the Company's common stock (which had an estimated fair value of $900,000) and $100,000 in cash. The note receivable was guaranteed by Vista's founder and majority stockholder and was convertible at the Company's option into a 20 percent fully diluted interest in Vista.

        In December 2002, the Company and Vista entered into a Stock Purchase Agreement, pursuant to which the Company acquired 3,313,000 shares of Vista's Series C preferred stock for $500,000. The 3,313,000 shares of Series C preferred stock represent a 10 percent fully diluted interest in Vista. The $250,000 advance discussed above was applied toward the purchase and the remaining $250,000 was paid in January 2003. Additionally, the Company and Vista entered into an Agreement and Plan of Merger pursuant to which the Company received an option through March 31, 2003 to acquire the remaining 70 percent ownership interest of Vista in exchange for 2,500,000 shares of the Company's common stock. The Company also received the right to representation on Vista's board of directors. The option to purchase the remaining 70 percent of Vista expired unexercised on March 31, 2003.

        In January 2003, the Company advanced Vista $100,000 in the form of a promissory note due on April 14, 2003. On April 2, 2003, the maturity date on this promissory note was extended to April 30, 2003. This promissory note bore interest at 8 percent payable at maturity and was convertible at the Company's option into a 5 percent fully diluted interest in Vista. On April 2, 2003, the Company advanced Vista an additional $100,000 in the form of a promissory note due on April 30, 2003. The promissory note bears interest at 8 percent payable at maturity and was convertible at the Company's option into a 5 percent fully diluted interest in Vista.

        As a result of the Company's 10 percent ownership interest in Vista, the right to representation on Vista's board of directors, and the convertible features of the notes receivable from Vista, the Company has accounted for its interest in Vista using the equity method of accounting. During the fiscal year 2003, the Company recognized $171,000 of equity in losses of this affiliate.

        In September 2003, the Company's board of directors determined that the current operating relationship with Vista should be restructured. As a result of this decision, the Company and Vista reached an agreement whereby the Company would transfer the $1,000,000 note receivable plus accrued interest and the two $100,000 notes receivable plus accrued interest back to Vista's founder and majority shareholder, in exchange for 100,000 shares of the Company's common stock held by Vista's founder and majority shareholder. Additionally, the Company and Vista's founder and majority shareholder agreed to transfer two notes receivable the Company had outstanding from a third party. As a result of the above transaction, the Company has removed all notes receivable and related accrued interest due from Vista as well as any outstanding amounts characterized as an investment in Vista, and recorded a loss on disposition of the investment of $250,000 in its statement of operations for the year ended October 31, 2003.

Ebiz

        The Company accounted for its interest in Ebiz using the equity method of accounting due to its ability to exercise influence on Ebiz. During fiscal year 2001, the Company recognized $431,000 in its statement of operations that represented its portion of Ebiz's net losses.

        In addition, because Ebiz had a stockholders' deficit at the time of the Company's investment, the Company was amortizing on a straight-line basis, the difference between its investment and the amount of underlying equity in the net assets of Ebiz. The Company allocated this difference to goodwill and was amortizing this amount on a straight-line basis over five years. At the time of the investment, Ebiz had no other substantial identifiable intangible assets. During fiscal year 2001, the Company recorded amortization of $217,000, in its statement of operations. In September 2001, Ebiz filed for bankruptcy and at that time management determined that the carrying value of its investment in Ebiz would not be recoverable and the remaining investment balance was written off. As of October 31, 2003, the Company had no carrying value for this investment.

Investment Impairments and Write-offs

        Management routinely assesses the Company's investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred. During the fiscal years ended 2003, 2002 and 2001 management determined that the carrying value of certain of its investments would most likely not be recoverable. The necessary write-offs were due to declines in general economic conditions and the impact of such declines in the operations of these companies as well as a decline in overall market valuations. The following table summarizes the investment write-offs (in thousands):

	Year ended October 31,
	2003	2002	2001
Investment write-offs:
Troll Tech	$—	$—	$400
Evergreen	—	—	3,600
Ebiz	—	—	4,309
Lineo	—	1,180	—
Vista	250	—	—

Total	$250	$1,180	$8,309

(8) NOTE PAYABLE TO THE SANTA CRUZ OPERATION

        As discussed in Note 3, the Company issued to The Santa Cruz Operation an unsecured, non-interest bearing promissory note in the amount of $8,000,000. Four quarterly payments of $2,000,000 were payable to The Santa Cruz Operation beginning in the Company's third quarter of fiscal year 2002. Because the promissory note was non-interest bearing, the promissory note was recorded at a discount using an interest rate of 6.5 percent.

        On March 28, 2002, the Company completed an agreement with The Santa Cruz Operation to settle certain matters related to the acquisition of the server and professional services groups. In connection with the settlement, the parties agreed that the Company would pay $5,000,000 as total settlement of the $8,000,000 face value note payable, and The Santa Cruz Operation would pay the Company $564,000 for operating costs incurred and paid by the Company that related to operations of The Santa Cruz Operation. Prior to the settlement, the collectibility of these items from The Santa Cruz Operation was uncertain, and therefore, the amounts had been expensed as incurred by the Company. The difference between the carrying value of the note payable of $7,777,000 and the

$5,000,000 payment, along with the $564,000 expense reimbursement, have been recorded as an adjustment to the purchase price paid by the Company. As a result, goodwill was reduced from $2,278,000 to $0, and intangible assets were reduced by $1,063,000 in fiscal year 2002.

(9) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Series A Redeemable Convertible Preferred Stock

        On October 16, 2003, the Company issued 50,000 shares of its Series A Convertible Preferred Stock (the "Series A"), for $1,000 per share. The net proceeds from the sale of the Series A were $47,740,000. The value of the Series A is classified outside of permanent equity because of certain redemption features outside the control of the Company. As of October 31, 2003, the Company has 4,950,000 authorized and unissued shares of preferred stock.

        The terms of the Series A include a number of redemption provisions that represent a derivative financial instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company determined that the conversion feature to allow the holders of the Series A to acquire common shares was an embedded derivative that does not qualify as a scope exemption under the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." This required the Company to record at fair value and mark-to-market the fair value of the derivative. Changes in the fair value of the derivative are recorded in the Company's statement of operations. As of October 16, 2003, the Company, through the assistance of an independent valuation firm, determined the initial fair value of the derivative was $18,069,000. As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as other income in the statement of operations for fiscal year 2003. A binomial model was used to calculate the value of the derivative. Assumptions used to value the derivative as of October 31, 2003 included a term of three years, fair value of common stock of $16.90 and an interest rate of 15 percent.

        The following is a listing of the material terms of the Series A:

        Dividends.    Dividends will be paid after the first anniversary of the closing and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. The Company has the option of paying dividends in cash or shares of the Series A, subject to certain limitations. Because dividends are not payable during the first year the Series A is outstanding, the Company has accrued dividends of $123,000 for fiscal year 2003, which reduced earnings to common stockholders.

        Conversion Provisions.    Subject to certain limitations, each holder of the Series A will have the right to convert, at the option of the holder, at any time, into shares of the Company's common stock at a stated conversion price of $16.93 per share, subject to stock splits, stock dividends or other occurrences. The Company has the ability to force conversion of the Series A at any time the Company's common stock price exceeds 150 percent of the then prevailing conversion price per share for 20 consecutive trading days, provided the Company satisfies certain other requirements.

        Limitation of Beneficial Ownership.    The Company has no obligation to effect any conversion, and no holder of the Series A has the right to convert, to the extent that after giving effect to such conversion, the beneficial ownership of a number of shares exceeds 4.99 percent of the number of shares of common stock outstanding immediately after giving effect to such conversion.

        Redemption Provisions.    Subject to certain limitations, the Company has the ability to redeem outstanding shares of the Series A (i) once the closing price for the Company's common stock price has been at or below 50 percent of the then prevailing conversion price per share for at least 20 consecutive trading days, or (ii) on the third anniversary of the closing date.

        Redemption of the Series A can be triggered by events outside the control of the Company. If the Company's common stock becomes delisted from the Nasdaq SmallCap Market, an effective registration statement covering the common shares issuable upon conversion of the Series A is not declared effective by the Securities and Exchange Commission, or certain other events occur the redemption provisions would be triggered.

        Voting Rights.    Holders of the Series A have no voting rights, except as required by law.

        Registration Rights.    The Company is required to file a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon conversion of the Series A.

Reincorporation as a Delaware Corporation

        On March 6, 2000, Caldera Systems reincorporated in Delaware. The reincorporation into Delaware was effected by way of a merger with a newly formed Delaware subsidiary and the associated issuance of one share of common stock of the subsidiary for each share of common stock of Caldera Systems held by stockholders of record.

Initial Public Offering

        In March 2000, Caldera Systems completed the sale of an aggregate of 5,000,000 shares of its common stock (pre-split) at a price of $14.00 per share (pre-split) in its initial public offering. On April 17 2000, the underwriters exercised an over allotment option for an additional 750,000 shares (pre-split) at a price of $14.00 per share (pre-split).

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

Stock Options

        During fiscal year 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") that provided for the granting of nonqualified stock options to purchase shares of common stock.

        On December 1, 1999, the Company's board of directors approved the 1999 Omnibus Stock Incentive Plan (the "1999 Plan"), which was intended to serve as the successor equity incentive program to the 1998 Plan. The compensation committee of the board of directors administers the 1999 Plan. The 1999 Plan allows for the grant of awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted shares, phantom stock and stock bonuses. Awards may be granted to individuals in the Company's employ or service.

        On May 16, 2003, the Company's stockholders approved the 2002 Omnibus Stock Incentive Plan (the "2002 Plan") upon the recommendation of the board of directors. The 2002 Plan permits the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses. Stock options may have an exercise price equal to, less than, or greater than the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options must be equal to or greater than the fair market value of the common stock as of the date of grant. Shares issued pursuant to the 2002 Plan may be authorized and unissued shares, treasury shares or shares acquired by the Company for purposes of the 2002 Plan. Generally, shares subject to an incentive award that remain unissued upon expiration, cancellation, surrender, exchange, or termination of the incentive award will be available for other incentive awards under the 2002 Plan.

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

        A summary of stock option activity under the 1998, 1999 and 2002 Plans for the years ended October 31, 2003, 2002 and 2001 is as follows (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price
Balance, October 31, 2000	1,545	$17.92
Granted	2,249	6.24
Exercised	(73)	4.16
Cancelled	(613)	16.28

Balance, October 31, 2001	3,108	10.12
Granted	3,910	0.98
Exercised	(215)	1.37
Cancelled	(2,537)	7.54

Balance, October 31, 2002	4,266	3.78
Granted	1,755	5.56
Exercised	(1,305)	1.57
Cancelled	(1,055)	9.34

Balance, October 31, 2003	3,661	$3.74

        The weighted average fair value of options granted for fiscal year 2003, 2002 and 2001 was $5.56, $0.98 and $6.24, respectively.

        During fiscal years 2003, 2002 and 2001, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company's common stock. A summary of stock options outstanding and exercisable under the Company's 1998, 1999 and 2002 Plans as of October 31, 2003 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.66-$0.76	688	8.66 years	$0.75	153	$0.75
$0.77-$1.10	582	8.65	0.89	262	0.87
$1.12-$2.00	743	8.32	1.25	226	1.17
$2.07-$4.00	915	8.79	2.22	259	2.53
$4.50-$9.12	324	9.30	7.70	28	8.95
$9.12 and above	409	8.99	17.73	74	26.89

	3,661	8.72 years	$3.74	1,002	$3.51

2000 Employee Stock Purchase Plan

        The 2000 Employee Stock Purchase Plan, as amended, was adopted by the board of directors on February 15, 2000 and was approved by the stockholders on March 1, 2000. The plan is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. A participant may contribute up to 10 percent of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day in May and November). The purchase price per share will be 85 percent of the lower of the fair market value of the Company's common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date.

        The board may at any time amend or modify the plan. The plan will terminate no later than the last business day in April 2010.

        During fiscal year 2003, 345,000 shares were purchased at prices ranging from $0.66 to $1.38 per share. During fiscal year 2002, 175,000 shares were purchased at prices ranging from $0.71 to $2.62 per share and during fiscal year 2001, 19,000 shares were purchased at prices ranging from $6.19 to $6.70 per share.

Stock-based Compensation

        Stock-based compensation was $1,204,000, $1,125,000 and $1,373,000, during fiscal years 2003, 2002 and 2001, respectively. The following table summarizes the components of stock-based compensation for fiscal years 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Amortization of stock-based compensation	$866	$986	$1,373
Warrants to consultant for services	—	294	—
Options and shares for services	296	337	—
Option modifications	42	73	—
Reversal of previously recorded expense related to terminated employees	—	(565)	—

Total	$1,204	$1,125	$1,373

Restricted Stock Awards

        During fiscal year 2003, the Company issued 180,000 shares of restricted stock to certain key employees. The restrictions on the restricted stock awards granted to key employees lapse over a period of 24 months. The fair value of the restricted stock awards granted was approximately $374,000. The fair value of the restricted stock awards was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.

        During fiscal year 2003, the Company's board of directors approved a resolution to receive remaining amounts owed to them for services provided during the 2002 fiscal year in the form of restricted stock awards. The Company issued 27,500 shares of common stock with a fair value of $36,000 that was expensed as options and shares for services in the above table. Additionally, the Company granted 150,000 shares of restricted common stock to members of the Company's board of directors with a fair value of $195,000 and was recorded as a component of deferred compensation. The restricted common stock issued to the board of directors was in lieu of cash compensation for their services to the Company during fiscal year 2003 and the restrictions lapse on October 31, 2003.

        During fiscal year 2002, the Company issued 450,000 shares of restricted stock to certain key employees. The restrictions related to the restricted stock awards lapse over a period of 24 months. The fair value of the restricted stock awards granted of $495,000 was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.

Warrant Agreement with Morgan Keegan

        In August 2002, the Company entered into an agreement with Morgan Keegan & Company ("Morgan Keegan") to act as an exclusive financial advisor to assist the Company in its analysis, consideration and if appropriate, execution of various financial and strategic alternatives including, but not limited to, securing additional equity and/or debt capital and potential strategic transactions including mergers, acquisitions and joint ventures. During fiscal year 2003, the Company paid a fee to Morgan Keegan of $2,000,000 in connection with the Company's Series A private placement.

        In consideration for the services provided, in August 2002, the Company issued to Morgan Keegan a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.01 per share. Morgan Keegan was granted demand registration rights to have the Company use its best efforts to register the shares upon exercise of the warrant. The Company expensed the fair value of the warrant of $294,000, determined using the Black-Scholes option-pricing model. Assumptions used in the Black-Scholes option-pricing model were the following: market value of common stock of $1.47 per share; risk-free interest rate of three percent; expected dividend yield of 0 percent; volatility of 145 percent; and expected exercise life of three months. In January 2003, Morgan Keegan exercised the warrant.

Warrant Agreements with Sun Microsystems, Inc.

        During fiscal year 2003, the Company issued three warrants to Sun Microsystems, Inc. ("Sun"). The warrants allow Sun to acquire a total of 235,000 shares of the Company's common stock at an exercise price of $1.83 per share for a term of five years from the date of grant. The warrants were issued in connection with a SCOsource revenue transaction with Sun, and the Company has recorded the fair value of the warrants of $856,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and reduced SCOsource license revenue. The Company received the $856,000 in cash from Sun in connection with payments received under the terms of the revenue transaction. Assumptions used in the Black-Scholes option-pricing model to estimate fair value of the warrants were the following: market value of common stock of $2.40, $12.52 and $17.17, respectively, per share; risk-free interest rate of three percent, two percent and two percent, respectively; expected dividend yields of 0 percent; volatility of 236 percent, 137 percent and 126 percent, respectively; and terms of five years.

Warrant Agreement with Consultant

        During fiscal year 2003, the Company issued a warrant to a consultant, as part of an agreement to assist the Company with its SCOsource licensing initiative. The warrant allows the consultant to acquire 25,000 shares of the Company's common stock at an exercise price of $8.50 per share for a term of two years from the date of the agreement. The Company has recorded the fair value of the warrant of $243,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and included this cost as a cost of SCOsource licensing revenue. Assumptions used in the Black-Scholes option-pricing model to estimate the fair value were the following: market value of common stock of $12.84 per share; risk-free interest rate of two percent; expected dividend yield of 0 percent; volatility of 143 percent; and a term of 2 years.

Stock Buyback from The Santa Cruz Operation and MTI Technology Corp. ("MTI")

        During fiscal year 2002, the Company bought back an aggregate of 3,615,000 shares of its outstanding common stock from The Santa Cruz Operation in two transactions. The Company paid an aggregate of $3,514,000 for these shares, or an average of $0.97 per share. In connection with the repurchase, the Company received and accepted a resignation letter from one of the directors representing The Santa Cruz Operation on the Company's board of directors.

        During fiscal year 2002, the Company purchased 1,189,000 shares of its outstanding common stock from MTI for $1,070,000, or $0.90 per share, which represented a premium from the quoted market price.

        The Company has elected to retire the acquired shares and has accordingly reflected the amounts paid as a reduction to stockholders' equity.

(10) INCOME TAXES

        The net income (loss) before income taxes consisted of the following components for fiscal years 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Domestic U.S. operations	$8,546	$(25,371)	$(131,178)
Foreign operations	(2,345)	977	399

Total	$6,201	$(24,394)	$(130,779)

        The components of the provision for income taxes for fiscal years 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Current:
U.S. State	$16	$—	$—
Non-U.S.	758	483	578

	774	483	578

Deferred:
U.S. Federal	1,114	(8,894)	(31,813)
U.S. State	42	(335)	(1,135)
Change in valuation allowance	(1,156)	9,229	32,948

	—	—	—

Total provision for income taxes	$774	$483	$578

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred income tax assets and liabilities at October 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred income tax assets:
Net operating loss carry-forwards	$33,534	$31,101
Intangible assets	7,326	6,996
Tax basis in excess of book basis related to assets acquired by the Company from its Predecessor	4,313	5,214
Reserves and accrued expenses	2,129	4,537
Book depreciation in excess of tax	1,356	1,478
Deferred revenue	514	1,469
Basis difference in investments	451	397
Foreign tax credit	—	89
Capital loss carry-forward	3,851	—

Total deferred income tax assets	53,474	51,281

Deferred tax liabilities:
Tax on foreign earnings	(566)	(964)

Total deferred income tax liabilities	(566)	(964)

Valuation allowance	(52,908)	(50,317)

Net deferred income tax assets	$—	$—

        The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its net deferred income tax assets. Management believes that as of October 31, 2003, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the ultimate realizability of these deferred income tax assets.

        As of October 31, 2003, the Company had net operating loss carry-forwards for federal income tax reporting purposes totaling approximately $88,642,000 that expire between 2018 and 2023. Approximately $11,019,000 of this amount is a result of the exercise of employee stock options. When recognized the tax benefit of these exercises will be accounted for as a credit to stockholders' equity.

        The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of net operating loss carry-forwards if certain changes in ownership have taken place or will take place. As of October 31, 2003, an ownership change had occurred and our net operating loss carry-forwards may be reduced or limited.

        The differences between the provision for income taxes at the U.S. statutory rate and the Company's effective tax rate is as follows:

	2003	2002	2001
Provision (benefit) at statutory rate	34.0%	(34.0%)	(34.0%)
Other permanent book to tax differences	0.2%	0.2%	10.5%
State income taxes, net of federal effect	0.3%	(3.9%)	(3.6%)
Foreign income taxes	12.3%	2.0%	0.4%
Change in fair value of derivative	(15.6%)	—	—
Other	—	(0.1%)	1.9%
Change in valuation allowance	(18.7%)	37.8%	25.2%

Total provision for income taxes	12.5%	2.0%	0.4%

(11) COMMITMENTS AND CONTINGENCIES

Litigation

IBM

        On or about March 6, 2003, the Company filed a complaint against IBM. The action is currently pending in the United States District Court for the District of Utah. The complaint includes claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition. The complaint also alleges that IBM obtained information concerning the UNIX source code and derivative works from the Company and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system. As a result of IBM's breach of contract and unfair competition and the marketplace injury sustained by the Company, it is requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial. On or about June 13, 2003, the Company provided IBM notice that IBM's UNIX license agreement with the Company that underlies IBM's AIX software was terminated.

        On or about June 16, 2003, the Company filed an amended complaint in the IBM case. The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims. Most importantly, the amended complaint raises new allegations regarding IBM's actions and breaches through the actions of Sequent Computer Systems, Inc. ("Sequent") which IBM acquired. The Company alleges that the Sequent agreement was breached in several ways similar to those set forth above and it seeks damages flowing from those breaches. The Company also seeks injunctive relief on several of its claims.

        IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial. The Company has filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses. In its counterclaim, as amended on September 25, 2003, IBM asserts that the Company does not have the right to terminate IBM's UNIX license or assert claims based on the Company's ownership of UNIX intellectual property against IBM or others in the Linux community. In addition, IBM asserts that the Company has breached the GNU General Public License and has infringed certain patents held by IBM. IBM's counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license and patent infringement. Discovery is ongoing in the case. The Company intends to vigorously defend these counterclaims.

Red Hat, Inc.

        On or about August 4, 2003, Red Hat, Inc. ("Red Hat") filed a complaint against the Company in the United States District Court for the District of Delaware. Red Hat asserts that the Linux operating system does not infringe on the Company's UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.

        On or about September 15, 2003, the Company filed a motion to dismiss the Red Hat complaint. The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement. The motion to dismiss further asserts that Red Hat's claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity. Red Hat has filed an opposition to the Company's motion to dismiss, but the court has not ruled on the motion. The Company intends to vigorously defend this action.

IPO Matter

        The Company is an issuer defendant in a series of class action lawsuits, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding ("MOU") with the intent of settling the dispute between the plaintiffs and the issuers. The Company has executed this MOU and has been advised that almost all (if not all) of the issuers have elected to proceed under the MOU. The MOU is still subject to court approval and the preparation of appropriate settlement documents. If the settlement is approved by the court and settlement agreements can be entered into by the parties, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to the Company and its individuals.

        The Company has notified its underwriters and insurance companies of the existence of the claims. Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial position. As of October 31, 2003, the Company has paid or accrued the full retention amount of $200,000 under its insurance coverage.

Other Matters

        In April 2003, a former Indian distributor of the Company filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that the Company trade in India only through the distributor until the claim is paid. The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. Management has engaged local counsel who has advised that it is likely that the current claims will fail, but that the distributor will continue to pursue its claims either in the Indian courts or in the U.S. courts. Discovery has commenced and initial hearings have been held. The Company intends to vigorously defend this action.

        Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses may be substantial. The ultimate outcome or potential effect of the Company's results of operations or financial position as a result of the above-mentioned matters is not currently known or determinable.

        The Company is a party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from its SCOsource initiative. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

Operating Lease Agreements

        Future minimum lease payments under non-cancelable operating leases as of October 31, 2003 were as follows (in thousands):

Operating Leases
Year ending October 31,
2004	$2,736
2005	2,282
2006	1,547
2007	1,002
2008	332
Thereafter	18

Total minimum payments	$7,917

        Total rent expense for all of the Company's operating leases was $3,170,000, $3,799,000 and $3,182,000 for fiscal years 2003, 2002 and 2001, respectively.

Arrangement with Law Firms

        On February 26, 2003, the Company entered into an arrangement with Boies, Schiller & Flexner LLP and other firms to investigate and review the Company's UNIX intellectual property rights. This arrangement was later modified on November 17, 2003 and December 8, 2003. The engagement with the law firms now includes the defense work related to counter suits and other retaliatory actions against the Company and lawsuits against end users violating the Company's intellectual property and contractual rights. The law firms are also representing the Company in its lawsuit against Novell (see Note 17).

        In addition to receiving fees at reduced hourly rates, the Company's agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of the Company's intellectual property rights. These events may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of the Company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees and the Company's agreement with the law firms may also be construed to include contingency fee payments in connection with the Company's issuance of equity securities. Future payments payable to the law firms under this arrangement may be significant.

        During fiscal year 2003, the Company incurred $8,956,000 related to this arrangement as contingency fees to these law firms in connection with the issuance of shares of the Company's

Series A Convertible Preferred Stock. This charge consisted of a non-cash charge of $7,956,000 related to the issuance of 400,000 shares of the Company's common stock and a $1,000,000 cash payment that was accrued as of October 31, 2003, and paid subsequent to year-end.

(12) RESTRUCTURING PLANS

        The Company's board of directors has adopted restructuring plans to reduce facilities and personnel. These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees during each of the years ended October 31, 2003, 2002 and 2001.

        In connection with these restructurings, the Company incurred the following (in thousands):

        The detail of the restructuring charges for fiscal years 2003, 2002 and 2001, are as follows (in thousands):

Fiscal 2001	Balance at November 1, 2000	Additions	Adjustments		Utilization	Balance at October 31, 2001
Severance and related	$—	$2,346	$—		$(1,654)	$692
Facilities	—	784	1,507	*	(239)	2,052

Total	$—	$3,130	$1,507		$(1,893)	$2,744

        *The facilities adjustment of $1,507,000 was recorded in connection with the Company's acquisition of The Santa Cruz Operation.

Fiscal 2002	Balance at November 1, 2001	Additions	Adjustments		Utilization	Balance at October 31, 2002
Severance and related	$692	$4,053	$—		$(4,185)	$560
Facilities	2,052	4,236	(1,561)	*	(2,610)	2,117

Total	$2,744	$8,289	$(1,561)		$(6,795)	$2,677

        *The facilities adjustment of $1,561,000 was the result of successfully re-negotiating an existing lease commitment.

Fiscal 2003	Balance at November 1, 2002	Additions	Adjustments	Utilization	Balance at October 31, 2003
Severance and related	$560	$1,586	$(273)	$(1,873)	$—
Facilities	2,117	—	(815) *	(954)	348

Total	$2,677	$1,586	$(1,088)	$(2,827)	$348

        * The facilities adjustment of $815,000 was the result of successfully negotiating out of lease commitments in connection with Company's winding down of the SCO Group, Ltd.

        Amounts to be paid for restructurings are recorded as accrued liabilities.

(13) RELATED PARTY TRANSACTIONS

The Santa Cruz Operation

        As discussed in Note 3, the Company acquired certain assets, liabilities and operations from The Santa Cruz Operation during fiscal year 2001. Prior to the acquisition, the Company and The Santa Cruz Operation had entered into a strategic business agreement that provided for certain joint marketing activities between the parties. Additionally, both parties entered into a distribution agreement to sell each other's products. During fiscal year 2001, the Company paid to The Santa Cruz Operation $1,069,000 for the purchase of products that were sold to the Company's customers.

        Subsequent to the acquisition, the Company and The Santa Cruz Operation have paid certain operating costs on each other's behalf, mostly pertaining to activities in foreign operations. On a monthly basis, each party submitted the actual operating costs for reimbursement. Transactions between the two companies decreased significantly through fiscal year 2002, and as of October 31, 2003 and 2002, the Company had no amounts receivable or payable with The Santa Cruz Operation. The Company and The Santa Cruz Operation had no transactions during fiscal year 2003.

Canopy

        The chairman of the Company's board of directors is the president and chief executive officer and a director of Canopy. Additionally, another director of the Company is the chief financial officer of Canopy. As of October 31, 2003, Canopy owned approximately 40 percent of the Company's issued and outstanding common stock.

        In connection with the Company's acquisition of Vultus (see Note 3), the Company assumed the obligations of Vultus under two secured notes payable to Canopy totaling $1,073,000. In connection with the assumption of the notes payable to Canopy, Canopy agreed to accept the issuance of approximately 138,000 shares of the Company's common stock in full satisfaction of the obligations. The Company also issued Canopy approximately 37,000 shares of its common stock as part of the purchase price for the acquisition. Canopy was a stockholder and significant debt holder of Vultus.

        On April 30, 2003, the Company and Center 7, Inc. ("C7") entered into a Marketing and Distribution Master Agreement (the "Marketing Agreement") and an Assignment Agreement. On October 2, 2003, C7 assigned the Assignment Agreement to Vintela, Inc. ("Vintela") and Vintela and the Company entered into a new marketing agreement (the "Vintela Agreement"). Both C7 and Vintela are majority owned by Canopy. Under the Vintela Agreement, the Company was appointed as a worldwide distributor for Vintela products and will co-brand, market and distribute these products.

        Under the Assignment Agreement, the Company assigned to C7 copyright applications, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the "Assigned Software"). As consideration for this assignment, C7 issued and Vintela assumed, a $500,000 non-recourse promissory note payable to the Company, secured by the Assigned Software. This note is due on April 30, 2005 with interest payable at a rate of one percent above the prime rate as reported in the Wall Street Journal.

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

        During fiscal year 2002, the Company entered into an operating lease agreement with Canopy for office space for its headquarters in Utah. The lease extends through December 2007 and the Company pays Canopy for rent and related expenses. During fiscal year 2003, the Company paid Canopy approximately $639,000 and paid Canopy approximately $348,000 during fiscal year 2002.

Sales Force.com

        The chief financial officer for Sales Force.com was a member of the Company's board of directors until December 22, 2003. During the year ended October 31, 2003, the Company entered into a leasing agreement to use one of Sales Force.com's products to run its internal sales and marketing planning, lead generation and customer tracking ("CRM") system. Payments to Sales Force.com were approximately $117,000 during fiscal year 2003.

(14) EMPLOYEE BENEFIT PLAN

        The Company maintains a 401(k) plan through which eligible participants may elect to make contributions to the plan, subject to certain limitations under the Internal Revenue Code. Under the terms of the plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During fiscal years 2003, 2002 and 2001, the Company contributed $206,000, $597,000 and $301,000, respectively, to the plan for matching contributions.

(15) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

        The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customer's financial condition and requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable and such losses have been within management's expectations.

        As of October 31, 2003, the Company had no customers who made up more than 10 percent of the ending accounts receivable balance.

        During the year ended October 31, 2003, two significant customers, Microsoft and Sun, accounted for approximately 21 percent and 12 percent of the Company's revenue. During fiscal years 2002 and 2001, no single customer accounted for more than ten percent of the Company's total revenue.

(16) SEGMENT INFORMATION

        The Company's resources are allocated and operating results managed to the operating income (loss) level for each of the Company's geographic units, Americas and International. For purposes of the segment disclosure, the Company's International group has been segmented into EMEA (Europe, Middle East and Africa) and Asia. The revenue, cost of revenue and direct sales and marketing expenses of each group are specifically tracked. Costs of corporate marketing, research and development and general and administration are allocated to each segment based on the segments percentage of total revenue.

        It is impractical to provide historical segment operating expense information for fiscal year 2001 as internal information was not tracked and recorded in this format. Information for the Company's segments is as follows for fiscal year 2003 and 2002, respectively (in thousands):

	Fiscal Year 2003
Fiscal Year 2003
	Americas	EMEA	Asia	Corporate	Total
Revenue	$29,175	$18,539	$5,585	$25,955	$79,254,
Cost of revenue	5,593	3,668	819	9,842	19,922

Gross margin	23,582	14,871	4,766	16,113	59,332

Sales and marketing	9,624	11,539	3,129	100	24,392
Research and development	5,806	3,710	1,102	394	11,012
General and administrative	3,280	2,091	626	233	6,230
Other	—	—	—	14,262	14,262

Total operating expenses	18,710	17,340	4,857	14,989	55,896

Income (loss) from operations	$4,872	$(2,469)	$(91)	$1,124	$3,436

	Fiscal Year 2002
Fiscal Year 2002
	Americas	EMEA	Asia	Corporate	Total
Revenue	$32,973	$24,086	$7,182	$—	$64,241
Cost of revenue	11,160	5,541	1,615	—	18,316

Gross margin	21,813	18,545	5,567	—	45,925

Sales and marketing	12,837	12,253	4,464	—	29,554
Research and development	9,001	6,591	1,966	—	17,558
General and administrative	4,767	3,498	1,042	—	9,307
Other	—	—	—	13,682	13,682

Total operating expenses	26,605	22,342	7,472	13,682	70,101

Loss from operations	$(4,792)	$(3,797)	$(1,905)	$(13,682)	$(24,176)

        Revenue for the Company's segments for fiscal year 2001 is as follows (in thousands):

2001
Revenue:
Americas	$21,103
EMEA	14,835
Asia	4,503

Total revenue	$40,441

        Long-lived assets, which include property and equipment as well as goodwill and intangible assets, by location consists of the following as of October 31, 2003 and 2002 (in thousands):

	2003	2002
Long-lived assets:
United States	$11,234	$12,866
International	366	413

Total long-lived assets	$11,600	$13,279

(17) SUBSEQUENT EVENT

        On January 20, 2004, the Company filed suit against Novell, Inc. for slander of title seeking relief from Novell's alleged bad faith effort to interfere with the Company's rights with respect to UNIX and UnixWare. Novell has not yet responded to the Company's complaint.

        Among the Company's allegations in the suit against Novell, it alleges:

  •
  Novell has improperly filed copyright registrations in the United States Copyright Office for UNIX technology covered by the Company's copyrights,

  •
  Novell has made false and misleading public claims that it, and not our company, owns the UNIX and UnixWare copyrights,

  •
  Novell has made false statements with the intent to cause customers and potential customers to not do business with the Company,

  •
  Novell has attempted, in bad faith, to block the Company's ability to enforce our copyrights, and

  •
  Novell's false and misleading representations that it owns the UNIX and UnixWare copyrights has caused the Company irreparable harm to its copyrights, business, and reputation.

        In the lawsuit, the Company requests preliminary and permanent injunctive relief as well as damages. The injunction would require Novell to assign to the Company all copyrights that the Company believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights, and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

This report is a copy of the previously issued Arthur Andersen LLP report, which has not been reissued since Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Caldera International, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the 2001 consolidated financial statements of Caldera International, Inc. and subsidiaries and have issued our report thereon dated November 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Salt Lake City, Utah
November 30, 2001

THE SCO GROUP, INC.
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended October 31, 2003	$348	$296	$(414	)(a)	$230
Year ended October 31, 2002	362	198	(212	)(a)	348
Year ended October 31, 2001	312	470	(420	)(a)	362
Inventory reserves:
Year ended October 31, 2003	115	—	(96	)(b)	19
Year ended October 31, 2002	269	18	(172	)(b)	115
Year ended October 31, 2001	284	275	(290	)(b)	269
Allowance for sales returns:
Year ended October 31, 2003	1,055	1,958	(2,194	)(c)	819
Year ended October 31, 2002	2,199	2,602	(3,746	)(c)	1,055
Year ended October 31, 2001	364	2,270	(435	)(c)	2,199
Restructuring accrual:
Year ended October 31, 2003	1,787	1,586	(3,025	)(d)	348
Year ended October 31, 2002	1,405	8,289	(7,907	)(d)	1,787
Year ended October 31, 2001	—	3,130	(1,725	)(d)	1,405

(a)
Represents write-offs of uncollectible accounts receivable

(b)
Represents inventory destroyed or scrapped

(c)
Represents product returns, product sell-through or transfers to deferred revenue

(d)
Represents cash payments and adjustments to initial accruals

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        Changes in internal control over financial reporting.    During the most recent fiscal quarter ended October 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to this item is set forth under "Executive Officers and Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders (the "Proxy Statement"). Such information is incorporated herein by reference.

Item 11. Executive Compensation

        Information with respect to this item is set forth under "Historical Compensation of the Company" in the Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information with respect to this item is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information with respect to this item is set forth under "Principal Accountant Fees and Services" in the Proxy Statement. Such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 50 of this report.

(2)
Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 50 of this report.

(3)
Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization by and among Caldera Systems, Inc., Caldera International, Inc., now known as The SCO Group, Inc. (the "Registrant"), and The Santa Cruz Operation, Inc., and related amendments (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-45936)).
3.1
Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.5
Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
10.1	1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-94351)).
10.2	1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.4 through 10.8 of the Registrant's Registration Statement on Form S-4 (File No. 333-45936)).
10.3	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-45936)).
10.4
Amendment No. 4 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

10.5	2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).
10.6	Office Sublease Agreement by and among the Registrant, Canopy Properties, Inc. and Gateway Technology Center, LLC, dated January 10, 2002.
10.7	First Amendment to Office Sublease Agreement by and among the Registrant and Canopy Properties, Inc., dated September 15, 2003.
10.8	Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2002.
10.9	First Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated February 13, 2003.
10.10	Second Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2003.
10.11	Warrant to Purchase Shares of Common Stock issued by the Registrant to Morgan Keegan & Company, Inc., dated August 16, 2002.
10.12	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated March 11, 2003.
10.13	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated July 31, 2003.
10.14	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated October 31, 2003.
10.15	Independent Contractor Agreement by and among the Registrant and S2 Strategic Consulting, LLC, dated July 1, 2003.
10.16	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, S2 Strategic Consulting, LLC, dated July 1, 2003.
10.17
Severance Agreement between Ransom H. Love and Caldera International, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (000-29911)).
10.18
Securities Purchase Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).
10.19
Registration Rights Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).
10.20
Engagement Agreement dated February 26, 2003 among the Registrant, Boies Schiller & Flexner LLP, Angelo, Barry & Boldt, P.A. and Berger Singerman (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2003 (000-29911)).

10.21
Letter Amending Engagement Agreement dated November 17, 2003 from Darl C. McBride, President and Chief Executive Officer of the Registrant, to David Boies of Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 9, 2003 (000-29911)).
10.22
Letter Agreement dated December 8, 2003 among the Registrant, BayStar Capital II, L.P., Royal Bank of Canada and Acknowledged by Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).
10.23
Asset Purchase Agreement dated June 6, 2003 between the Registrant and Vultus, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-106885)).
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Arthur Andersen LLP, Independent Public Accountants
31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert K. Bench, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert K. Bench, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        On October 17, 2003, the Company filed a report on Form 8-K announcing the completion of a $50,000,000 private placement of Series A Convertible Preferred Stock.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2004.

THE SCO GROUP, INC.
By:	/s/ ROBERT K. BENCH Robert K. Bench Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ DARL C. MCBRIDE Darl C. McBride	President, Chief Executive Officer and Director	January 28, 2004
Principal Financial and Accounting Officer:
/s/ ROBERT K. BENCH Robert K. Bench	Chief Financial Officer	January 28, 2004
Additional Directors:
/s/ RALPH J. YARRO III Ralph J. Yarro III	Chairman of the Board	January 28, 2004
/s/ DARCY G. MOTT
Darcy G. Mott	Director	January 28, 2004
/s/ EDWARD E. IACOBUCCI Edward E. Iacobucci	Director	January 28, 2004
/s/ THOMAS P. RAIMONDI Thomas P. Raimondi	Director	January 28, 2004
/s/ R. DUFF THOMPSON R. Duff Thompson	Director	January 28, 2004
/s/ K. FRED SKOUSEN K. Fred Skousen	Director	January 28, 2004
/s/ DANIEL W. CAMPBELL Daniel W. Campbell	Director	January 28, 2004