Form 10-Q
period 2004-01-31
SCO GROUP INC
filed 2004-03-16
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2004

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

YES ☒ NO ☐

As of March 10, 2004, there were 14,414,606 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	January 31, 2004	October 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,945	$64,428
Restricted cash	550	2,025
Available-for-sale securities	6,762	4,095
Accounts receivable, net of allowance for doubtful accounts of $231 and $230, respectively	9,151	9,282
Other current assets	1,864	2,450
Total current assets	76,272	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,658	3,482
Leasehold improvements	626	608
Furniture and fixtures	206	189
	4,490	4,279
Less accumulated depreciation and amortization	(3,439)	(3,131)
Net property and equipment	1,051	1,148

OTHER ASSETS:
Goodwill	1,166	1,166
Intangibles, net	8,415	9,286
Other assets, net	1,311	1,072
Total other assets	10,892	11,524

Total assets	$88,215	$94,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,418	$1,978
Royalty payable to Novell, Inc.	550	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,583	4,752
Accrued liabilities	5,609	3,754
Derivative related to redeemable convertible preferred stock	11,600	15,224
Deferred revenue	6,952	5,501
Other royalties payable	308	523
Taxes payable	966	799
Total current liabilities	38,942	45,112

LONG-TERM LIABILITIES	578	508

MINORITY INTEREST	145	145

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 50 and 50 shares outstanding, respectively (Note 5)	29,671	29,671

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized,	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 14,340 and 13,824 shares outstanding, respectively	14	14
Additional paid-in capital	219,449	218,690
Warrants outstanding	1,099	1,099
Deferred compensation	(237)	(347)
Accumulated other comprehensive income	917	926
Accumulated deficit	(202,363)	(200,866)
Total stockholders’ equity	18,879	19,516

Total liabilities and stockholders’ equity	$88,215	$94,952

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended January 31,
	2004	2003

REVENUE:
Products	$9,712	$11,090
SCOsource licensing	20	—
Services	1,660	2,450
Total revenue	11,392	13,540

COST OF REVENUE:
Software and related products Products	888	1,186
SCOsource licensing	3,440	—
Services	1,322	1,692
Total cost of revenue Total cost of revenue	5,650	2,878

GROSS MARGIN	5,742	10,662

OPERATING EXPENSES:
Sales and marketing (exclusive of non-cash Sales and marketing (exclusive of stock-based compensation of $18 and $34, respectively)	5,021	6,440
Research and development Research and development (exclusive of stock-based compensation of $12 and $23, respectively)	2,707	2,650
General and administrative General and administrative (exclusive of stock-based compensation of $172 and $155, respectively)	2,194	1,650
Restructuring charges (reversals)	—	(252)
Amortization of intangibles	787	700
Stock-based compensation	202	212
Total operating expenses Total operating expenses	10,911	11,400

LOSS FROM OPERATIONS	(5,169)	(738)

EQUITY IN INCOME (LOSSES) OF AFFILIATES	37	(25)

OTHER INCOME (EXPENSE):
Interest income	270	39
Change in fair value of derivative (Note 5)	3,624	—
Other income (expense), net	(131)	5
Total other income, net	3,763	44

LOSS BEFORE INCOME TAXES	(1,369)	(719)

PROVISION FOR INCOME TAXES	(128)	(5)

NET LOSS	(1,497)	(724)

DIVIDENDS ON SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK	(756)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,253)	$(724)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.16)	$(0.06)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	13,824	11,244

OTHER COMPREHENSIVE LOSS
Net loss	$(1,497)	$(724)
Unrealized loss on available-for-sale securities	(19)	—
Foreign currency translation adjustment	10	157
COMPREHENSIVE LOSS	$(1,506)	$(567)

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended January 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,497)	$(724)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	(3,624)	—
Amortization of intangibles (including $84 and $85 classified as cost of revenue)	871	785
Depreciation and other amortization	252	341
Stock-based compensation	202	212
Equity in (income) losses of affiliates	(37)	25
Changes in operating assets and liabilities
Accounts receivable, net	131	(867)
Other current assets	586	1,906
Other assets	(202)	(94)
Accounts payable	(560)	(416)
Accrued payroll and benefits	(1,169)	(1,046)
Accrued compensation to law firms	(2,600)	—
Accrued liabilities	1,855	(1,022)
Deferred revenue	1,451	(254)
Other royalties payable	(215)	(68)
Taxes payable	167	(191)
Long-term liabilities	70	(195)
Net cash used in operating activities	(4,319)	(1,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131)	(17)
Purchase of available-for-sale securities	(4,035)	—
Proceeds from available-for-sale securities	1,368	—
Investment in non-marketable securities	—	(350)
Net cash used in investing activities	(2,798)	(367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESP program	370	57
Proceeds from exercise of common stock options	297	124
Net cash provided by financing activities	667	181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,450)	(1,794)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(33)	147
CASH AND CASH EQUIVALENTS, beginning of period	64,428	6,589
CASH AND CASH EQUIVALENTS, end of period	$57,945	$4,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$67	$129

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

On May 7, 2001, Caldera International, Inc. (“Caldera”) was formed as a holding company to own Caldera Systems and to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of The Santa Cruz Operation, now known as Tarantella, Inc., pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of August 1, 2000, as amended.  Under the Reorganization Agreement, Caldera acquired the tangible and intangible assets used in the server and professional services groups, including all of the capital stock of certain of The Santa Cruz Operation’s subsidiaries.  In connection with the formation of Caldera, Caldera Systems became a wholly-owned subsidiary of Caldera.  All shares of Caldera Systems’ common stock, as well as options to purchase shares of Caldera Systems’ common stock, were converted into the same number of shares of common stock of Caldera and options to purchase shares of common stock of Caldera.

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

The Company’s business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market.  In January 2003, the Company established its SCOsource division and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system. The Company acquired the intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates, as discussed in the Company’s most recent annual report on Form 10-K, include, among others, revenue recognition, allowances for doubtful accounts receivable, determination of fair value of the derivative associated with the Company’s previously issued shares of redeemable Series A Convertible Preferred Stock, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9 and Staff Accounting Bulletin (“SAB”) No. 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales by source code original equipment manufacturers (“OEMs”); (ii) service and support revenue, primarily from providing support and education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

The majority of the Company’s revenue transactions relate to product-only sales.  On occasion, the Company has revenue transactions that have multiple elements (i.e., delivered and undelivered products, maintenance and other services).  For software agreements that have multiple elements, the Company allocates revenue to each component of the contract based on the relative fair value of the elements.  The fair value of each element is based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  The Company recognizes revenue allocated to undelivered products when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and recognized in future periods and the remaining portion of the license fee is recognized in the current period as product revenue.

The Company recognizes product revenue from OEM’s upon receipt of sales-out royalty reports and recognizes revenue from maintenance fees for ongoing customer support ratably over the period of the maintenance contract.  Payments for maintenance fees are generally made in advance and are non-refundable.  Revenue from education and consulting services is recognized as the related services are performed.

The Company’s SCOsource licensing revenue to date has been generated from license agreements to utilize the Company’s UNIX source code as well as from intellectual property compliance licenses.  The Company recognizes revenue from SCOsource licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments are received.

Hedging of Foreign Currency Transactions

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities.  The Company does not use forward exchange contracts for speculative or trading purposes.  The Company’s accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions.  The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions.  Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of January 31, 2004, the Company had one foreign exchange contract with a maturity of approximately 30 days to sell an aggregate of 650,000 United Kingdom pounds for approximately $1,170,000 U.S. dollars.  As of January 31, 2004, the Company had no outstanding instruments accounted for as hedges.

Cash and Cash Equivalents and Available-for-Sale Securities

The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents.  Cash and cash equivalents were approximately $57,945,000 as of January 31, 2004, which primarily consisted of investments in money market funds and commercial paper.

The following table shows the cost, realized gain or loss and fair market value of the Company’s cash equivalents and available-for-sale securities as of January 31, 2004 (in thousands):

	Cost	Realized Gains (Losses)	Fair Market Value

Commercial paper	$40,261	$10	$40,271
Corporate notes	14,594	(5)	14,589
Money market	1,335	—	1,335
U.S. Government agencies	4,881	(1)	4,880
Total	$61,071	$4	$61,075

Available-for-sale securities as of January 31, 2004 included government agencies, corporate notes, money market funds, and corporate debt.  Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss).  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.  As of January 31, 2004, available-for-sale securities consisted of the following maturities (in thousands):

2004
Maturity date
3 – 6 months	$—
6 – 12 months	1,446
> 12 months	5,316
Total	$6,762

Net Income (Loss) per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options, restricted stock awards, issued shares of redeemable Series A Convertible Preferred Stock and warrants to acquire common stock.

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2003

Numerator:
Net loss applicable to common stockholders	$(2,253)	$(724)

Denominator:
Weighted average common shares outstanding	13,824	11,244

Basic and diluted EPS	$(0.16)	$(0.06)

Excluded anti-dilutive common share equivalents	6,548	3,986

Pro Forma Fair Value of Stock-based Compensation

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board (“APB”) No. 25.  Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock.

Statements of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation,” requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method.  The fair value for the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

With respect to stock options, restricted stock awards granted and employee stock purchase program (“ESPP”) shares purchased during the three months ended January 31, 2004 and 2003, the assumptions used are listed in the following table:

	Three Months Ended January 31,
	2004	2003
Risk-free interest rate	2.4%	2.2%
Expected dividend yield	0.0%	0.0%
Volatility	73.4%	81.9%
Expected exercise life (in years)	3.1	3.3

For purposes of the pro forma disclosure, the estimated fair value of the stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net loss and the net loss per diluted common share for the three months ended January 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2003

Net loss applicable to common stockholders:
As reported	$(2,253)	$(724)
Stock-based compensation as reported	202	212
Stock-based compensation under fair value method	(503)	(678)
Pro forma net loss	$(2,554)	$(1,190)

Net loss applicable to common stockholders per diluted common share:
As reported	$(0.16)	$(0.06)
Pro forma	$(0.18)	$(0.11)

(3)   INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are assessed annually for impairment.  The Company adopted SFAS No. 142 on November 1, 2001, the beginning of fiscal year 2002.  All of the Company’s identifiable intangible assets are deemed to have finite lives and are amortized over their remaining useful lives.

Upon adoption of SFAS 142, the Company reassessed the useful lives of its intangible assets.  The following table summarizes the components of amortized intangible assets and their useful lives as of January 31, 2004 (in thousands):

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	5 years	$11,626	$5,252	$6,374
Acquired technology	5 years	1,687	761	926
Acquired technology	2 years	1,555	583	972
Trade name	5 years	262	119	143
Total intangible assets		$15,130	$6,715	$8,415

The carrying amount of goodwill as of January 31, 2004 was $1,166,000 related to the Company’s acquisition of substantially all the assets of Vultus, Inc., a web services business, in fiscal year 2003.  The Company performed an impairment analysis as of January 31, 2004 in accordance with SFAS No. 142, and determined that the goodwill reported in the accompanying condensed consolidated balance sheets was not impaired.  However, events and circumstances may change in future periods that may require to the Company to record an impairment charge related to the goodwill.

(4)   RESTRUCTURING PLANS

The Company’s board of directors has adopted restructuring plans to reduce facilities and personnel.  These restructuring plans have resulted in the Company recording restructuring accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.  There were no restructuring activities undertaken during the three months ended January 31, 2004.  The following table summarizes the activity related to the restructuring accruals during the three months ended January 31, 2004 (in thousands):

	Balance as of October 31, 2003	Additions	Adjustments	Utilization	Balance as of January 31, 2004

Facilities	$348	$—	$—	$(53)	$295

The remaining restructuring accrual relates to costs associated with one facility that has future lease payments extending through June 2005.

(5)   REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

On October 16, 2003, the Company issued 50,000 shares of its redeemable Series A Convertible Preferred Stock (the “Series A”) for $1,000 per share.  The net proceeds from the sale of the Series A were $47,740,000.  The value of the Series A is classified outside of permanent equity because of certain redemption features that are outside the control of the Company.   As described in Note 10, on February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company’s redeemable Series A-1 Convertible Preferred Stock and, as a result, no Series A shares remain outstanding as of February 5, 2004.

The terms of the Series A include a number of redemption provisions that represent a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined that the conversion feature to allow the holders of the Series A to acquire common shares was an embedded derivative that does not qualify as a scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”  This required the Company to record at fair value and mark-to-market the fair value of the derivative.  Changes in the fair value of the derivative are recorded in the Company’s statement of operations.  As of October 16, 2003, the Company, through the assistance of an independent valuation firm, determined the initial fair value of the derivative was $18,069,000.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as other income in the statement of operations for fiscal year 2003.

As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as other income in the statement of operations for three months ended January 31, 2004.  Assumptions used to value the derivative as of January 31, 2004 included a term of three years, fair value of common stock of $14.37 and an interest rate for similar securities of 15 percent.

Dividends will be paid after the first anniversary of the closing and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed

12 percent per annum.  The Company has the option of paying dividends in cash or shares of the Series A, subject to certain limitations.  Because dividends are not payable during the first year the Series A is outstanding, the Company has accrued dividends of $756,000 for three months ended January 31, 2004, which reduced earnings to common stockholders.  These dividends are in addition to $123,000 in accrued dividends recorded in fiscal year 2003.

Subject to certain limitations, each holder of the Series A will have the right to convert, at the option of the holder, at any time, into shares of the Company’s common stock at a stated conversion price of $16.93 per share, subject to stock splits, stock dividends or other occurrences.  The Company has the ability to force conversion of the Series A at any time the Company’s common stock price exceeds 150 percent of the then prevailing conversion price per share for 20 consecutive trading days, provided the Company satisfies certain other requirements.

The Company was required to file a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon conversion of the Series A.  This registration statement was declared effective by the Securities and Exchange Commission on February 25, 2004.

(6)   COMMITMENTS AND CONTINGENCIES

Litigation

IBM, Corporation

On or about March 6, 2003, the Company filed a complaint against IBM Corporation (“IBM”).  The action is currently pending in the United States District Court for the District of Utah.  The complaint includes claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The complaint also alleges that IBM obtained information concerning the UNIX source code and derivative works from the Company and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  As a result of IBM’s breach of contract and unfair competition and the marketplace injury sustained by the Company, it is requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial.  On or about June 13, 2003, the Company delivered to IBM a notice of termination of IBM’s UNIX license agreement with the Company, which license underlies IBM’s AIX software.

On or about June 16, 2003, the Company filed an amended complaint in the IBM case.  The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the actions of Sequent Computer Systems, Inc. (“Sequent”), which IBM acquired.  The Company alleges that the Sequent agreement was breached in several ways similar to those set forth above and it seeks damages flowing from those breaches.  The Company also seeks injunctive relief on several of its claims.

IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial.  The Company has filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.  In its counterclaim, as amended on September 25, 2003, IBM asserts that the Company does not have the right to terminate IBM’s UNIX license or assert claims based on the Company’s ownership of UNIX intellectual property against IBM or others in the Linux community.  In addition, IBM asserts that the Company has breached the GNU General Public License and has infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license and patent infringement.  Discovery is ongoing in the case.  The Company intends to vigorously defend these counterclaims.

On February 4, 2004, the Company filed a motion for leave to file amended pleadings in the case proposing to amend its complaint against IBM and to modify its affirmative defenses against IBM’s counterclaims.  On February 25, 2004, the court granted the Company’s motion for leave.  The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM has not yet responded to the second amended complaint.

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

On or about September 15, 2003, the Company filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserts that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity.  Red Hat has filed an opposition to the Company’s motion to dismiss, but the court has not ruled on the motion.  The Company intends to vigorously defend this action.

Novell, Inc.

On or about January 20, 2004, the Company brought suit against Novell, Inc. for slander of title seeking relief for Novell’s alleged bad faith efforts to interfere with the Company’s copyrights related to its UNIX source code and derivative works and its UnixWare product.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  The injunction would require Novell to assign to the Company all copyrights that it believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.  Novell has not yet answered the Company’s complaint but has filed with the United States District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah.  Neither court has ruled on these actions.   Novell also filed a motion to dismiss the Company’s complaint claiming it never transferred the copyrights to The Santa Cruz Operation.  The Company has filed a response to Novell’s motion to dismiss and has also filed a motion to remand the case back to the state court.  The court has not ruled on these motions.  The Company plans to vigorously pursue its claims against Novell.

IPO Matter

The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under one action.  The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding (“MOU”) with the intent of settling the dispute between the plaintiffs and the issuers.  The Company has executed this MOU and has been advised that almost all (if not all) of the issuers have elected to proceed under the MOU.  The MOU is still subject to court approval and the preparation of appropriate settlement documents.  If the settlement is approved by the court and settlement agreements can be entered into by the parties, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to the Company and its individuals.

The Company has notified its underwriters and insurance companies of the existence of the claims.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.  As of January 31, 2004, the Company has paid or accrued the full retention amount of $200,000 under its insurance coverage.

Other Matters

In April 2003, a former Indian distributor of the Company filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that the Company trade in India only through the distributor until the claim is paid. The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  Management has engaged local counsel who has advised that it is likely that the current claims will fail, but that the distributor will continue to pursue its claims either in the Indian courts or in the U.S. courts.  Discovery has commenced and initial hearings have been held and are ongoing.  The Company intends to vigorously defend this action.

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

Arrangement with Law Firms

On or about February 26, 2003, the Company entered into an arrangement with Boies, Schiller & Flexner LLP and other firms to investigate and review the Company’s UNIX intellectual property rights.  This arrangement was later modified on November 17, 2003 and December 8, 2003.  The engagement with the law firms now includes the defense work related to counter suits and other retaliatory actions against the Company and lawsuits against end users violating the Company’s intellectual property and contractual rights.  The law firms are also representing the Company in its lawsuits against IBM and Novell and in the end user lawsuits described below in Note 10.

In addition to receiving fees at reduced hourly rates, the Company’s agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of the Company’s intellectual property rights.  These events may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of the Company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Additionally, the Company’s agreement with the law firms may also be construed to include contingency fee payments in connection with the Company’s issuance of equity securities.  Future payments payable to the law firms under this arrangement may be significant.

(7)   STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table details the components of stock-based compensation for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31,
	2004	2003

Amortization of stock-based compensation	$110	$156
Options and shares for services	—	56
Modifications to options	92	—
Total	$202	$212

During the three months ended January 31, 2004, the Company granted options to purchase 49,000 shares of common stock with an average exercise price of $16.08 per share.  None of these stock options was granted with an exercise price below the quoted market price on the date of grant.  During the three months ended January 31, 2004, options to purchase approximately 175,000 shares of common stock were exercised with an average exercise price of $1.69 per share.  As of January 31, 2004, there were approximately 3,505,000 stock options outstanding with a weighted average exercise price of $3.98 per share.

During the quarter ended January 31, 2004, the Company modified an option grant to one of its board members.  The Company recognized compensation expense of approximately $92,000 related to the modification of this option.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan, as amended, was adopted by the board of directors on February 15, 2000 and was approved by the stockholders on March 1, 2000.  The plan is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions.  A participant may contribute up to 10 percent of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant’s behalf on each semi-annual purchase date (the last business day in May and November).  The purchase price per share will be 85 percent of the lower of the fair market value of the Company’s common stock on the participant’s entry date into the offering period or the fair market value on the semi-annual purchase date.

The Company’s board of directors may at any time amend or modify the plan.  The plan will terminate no later than the last business day in April 2010.

On November 28, 2003, employees participating in the Company’s employee stock purchase plan acquired approximately 341,000 shares of the Company’s common stock at an average purchase price of $1.09 per share.

(8)   SIGNIFICANT CUSTOMERS

During the three months ended January 31, 2004, Tech Data Corporation accounted for approximately 10 percent of total revenue.  During the three months ended January 31, 2003, the Company did not have any customers that accounted for more than 10 percent of total revenue.

(9)   SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s two geographic units for its UNIX division and the Company’s SCOsource licensing division.  The geographic units for the UNIX division consist of the Americas division and the International division.  The revenue, cost of revenue and direct sales and marketing expenses are tracked for each division.  The costs of corporate sales and marketing, research and development and general and administration are allocated to each division based on that divisions’ percentage of total revenue.  The corporate revenue and expenses include amounts not directly attributable to a specific division.

Segment disclosures for the Company’s operating divisions are as follows for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31, 2004
	Americas	International	SCOsource	Corporate	Total

Revenue	$6,763	$4,673	$20	$(64)	$11,392
Cost of revenue	1,370	818	3,440	22	5,650
Gross margin	5,393	3,855	(3,420)	(86)	5,742
Sales and marketing	2,543	2,468	10	—	5,021
Research and development	1,597	1,083	27	—	2,707
General and administrative	1,294	878	22	—	2,194
Other	—	—	—	989	989
Total operating expenses	5,434	4,429	59	989	10,911
Loss from operations	$(41)	$(574)	$(3,479)	$(1,075)	$(5,169)

	Three Months Ended January 31, 2003
	Americas	International	SCOsource	Corporate	Total

Revenue	$7,264	$6,190	$—	$86	$13,540
Cost of revenue	1,359	1,405	—	114	2,878
Gross margin	5,905	4,785	—	(28)	10,662
Sales and marketing	2,634	3,801	—	5	6,440
Research and development	1,422	1,212	—	16	2,650
General and administrative	885	755	—	10	1,650
Other	—	—	—	660	660
Total operating expenses	4,941	5,768	—	691	11,400
Income (loss) from operations	$964	$(983)	$—	$(719)	$(738)

Long-lived assets, which include property and equipment as well as intangible assets and goodwill, by location consist of the following as of January 31, 2004 and October 31, 2003 (in thousands):

	January 31, 2004	October 31, 2003
Long-lived assets:
United States	$10,280	$11,234
International	352	366
Total long-lived assets	$10,632	$11,600

(10) SUBSEQUENT EVENTS

End User Lawsuits

On or around March 2, 2004, the Company brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of the Company’s UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone violated the Company’s UNIX copyrights by running versions of the Linux operating system that contain code, structure, sequence and/or organization from the Company’s proprietary UNIX System V code in violation of its copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of the Company’s copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.

On or around March 3, 2004, the Company brought suit against DaimlerChrysler Corporation (“DaimlerChrysler”) for its alleged violations of its UNIX software agreement with the Company.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with the Company by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by the Company.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to issue orders declaring that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award the Company damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.

Exchange Agreement with Series A Investors

On February 5, 2004, the Company completed an exchange transaction in which each outstanding share of redeemable Series A Convertible Preferred Stock was exchanged for one share of the Company’s new redeemable Series A-1 Convertible Preferred Stock.  The exchange transaction eliminated the derivative related to the redeemable Series A Convertible Preferred Stock that has been recorded as a current liability on the Company’s balance sheet and, after February 5, 2004, eliminates the charge in the Company’s quarterly statements of operations for the change in the fair value of the derivative related to the redeemable Series A Convertible Preferred Stock.  The derivative was eliminated due to certain rights and privileges included in the new redeemable Series A-1 Convertible Preferred Stock such as voting rights and rights to board representation, among others, that were not included in the redeemable Series A Convertible Preferred Stock.

The Company anticipates recording other income in the second quarter of fiscal year 2004 related to the change in the fair value of the Series A derivative between January 31, 2004 and February 5, 2004, the date on which the exchange agreement was executed.  The Company also anticipates recording a dividend in the second quarter of fiscal year 2004, related to the difference between the fair value of the new redeemable Series A-1  Convertible Preferred Stock and the carrying value of the previously issued redeemable Series A Convertible Preferred Stock and related derivative.  This dividend will reduce earnings available to common stockholders.

Stock Repurchase Program

On March 10, 2004, the Company’s board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of the Company’s common stock over the 24-month period following March 10, 2004, the time at which the repurchase program was effective.  On March 10, 2004, the Company had approximately 14,415,000 shares of common stock issued and outstanding. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

The repurchase program will allow the Company to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors.

ITEM 2.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  All information presented herein is based on our quarter ended January 31, 2004.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historical Background.  We originally incorporated as Caldera Systems, Inc., a Utah corporation (“Caldera Systems”), on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation (now known as Tarantella, Inc.).  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc.  On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.

Recent Developments. On October 16, 2003, we completed a $50,000,000 private placement of 50,000 shares of our redeemable Series A Convertible Preferred Stock and received net proceeds of approximately $47,740,000.  On February 5, 2004, we completed an exchange transaction in which each outstanding share of redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock.  The exchange transaction eliminated the derivative related to the redeemable Series A Convertible Preferred Stock that was recorded as a current liability on our balance sheet and, after February 5, 2004, eliminates the charge in our quarterly statements of operations for the change in the fair value of the derivative related to the redeemable Series A Convertible Preferred Stock.  The derivative was eliminated due to certain rights and privileges included in the new redeemable Series A-1 Convertible Preferred Stock such as voting rights and rights to board representation, among others,  that were not included in the redeemable Series A Convertible Preferred Stock.

We anticipate recording other income in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the effective date of our exchange transaction.  We also anticipate recording a dividend in the second quarter of fiscal year 2004, related to the difference between the fair value of the new redeemable Series A-1 Convertible Preferred Stock and the carrying value of the previously issued redeemable Series A Convertible Preferred Stock and related derivative.  This dividend will reduce earnings to common stockholders.

On or about January 20, 2004, we brought suit against Novell, Inc. for slander of title seeking relief for Novell’s alleged bad faith efforts to interfere with our copyrights related to its UNIX source code and derivative works and our UnixWare product.  In the lawsuit, we request preliminary and permanent injunctive relief as well as damages. The injunction would require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.  The case is currently pending in the Third Judicial District Court in Salt Lake County, Utah.  Novell has not yet answered our complaint but has filed with the United States District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah. Neither court has ruled on these actions. Novell also filed a motion to dismiss our complaint claiming it never transferred the copyrights to The Santa Cruz Operation.  We have filed a response to Novell’s motion to dismiss and have also filed a motion to remand the case back to the state court.  The court has not ruled on these motions.  We plan to vigorously pursue our claims against Novell.

On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone violated our UNIX copyrights by running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to voluntarily certify by January 31, 2004 its compliance with the UNIX software agreement as required by us.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to issue orders declaring that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.

On March 10, 2004, our board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of our common stock over a 24-month period.  Shares may be purchased in open market transactions, block purchases or privately negotiated transactions.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Business Focus

We generate revenue primarily from two sources: product and services revenue from our UNIX operating systems business and license fees from our SCOsource licensing business.

UNIX Business.  Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running on Intel architecture.  Our largest source of UNIX business revenue is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers.  We have local offices in a number of countries that provide support and services to customers and resellers in that geographic area.  The other principal channel for selling and marketing our UNIX products is through major corporations that have a large number of replicated sites or franchisees.  We access these corporations through their information technology or purchasing departments with our Area Sales Managers in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to OEMs.  Until fiscal year 2003, the majority of our revenue and our operating expenses were derived from our UNIX business.

The revenue derived from our UNIX business was $11,372,000 and $13,540,000 for the three months ended January 31, 2004 and 2003, respectively.  The revenue from this business has been declining in each of the last four years primarily as a result of increased competition from alternative operating systems, particularly Linux, lower information technology spending and the general economic slowdown.  If we are unable to generate positive cash flow and profitable operations, our UNIX operations may be adversely impacted.

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

In an effort to offset this decrease in UNIX revenue, we have decreased our operating costs and increased our gross margin percentage over the last three fiscal years.  Operating costs decreased from $11,400,000 for the three months ended January 31, 2003 to $10,911,000 for the three months ended January 31, 2004.  We have reduced the number of employees from 339 as of January 31, 2003 to 303 as of January 31, 2004, eliminated redundant facilities and reduced other discretionary spending while still preserving our worldwide infrastructure.  Our gross margin percentage from our UNIX business increased from 79 percent for the three months ended January 31, 2003, to 81 percent for the three months ended January 31, 2004.  We have accomplished this by reducing excess manufacturing and overhead costs, reducing our third-party royalty and technology costs and decreasing the number of employees in our services organization.

An important initiative for our UNIX business for our 2004 fiscal year will be continuing to maintain the level of investment in and commitment to our UNIX operating systems.  As part of this initiative, we intend to continue to invest in research and development efforts for our UNIX division for fiscal year 2004 to provide our OpenServer and UnixWare products with increased system reliability, maintain backward compatibility with existing applications and software, provide increased application support, provide additional hardware support, integrate widely used internet applications and increase system performance.  These enhancements will not have a direct impact on our short-term UNIX revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle.

SCOsource Business.  During the 2003 fiscal year, we became aware that our UNIX code and derivative works had been inappropriately included in the Linux operating system.  We believe the inclusion of our UNIX code and derivative works in Linux has been a major contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system, only minimal fees, if any, for service and maintenance.  The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

To offset the decline in our UNIX business and review the status of our UNIX licensing and sublicensing agreements, we initiated our SCOsource licensing initiatives in January 2003.  These initiatives now include, among others, seeking to enter into license agreements with UNIX vendors and implementing a worldwide program offering SCOsource intellectual property (“IP”) licenses to Linux end users allowing them to continue to use our UNIX source code and derivative works found in Linux.  Our SCOsource efforts resulted in the execution of two significant vendor license agreements during fiscal year 2003.  In fiscal year 2004, we plan to increase our SCOsource sales team as we continue to implement our SCOsource licensing strategies.

Our future success with our SCOsource initiatives and future revenue from SCOsource licenses will depend on our ability to protect our UNIX intellectual property.  We will continue to devote resources to our SCOsource initiatives, and we generally expect quarterly legal fees and other SCOsource related costs for the remaining quarters of fiscal year 2004 will be consistent with the level of costs incurred in the first quarter of fiscal year 2004,.  However, legal expenses could increase over time depending on developments in the litigation involving us, and certain events may take place that could require us to pay a 20 percent contingency fee to our law firms.  These events may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Additionally, our agreement with our law firms may also be construed to include contingency fee payments in connection with any issuance of our equity securities.

Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue.  This uncertainty represents a significant risk and challenge for us, both in the short and long term.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.  We generated minimal SCOsource revenue in the first quarter of fiscal year 2004, but anticipate that revenue from vendor licenses and IP licenses will increase throughout the remainder of fiscal year 2004.

Critical Accounting Policies

Our critical accounting policies and estimates include the following:

•                                          Revenue recognition;

•                                          Deferred income taxes and related valuation allowances;

•                                          Fair value of derivative financial instrument;

•                                          Impairment of long-lived assets; and

•                                          Allowances for doubtful accounts.

Revenue Recognition.  We recognize revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, as amended, and Staff Accounting Bulletin (“SAB”) 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.  We recognize products revenue and SCOsource revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.  We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales.

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

Estimates used in our revenue recognition include the determination of credit-worthiness and verification of sales-out reporting to end users through our two-tier distribution channel.  To the extent these estimates were incorrect our recognized revenue would be adversely impacted and would harm our results of operations.  Additionally, if our business conditions change or our revenue contracts begin to contain more multiple elements, our future revenue recognition in future periods may be impacted as a larger component of revenue may be deferred.  As of January 31, 2004, our deferred revenue balance was $6,952,000 and related primarily to product maintenance and support contracts.

Deferred Income Taxes and Related Valuation Allowance.  The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings and other future events, the effects of which cannot be determined.  We have provided a valuation allowance of $52,908,000 against our entire net deferred tax asset as of October 31, 2003.  The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.

Fair Value of Derivative Financial Instrument.  On October 16, 2003, we issued 50,000 shares of our redeemable Series A Convertible Preferred Stock for $1,000 per share.  The net proceeds from the sale of the preferred stock were $47,740,000.  The terms of the preferred stock include conversion and a number of redemption provisions that represent a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  We determined that the conversion feature allowing the holders of the preferred stock to acquire common shares is an embedded derivative financial instrument that does not qualify as a scope exemption under the provisions of Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”

As of October 16, 2003, through the assistance of an independent valuation firm, we determined the initial fair value of the derivative was $18,069,000 and the value of the preferred stock was $29,671,000.  We were required to account for the conversion feature as an embedded derivative since the preferred stock instrument did not entitle the holders to equity features such as voting rights and board representation.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as other income in the statement of operations for fiscal year 2003.  As of January 31, 2004, the fair value of the derivative was $11,600,000 and the decrease in fair value of $3,624,000 was recorded as other income in our condensed consolidated statement of operations for the three months ended January 31, 2004.  Significant estimates used by management in the valuation of the derivative as of January 31, 2004 included an expected term of three years, a yield rate for the security of 15 percent and the value of our common stock of $14.37.

On February 5, 2004, we completed an exchange transaction in which each outstanding share of redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock. The exchange transaction eliminated the derivative related to the redeemable Series A Convertible Preferred Stock that was initially recorded as a current liability on our balance sheet and eliminates the charge in our quarterly statements of operations for the change in the fair value of the derivative related to the redeemable Series A Convertible Preferred Stock.  The derivative was eliminated due to certain rights and privileges  included in the new redeemable Series A-1 Convertible Preferred Stock such as voting rights and rights to board representation, among others, that were not included in the redeemable Series A Convertible Preferred Stock.

We anticipate recording other income in the second quarter of fiscal year 2004, related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the time at which the exchange agreement was executed.  We also anticipate recording a dividend in the second quarter of fiscal year 2004, related to the difference between the fair value of the new redeemable Series A-1 Convertible Preferred Stock and the carrying value of the previously issued redeemable Series A Convertible Preferred Stock and related derivative.  This dividend will reduce earnings to common stockholders.

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

We performed an impairment analysis as of January 31, 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the goodwill reported in the consolidated balance sheets is not impaired.  Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.  If the operating trends for our UNIX business continue to decline or the value of our common stock were to significantly decrease, we may be required to record an impairment charge in a future period related to the carrying value of our intangible assets with finite lives.  If we are not able to generate revenue in future quarters from our web services technology acquired from Vultus, Inc. in fiscal year 2003, we may be required to record an impairment charge in a future period related to the carrying value of our goodwill and intangible assets with finite lives.

Allowance for Doubtful Accounts.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the three months ended January 31, 2004.  Our allowance for doubtful accounts based on our historical experience and specific review as of January 31, 2004, was approximately $231,000.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the three months ended January 31, 2004 and 2003:

	Three Months Ended January 31,
	2004	2003
Statement of Operations Data:

Revenue:
Products	$9,712	$11,090
SCOsource licensing	20	—
Services	1,660	2,450
Total revenue	11,392	13,540
Cost of revenue:
Products	888	1,186
SCOsource licensing	3,440	—
Services	1,322	1,692
Total cost of revenue	5,650	2,878
Gross margin	5,742	10,662
Operating expenses:
Sales and marketing	5,021	6,440
Research and development	2,707	2,650
General and administrative	2,194	1,650
Restructuring charges (reversals)	—	(252)
Amortization of intangibles	787	700
Stock-based compensation	202	212
Total operating expenses	10,911	11,400
Loss from operations	(5,169)	(738)
Equity in income (losses) of affiliates	37	(25)
Other income, net	3,763	44
Provision for income taxes	(128)	(5)
Net loss	(1,497)	(724)
Dividends on Series A Redeemable Convertible Preferred Stock	(756)	—
Net loss applicable to common stockholders	$(2,253)	$(724)

THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

Revenue

	Three Months Ended January 31,
	2004	Change	2003

Revenue	$11,392,000	(16)%	$13,540,000

Revenue for the first quarter of fiscal year 2004 decreased by $2,148,000, or 16 percent, from the first quarter of fiscal year 2003, and this decrease was primarily attributable to decreased UNIX products and services revenue.

Revenue generated from our UNIX operating divisions (Americas and International) and SCOsource division was as follows:

	Three Months Ended January 31,
	2004	Change	2003

Americas revenue	$6,763,000	(7)%	$7,264,000
Percent of total revenue	59%		54%

International revenue	4,673,000	(25)%	6,190,000
Percent of total revenue	41%		45%

SCOsource revenue	20,000	n/a	—
Percent of total revenue	1%		—

Other revenue	(64,000)	n/a	86,000
Percent of total revenue	(1)%		1%

The decrease in revenue from our International division for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 was primarily related to the negative impact of the slowing European economy as well as from increased competition from other operating system products, particularly Linux, in Europe and Asia.  We anticipate for the remainder of the 2004 fiscal year that UNIX revenue generated in the Americas and the International divisions will be consistent with or slightly lower than revenue generated in the first quarter of fiscal year 2004 and that the percentage split between these two UNIX divisions will be generally consistent with that in the first quarter of fiscal year 2004.  Our UNIX product and services revenue may be lower than currently anticipated if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.  This may occur as a result of our SCOsource initiatives and in particular as a result of any lawsuits we have brought and may bring against end users violating our intellectual property and contractual rights.

Products Revenue

	Three Months Ended January 31,
	2004	Change	2003

Products revenue	$9,712,000	(12)%	$11,090,000
Percent of total revenue	85%		82%

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

The decrease in products revenue in the first quarter of fiscal year 2004 as compared with the first quarter of fiscal year 2003 was primarily attributable to decreased sales of UnixWare and other products primarily resulting from increased competition in the operating system market, particularly Linux, and from a decrease in information technology spending and the worldwide economic slowdown.  This impact was felt in all of our distribution channels, and we believe that this competition from Linux will continue in future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these product lines was as follows:

	Three Months Ended January 31,
	2004	Change	2003

OpenServer revenue	$5,202,000	10%	$4,741,000
Percent of products revenue	54%		43%

UnixWare revenue	2,738,000	(34)%	4,164,000
Percent of products revenue	28%		38%

Other products revenue	1,772,000	(19)%	2,185,000
Percent of products revenue	18%		19%

SCOsource Licensing Revenue

	Three Months Ended January 31,
	2004	Change	2003

SCOsource licensing revenue	$20,000	n/a	$—
Percent of total revenue	0%		—

SCOsource licensing revenue was $20,000 for first quarter of fiscal year 2004 as compared to no revenue from this source for the first quarter of fiscal year 2003.  This revenue is the result of our SCOsource initiatives launched beginning in January 2003, including our recently announced worldwide SCOsource IP licensing program.  We initiated our SCOsource initiatives to protect our intellectual property rights in our UNIX source code.  We anticipate increased revenue during future quarters of fiscal year 2004 from our SCOsource activities in the form of vendor licenses and IP licenses.  However, we are unable to predict the amount and timing of revenue from our SCOsource initiatives for future periods because of the uncertainties related to SCOsource licensing revenue.

Services Revenue

	Three Months Ended January 31,
	2004	Change	2003

Services revenue	$1,660,000	(32)%	$2,450,000
Percent of total revenue	15%		18%

Services revenue consists primarily of annual and incident support fees, engineering services fees, professional services and education fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The $790,000 decrease in services revenue in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003 was in part due to a decrease in professional services resulting from a decrease in the demand for our custom enterprise-level projects as well as from a decrease in our support services, engineering services and team services agreements.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as the renewal of certain annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended January 31,
	2004	Change	2003

Cost of products revenue	$888,000	(25)%	$1,186,000
Percentage of products revenue	9%		11%

Cost of products revenue includes primarily overhead costs, manufacturing costs, royalties to third-party vendors and technology costs.  Cost of products revenue decreased by $298,000 in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.  This decrease was primarily attributable to reduced overhead and manufacturing costs resulting from our cost reduction efforts, decreased royalties to third party vendors and lower amortized technology costs.

For the remaining quarters of fiscal year 2004, we expect the dollar amount of our cost of products revenue to be consistent to our cost of products revenue incurred in the first quarter of fiscal year 2004.

Cost of SCOsource Licensing Revenue

	Three Months Ended January 31,
	2004	Change	2003

Cost of SCOsource licensing revenue	$3,440,000	n/a	$—
Percentage of SCOsource licensing revenue	17200%		—

Cost of SCOsource licensing revenue includes the salaries and related personnel costs of employees dedicated to the SCOsource licensing initiatives, legal and professional fees incurred in connection with our SCOsource initiatives, and an allocation of corporate costs.

For the second quarter of fiscal year 2004, we expect our cost of SCOsource licensing revenue to be generally consistent with our cost of SCOsource license revenue generated in the first quarter of fiscal year 2004.  However, cost of SCOsource licensing revenue likely will fluctuate from quarter to quarter due in part to the unpredictability of the related SCOsource revenue and the level of legal and professional expenses incurred in connection with our efforts to protect our intellectual property rights.  Legal expenses could increase over time depending on developments in the litigation involving us.  Legal expenses may also include contingency payments made to the law firms engaged by us to protect our intellectual property rights.  Additionally, we are unable to predict the percentage of cost of SCOsource licensing revenue for future quarters due to the unpredictability of the related licensing revenue.

Cost of Services Revenue

	Three Months Ended January 31,
	2004	Change	2003

Cost of services revenue	$1,322,000	(22)%	$1,692,000
Percentage of services revenue	80%		69%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $370,000 for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.  This decrease was attributable to reduced employee and related costs in our support services and professional services groups as well as the elimination of certain third-party support contracts in order to increase the gross margin for these groups.

For the remaining quarters of fiscal year 2004, we expect the dollar amount of our cost of services revenue to be slightly lower than our cost of services revenue incurred in the first quarter of fiscal year 2004.

Sales and Marketing

	Three Months Ended January 31,
	2004	Change	2003

Sales and marketing expense	$5,021,000	(22)%	$6,440,000
Percentage of total revenue	44%		48%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expenses from the first quarter of fiscal year 2003 to the first quarter of fiscal year 2004 of $1,419,000 was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, and lower commissions and lower co-operative advertising costs as a result of lower revenue.  Our sales and marketing personnel decreased from 142 as of January 31, 2003, to 100 as of January 31, 2004.

For the remaining quarters of fiscal year 2004, we anticipate the dollar amount of sales and marketing expenses will decrease compared to the first quarter of fiscal year 2004.

Research and Development

	Three Months Ended January 31,
	2004	Change	2003

Research and development expense	$2,707,000	2%	$2,650,000
Percentage of total revenue	24%		20%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses as well as corporate allocations.  The increase in research and development expense in the first quarter of fiscal year 2004 of $57,000 compared to the first quarter of fiscal year 2003 was primarily attributable to increased development work and enhancements of our two UNIX operating system products, OpenServer and UnixWare.  Our research and development personnel increased from 79 as of January 31, 2003, to 86 as of January 31, 2004.

For the remaining quarters of fiscal year 2004, we anticipate the dollar amount of research and development expenses will remain consistent with, or increase slightly compared to, the first quarter of fiscal year 2004.

General and Administrative

	Three Months Ended January 31,
	2004	Change	2003

General and administrative expense	$2,194,000	33%	$1,650,000
Percentage of total revenue	19%		12%

General and administrative expenses consist of the salaries and benefits of finance, human resources and executive management and expenses for professional services as well as corporate allocations.  The increase in general and administrative expense from the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2004 of $544,000 was primarily attributable to new compliance and reporting regulations under the Sarbanes-Oxley Act of 2002 and other new regulatory requirements, increased legal costs as a result of corporate legal matters and other legal and professional costs not categorized as SCOsource cost of revenue as well as from increased personnel and related costs.  Our general and administrative personnel increased from 52 as of January 31, 2003 to 60 as of January 31, 2004.

For the remaining quarters of fiscal year 2004, we anticipate the dollar amount of general and administrative expenses will be lower than those costs incurred in the first quarter of fiscal year 2004.

Restructuring Charges (Reversals)

	Three Months Ended January 31,
	2004	Change	2003

Restructuring charges (reversals)	$—		$(252,000)
Percentage of total revenue	n/a		2%

During the first quarter of fiscal year 2003, we recorded a reversal of a previously recorded restructuring charge of $252,000.  The net restructuring charge for the first quarter of fiscal year 2003 was comprised of adjustments to previously recorded restructuring charges for actual payments made.

Amortization of Intangibles

	Three Months Ended January 31,
	2004	Change	2003

Amortization of intangibles	$787,000	12%	$700,000
Percentage of total revenue	7%		5%

The increase in amortization of intangibles of $87,000 for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 was primarily attributable to amortization expense recorded on certain assets and technology acquired from Vultus, Inc.

Stock-based Compensation

	Three Months Ended January 31,
	2004	Change	2003

Stock-based compensation	$202,000	(5)%	$212,000
Percentage of total revenue	2%		2%

Stock-based compensation consisted of the following components for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31,
	2004	2003

Amortization of stock-based compensation	$110	$156
Options and shares for services	—	56
Modifications to options	92	—
Total	$202	$212

Equity in Income (Losses) of Affiliates

We account for our ownership interests in companies that we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our condensed consolidated statements of operations.  During the first quarter of fiscal year 2004 we recorded income of $37,000 primarily related to income from our joint venture in China compared to a loss of $25,000 in the first quarter of fiscal year 2003 primarily related to our investment in Vista, Inc.

Other Income (Expense), net

Other income (expense) consisted of the following components for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31,
	2004	2003

Interest income	$270	$39
Change in fair value of derivative	3,624	—
Other income (expense), net	(131)	5
Total other income, net	$3,763	$44

Interest income increased by $231,000 for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 as a result of interest earned on higher cash balances.  The income recorded on the change in fair value of the derivative was a result of the difference in the fair value between January 31, 2004 and October 31, 2003.  We anticipate recording other income in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the time at which the exchange agreement was executed.

Provision for Income Taxes

The provision for income taxes was $128,000 in the first quarter of fiscal year 2004 and $5,000 in the first quarter of fiscal year 2003.  The increase in the provision for income taxes of $123,000 for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 was attributable to earnings of our foreign subsidiaries.

Dividends Related to Convertible Preferred Stock

On February 5, 2004, we issued 50,000 shares of our redeemable Series A-1 Convertible Preferred Stock in exchange for all previously outstanding shares of redeemable Series A Convertible Preferred Stock.  Dividends will accrue from October 16, 2004, the first anniversary of the original October 16, 2003 closing of the redeemable Series A Convertible Preferred Stock private placement, and will be paid quarterly beginning in the 30-day period following January 31, 2005 at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  Because dividends are not payable until after January 31, 2005, we have accrued dividends of $756,000 for the first quarter of fiscal year 2004, which reduced earnings available to common stockholders.  We had no dividends accrued or payable in the first quarter of fiscal year 2003.

Liquidity and Capital Resources

Our cash and equivalents balance decreased from $64,428,000 as of October 31, 2003 to $57,945,000 as of January 31, 2004, however, our working capital increased from $37,168,000 as of October 31, 2003 to $37,330,000 as of January 31, 2004.  During fiscal year 2003, we generated positive cash flow from operations for the first time in our operating history.  This was achieved through reductions in costs and increased gross margin generated from our UNIX business and significant license revenue generated from our SCOsource business.  We also completed the placement of 50,000 shares of our redeemable Series A Convertible Preferred Stock for net proceeds of $47,740,000 in October 2003, which shares were exchanged for shares of redeemable Series A-1 Convertible Preferred Stock in February 2004.  We intend to use the proceeds from our preferred stock financing as well as our other cash resources to maintain and enhance our UNIX business and pursue our SCOsource initiatives.  We believe that we will have sufficient cash resources to fund our current operations for at least the next 12 months.

Our net cash used in operations during the first quarter of fiscal year 2004 was $4,319,000.  Cash used in operations was attributable to a net loss of $1,497,000, non-cash expenses of $2,336,000 and from changes in operating assets and liabilities of $486,000.  Our current liabilities decreased from $45,112,000 to $38,942,000 during the first quarter of fiscal year 2004 primarily related to the decrease in the fair-value of the derivative related to the redeemable Series A Convertible Preferred Stock and the decrease in accrued compensation to law firms.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first quarter of fiscal year 2004, cash used in investing activities was $2,798,000, which was primarily a result of our purchase of available-for-sale securities of $4,035,000 and equipment purchases of $131,000, offset by proceeds received from the sale of available-for-sale securities of $1,368,000.

Our financing activities provided $667,000 during the first quarter of fiscal year 2004 and consisted primarily of proceeds received from the exercise of stock options of $297,000 and proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $370,000.

The certificate of designation creating our redeemable Series A-1 Convertible Preferred Stock includes redemption provisions that if triggered would require us to repurchase for cash the outstanding shares of our redeemable Series A-1 Convertible Preferred Stock.  Our redemption obligation  may be triggered by certain events including, among others, our company or any of its subsidiaries making an assignment for the benefit of creditors or consenting to the appointment of a trustee or receiver for it or a substantial part of its business, the bankruptcy, reorganization, liquidation or similar proceedings instituted by or against our company or any of its subsidiaries, a change in control event occurring with respect to our company or our failure to pay when due any indebtedness in excess of $1,000,000 or otherwise our default under any agreement binding our company that would likely result in a material adverse effect on our business.  If we were required to pay cash to the holders of our redeemable Series A-1 Convertible Preferred Stock, it would have a material impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

Dividends on our redeemable Series A-1 Convertible Preferred Stock will be paid from October 16, 2004, the first anniversary of the October 16, 2003 closing of our redeemable Series A Convertible Preferred Stock private placement, and will be paid quarterly beginning in the 30-day period following January 31, 2005 at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  Because dividends are not payable during the first year the preferred stock is outstanding, we have accrued dividends of $756,000 for the first quarter of fiscal year 2004.  Dividends may be paid in cash or additional shares of our redeemable Series A-1 Convertible Preferred Stock at our election, subject to certain limitations.

Our net accounts receivable balance decreased from $9,282,000 as of October 31, 2003 to $9,151,000 as of January 31, 2004.  The majority of our accounts receivable are current and our allowance for doubtful accounts was approximately $231,000 as of January 31, 2004, which represented approximately 2 percent of our gross accounts receivable balance.  This allowance as a percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the first quarter of fiscal year 2004 were not significant.

During fiscal year 2003, we expanded our efforts with the law firms assisting us with our pursuit of our intellectual property claims and currently expect to devote substantially more financial resources to this effort.  In addition to paying fees at reduced hourly rates to these firms, our agreement with the law firms provides that we will pay the law firms a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights.  These events may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Additionally, our agreement with the law firms may also be construed to include contingency fee payments in connection with our issuance of equity securities, which may harm our results of operations as we anticipate that these costs to the law firms will be expensed as incurred.

We expect that legal fees for the remaining quarters of fiscal year 2004 paid to the law firms we have engaged to pursue our intellectual property claims will be consistent to the level of fees incurred during the first quarter of fiscal year 2004.  However, legal expenses could increase over time depending on developments in litigation involving us, and certain events outside of our control could occur or certain contingent events could take place that would require us to pay additional fees to the law firms.  To the extent that our SCOsource related costs and legal fees exceed our budgeted amounts in future quarters of fiscal year 2004 or SCOsource revenue is below our expectations, our liquidity will be adversely impacted and fewer financial resources will be available for other initiatives such as maintaining and enhancing our UNIX business.  Additionally, future contingency fees payable to the law firms may be significant in future periods, which may have an adverse impact on our liquidity.  Our compensation arrangement with our law firms could also impair our ability to raise equity capital in future periods.

We have entered into operating leases for our corporate offices located in the United States and our international sales offices.  We have commitments under these leases that extend through fiscal year 2010.  In corporate restructuring activities during fiscal years 2001 through 2003, we partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments for one facility that will use available cash.  We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, we may not be successful in eliminating or reducing cash expenditures for this facility.

The following table summarizes our contractual lease obligations as of January 31, 2004:

	Total	Less than 1 year	1 -3 years	More than 3 years

Operating lease obligations	$7,399,000	$3,055,000	$3,338,000	$1,006,000

As of January 31, 2004, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.

Our ability to cut costs to offset revenue declines in our UNIX business is limited to a certain extent because of contractual commitments to maintain and support our existing UNIX customers.  The decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights.  Our SCOsource initiatives, particularly lawsuits against such end users, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This may lead to an accelerated decline in our UNIX products and services revenue.  If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.

In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital.  We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue our SCOsource initiatives.  We may also not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” below.  Our ability to raise additional equity capital is restricted under the terms of our Series A-1 Convertible Preferred Stock.  If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders.  Our ability to raise debt financing is restricted under the terms of our Series A-1 Convertible Preferred Stock.  In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all.  Our ability to effect acquisitions for stock would also be impaired.

On March 10, 2004, our board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of our common stock over a 24-month period.  Shares may be purchased in open market transactions, block purchases or privately negotiated transactions.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  If we repurchase a substantial number of shares during this 24-month period, and we do not generate off-setting revenue form our UNIX and SCOsource businesses,  our cash position could decrease significantly and our ability to fund future operations could be adversely impacted.  Purchases under stock repurchase program are subject to the discretion of management based on market conditions and other factors including the trading price of our common stock, availability of stock, alternative uses of capital and our financial condition.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We have foreign offices and operations in Europe and Asia.  As a result, a portion of our revenue is derived from sales to customers outside the United States.  Most of this international revenue is denominated in U.S. dollars.  However, most of the operating expenses related to our foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others.  If the U.S. dollar remains weak compared to the Euro, our operating expenses for foreign operations will be higher when translated back into U.S. dollars.  Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets.  Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.

We utilize foreign currency forward exchange contracts for market exposures of underlying assets and liabilities.  We do not use forward exchange contracts for speculative or trading purposes.  Our accounting policies for these instruments are based on our designation of such instruments.  The criteria we use for designating an instrument include the instrument’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities.  Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of January 31, 2004, we had one foreign exchange contract with a maturity of approximately 30 days to sell an aggregate of 650,000 United Kingdom pounds for approximately $1,170,000 U.S. dollars.  As of January 31, 2004, we had no outstanding instruments accounted for as hedges.

Interest Rate Risk.  The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We do not borrow money for short-term investment purposes.

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of January 31, 2004, our investments balance was approximately $488,000.

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

ITEM 4.                                   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal control over financial reporting.  During the most recent fiscal quarter ended January 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•

Our intention to maintain our level of investment in and commitment to our UNIX operating systems, including investing in research and development efforts during fiscal year 2004 to enhance our OpenServer and UnixWare products;

•

Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property, our intention to continue to devote resources to our SCOsource initiatives and our expectation that quarterly legal fees and other SCOsource related costs for the remaining quarters of fiscal year 2004 will be consistent with the level of costs incurred in the first quarter of fiscal year 2004, although legal expenses could increase depending on developments in our litigation and the occurrence of certain events outside our control or certain contingent events could require us to pay additional fees to our law firms;

•	Our intention to continue seeking to enter into license agreements with UNIX vendors and implementing our worldwide program offering SCOsource IP licenses to Linux end users;

•	Our intention to continue to increase our SCOsource sales team in fiscal year 2004;

•	Our expectation that SCOsource licensing revenue will increase in future quarters of fiscal year 2004 in the form of vendor licenses and SCOsource IP licenses;

•

Our anticipation that for the remainder of fiscal year 2004 our UNIX revenue generated in the Americas and the International divisions will be consistent with or slightly lower than revenue generated in the first quarter of fiscal year 2004;

•	Our expectation that our UNIX business will continue to be impacted by competition from Linux;

•

Our expectation that the majority of our services revenue will continue to be derived from UNIX-based products, and that our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers and as well as renew certain annual support and services agreements with existing UNIX customers;

•

Our expectation for the remaining quarters of fiscal year 2004 that our cost of products revenue in dollars will be consistent to cost of products revenue incurred in the first quarter of fiscal year 2004;

•

Our expectation for the remaining quarters of fiscal year 2004 that our cost of SCOsource licensing revenue will be consistent with our cost of SCOsource licensing revenue for the first quarter of fiscal year 2004, subject to quarter-to-quarter fluctuations based on unpredictable SCOsource licensing revenue, the possibility that legal expenses could increase depending on developments in our litigation,  and the occurrence of certain events outside our control or certain contingent eventscould require us to pay an additional contingency fee to our law firms;

•	Our expectation for the remaining quarters of fiscal year 2004 that our cost of services revenue in dollars will be slightly less than in the first quarter of fiscal year 2004;

•	Our expectation for the remaining quarters of fiscal year 2004 that our sales and marketing expenses in dollars will decrease from our expenses incurred in the first quarter of fiscal year 2004;

•

Our expectation for the remaining quarters of fiscal year 2004 that our research and development expenses in dollars will remain consistent or increase slightly from our expenses incurred in the first quarter of fiscal year 2004;

•

Our expectation for the remaining quarters of fiscal year 2004 that our general and administrative expenses in dollars will decrease compared to our general and administrative expenses incurred in the first quarter of fiscal year 2004;

•	Our belief that we have sufficient cash resources to fund our current operations for at least the next 12 months;

•	Our belief that our allowance and bad debts for accounts receivable will remain consistent with our prior experience;

•

Our belief that our legal costs for the remaining quarters of fiscal year 2004 will remain consistent with those incurred in the first quarter of fiscal year 2004,  although legal expenses could increase depending on developments in our litigation and the occurrence of certain events outside our control or certain contingent events could require us to pay additional fees to our law firms;

•

Our anticipation of recording other income in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the time at which the exchange agreement was executed and recording a dividend in the second quarter of fiscal year 2004 related to the difference between the fair value of the new redeemable Series A-1 Convertible Preferred Stock and the carrying value of the previously issued redeemable Series A Convertible Preferred Stock and related derivative;

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us; and

•	Our announced plan to repurchase up to 1,500,000 shares of our common stock.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the success of our SCOsource initiatives, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX products and services business, and the factors set forth in the subsection entitled “Risk Factors” below.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Risk Factors

We do not have a history of profitable operations.

Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives.  For the three months ended January 31, 2004, we incurred a net loss of $1,497,000 and our accumulated deficit as of January 31, 2004 was approximately $202,363,000.  If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our UNIX operating system platform products and services continues to decline, we will need to further reduce operating expenses to maintain profitability or generate positive cash flow.

Our UNIX products and services revenue has declined in each of the last four years primarily as a result of increased competition from alternative operating systems, particularly Linux, lower information technology spending and the general economic slowdown.  In our quarterly results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue.  Our deferred revenue balance increased from $5,501,000 as of October 31, 2003 to $6,952,000 as of January 31, 2004, however, this increase in deferred revenue may not continue into future quarters, which may have a negative impact on our operating system platform products revenue.  Our future operating system platform revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams.  If we are unable to continue to generate positive cash flow and profitable operations, our operations may be adversely impacted.

Additionally, we accounted for the issuance of our redeemable Series A Convertible Preferred Stock from our October 2003 private placement by bifurcating the value of the redeemable Series A Convertible Preferred Stock into a preferred stock component and a derivative component.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as other income in the statement of operations for fiscal year 2003.  As of January 31, 2004, we recorded a liability of $11,600,000 as the fair value of the derivative component.  In addition, for the three months ended January 31, 2004, we recorded a charge of $3,624,000 to other income related to the change in the fair value of the derivative component.  The derivative was eliminated due to certain rights and privileges  included in the new redeemable Series A-1 Convertible Preferred Stock such as voting rights and rights to board representation, among others, that were not included in the redeemable Series A Convertible Preferred Stock.

On February 5, 2004, we completed an exchange transaction in which each outstanding share of redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock. The exchange transaction eliminated the derivative related to the redeemable Series A Convertible Preferred Stock that was initially recorded as a current liability on our balance sheet and eliminates the charge in our quarterly statements of operations for the change in the fair value of the derivative related to the redeemable Series A Convertible Preferred Stock.  We anticipate recording other income in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the time at which our exchange agreement was executed.  We also anticipate recording a dividend in the second quarter of fiscal year 2004 related to the difference between the fair value of the new redeemable Series A-1 Convertible Preferred Stock and the carrying value of the previously issued redeemable Series A Convertible Preferred Stock and related derivative.  This dividend will reduce earnings to common stockholders.

Our future SCOsource licensing revenue is uncertain.

We initiated the SCOsource licensing effort in January 2003 to review the status of UNIX licensing and sublicensing agreements. This effort resulted in the execution of two significant vendor license agreements during the fiscal year 2003 and generated $25,846,000 in revenue.  During the three months ended January 31, 2004, we recorded SCOsource licensing revenue of $20,000 related to the execution of intellectual property compliance licenses.  Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce stable, predictable revenue for the foreseeable future.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including, the strength of our claim that unauthorized UNIX source code and derivatives are prevalent in Linux.

We may not prevail in our legal actions against IBM, Novell and end users, and unintended consequences of our actions against IBM, Novell and end users and other initiatives to assert our intellectual property rights may adversely affect our business.

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

On or about June 16, 2003, we filed an amended complaint in the IBM case. The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims in several ways. Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the products and services of Sequent, which IBM acquired. We allege that IBM breached the Sequent agreement in several ways similar to those set forth above, and we are seeking damages flowing from those breaches. We are also seeking injunctive relief on several of our claims.

IBM has filed a response and counterclaim to the complaint, including a demand for jury trial. We have filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.

In its counterclaim, as amended on September 25, 2003, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community. In addition, they assert that we have infringed on certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, breach of the GNU general public license, and patent infringement. Discovery and related discovery motions are ongoing in the case. We intend to vigorously defend these counterclaims. On February 4, 2004, we filed a motion for leave to file amended pleadings in the case proposing to amend our complaint against IBM and to modify our affirmative defenses against IBM’s counterclaims.  On February 25, 2004, the court granted our motion for leave.  The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM has not yet responded to the second amended complaint.

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

Also, some of the more significant participants in the Linux industry have made efforts to ease Linux end users’ concerns that their use of Linux may subject them to potential copyright infringement claims from us. For example, Hewlett-Packard, Novell and Red Hat have each established indemnification programs for qualified customers purchasing Linux-based products and services that may potentially become subject to a copyright infringement claims from us. Additionally, Open Source Development Labs, a non-profit organization (“OSDL”), has established a legal defense fund that will be used to defend Linux users against copyright infringement lawsuits brought by us. It has been reported that OSDL so far has attracted several million dollars in pledges from contributors including IBM and Intel among others. Similarly, Red Hat, Inc. has announced it has committed one million dollars for a separate fund it created to cover the legal expenses of other companies developing Linux.

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

On January 20, 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products.  The case is currently pending before the Third Judicial District Court in Salt Lake City, Utah. Novell has not yet answered to our complaint but has filed with the United States District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah. Neither court has ruled on these actions. Novell also filed a motion to dismiss our complaint claiming it never transferred the copyrights to The Santa Cruz Operation. We have filed a response to Novell’s motion to dismiss and have also filed a motion to remand the case back to the state court.  The court has not ruled on these motions.  We plan to vigorously pursue its claims against Novell.

Among our allegations in the suit against Novell, we allege that Novell has improperly filed copyright registrations in the United States Copyright Office for UNIX technology covered by our copyrights and has made false and misleading public claims that it, and not our company, owns the UNIX and UnixWare copyrights. We also allege that Novell has made false statements with the intent to cause customers and potential customers to not do business with us and has attempted, in bad faith, to block our ability to enforce our copyrights. Additionally, we allege that Novell’s false and misleading representations that it owns the UNIX and UnixWare copyrights have caused us irreparable harm to our copyrights, our business, and our reputation.

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

On or about March 2, 2004, we brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of our UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone violated our UNIX copyrights by running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation (“DaimlerChrysler”) for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by us.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to issue orders declaring that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.

Notwithstanding our assertions of full ownership of UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell and end users such as AutoZone and DaimlerChrysler, the efforts of Novell and the other Linux proponents described above may cause Linux end users to be less willing to purchase from us our SCOsource IP licenses authorizing their use of our intellectual property contained in the Linux operating system, which may adversely affect our revenue from our SCOsource initiatives.  These efforts of Linux proponents also may increase the negative view some participants in our marketplace have regarding our legal actions against IBM, Novell and end users such as AutoZone and DaimlerChrysler and regarding our SCOsource initiatives and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized use of our UNIX source code and derivative works in Linux infringes on our copyrights.  Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of our SCOsource initiatives and negatively impact our business. Additionally, if we fail in our lawsuit against Novell and end users such as AutoZone and DaimlerChrysler, the negative perception and confusion in our marketplace about our intellectual property rights and claims likely would increase significantly, and the effectiveness of our SCOsource initiatives could be materially harmed.

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

The Australian Competition and Consumer Commission (“ACCC”) contacted us in August 2003 regarding complaints it has received concerning our intellectual property claims and our statements regarding the need for commercial Linux users to obtain a UNIX license. The ACCC further informed us that it has not made any decision to pursue the complaints it has received or determined what, if any, action it will take. We have hired counsel in Australia and responded to the ACCC’s request for information. We have not heard from the ACCC and it is unknown if future action will be taken.

Several entities in Germany have obtained temporary restraining orders in Germany precluding our German subsidiary, from making statements in Germany that, in substance, disparage Linux, or entities involved in the Linux industry, or implicate Linux as infringing our intellectual property rights. SCO GmbH has received an administrative fine of 10,000 Euros for a technical violation of one of the temporary restraining orders. We are currently negotiating with the various claimants in Germany over the temporary restraining orders and our options regarding these matters. Informal complaints similar to those raised in Germany have been received from companies in Austria and Poland. We have responded to those complaints. It is not known if those complainants will take future action.

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

Factors that may affect our results include:

•	our ability to successfully negotiate and complete licensing and other agreements related to our intellectual property;

•	the interest level of resellers in recommending our UNIX business solutions to end users;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures and recruiting efforts in the software industry;

•	changes to, or developments in, our ongoing litigation with IBM, Novell, Red Hat, AutoZone and DaimlerChrysler concerning our UNIX intellectual property;

•	changes in business attitudes toward UNIX as a viable operating system compared to other competing systems, especially Linux;

•	the contingency fees we may pay to the law firms representing us in our efforts to establish our intellectual property rights; and

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

Our revenue from the sale of UNIX-based products has declined over the last four years. This decrease in revenue has been attributable primarily to increased competition from other operating systems, particularly Linux, lower information technology spending and the worldwide economic slowdown. If the demand for UNIX-based products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our business will be adversely affected. Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.

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

The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. If this trend continues, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our SCOsource initiatives and in particular any lawsuit against end users violating our intellectual property and contractual rights, such as our lawsuits against AutoZone and DaimlerChrysler.

Our compensation arrangement with the law firms representing us to enforce our intellectual property rights may reduce our ability to raise additional financing.

Our compensation arrangement with the law firms representing us in our efforts to establish our intellectual property rights could inhibit our ability to raise additional funding if needed. In addition to receiving fees at reduced hourly rates, our agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights. These events may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees, and our agreement with the law firms may also be construed to include contingency fee payments in connection with issuances of our equity securities. Future payments payable to the law firms under this arrangement may be significant. Our law firms’ right to receive such contingent payments could cause prospective investors to choose not to invest in our company or limit the price at which new investors would be willing to provide additional funds to our company.

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

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a sales price of $20.50 per share in October 2003, to a current sales price of $9.51 on March 10, 2004. The share price has changed dramatically over short periods with increases and decreases of over 25 percent in a single day.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Risks associated with the potential exercise of our options outstanding.

As of March 1, 2004, we have issued and outstanding options to purchase up to approximately 3,438,000 shares of common stock with exercise prices ranging from $0.66 to $28.00 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The holders of shares of redeemable Series A-1 Convertible Preferred Stock have preferential redemption rights and rights upon liquidation that could adversely affect the holders of our common stock.

On October 16, 2003, we completed a $50,000,000 private placement of 50,000 shares of our redeemable Series A Convertible Preferred Stock and received net proceeds of approximately $47,740,000.  On February 5, 2004, we completed an exchange transaction in which each outstanding share of redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock.

If the holders of shares of redeemable Series A-1 Convertible Preferred Stock choose not to convert their shares, then,  they will be entitled to require us to repurchase for cash all the shares of redeemable Series A-1 Convertible Preferred Stock held by them at a premium price if any of several redemption trigger events occurs.  These redemption provisions, if triggered, would require us to redeem the then-issued and outstanding shares of our redeemable Series A-1 Convertible Preferred Stock for cash.

Additionally, the Certificate of Designation for the redeemable Series A-1 Convertible Preferred Stock provides that the number of shares of our common stock issuable upon the conversion of shares of redeemable Series A-1 Convertible Preferred Stock is limited to 2,863,135 shares in the aggregate, notwithstanding that the holders of shares of redeemable Series A-1 Convertible Preferred Stock may otherwise be entitled to receive more shares of common stock upon conversion based on the applicable conversion price. If the number of shares of common stock issuable to the holders of shares of redeemable Series A-1 Convertible Preferred Stock upon conversion is limited in this manner, then we may be required by the holders of such shares to redeem for cash the number of shares of redeemable Series A-1 Convertible Preferred Stock that were not issuable upon conversion as a result of such limits on conversion. If we were required to pay cash to the holders of shares of our redeemable Series A-1 Convertible Preferred Stock for any reason, it could have a material impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations and may negatively impact the holders of our common stock.

Further, the holders of shares of our redeemable Series A-1 Convertible Preferred Stock will be entitled to receive a preferential distribution of our assets prior to any distribution to our holders of common stock upon a liquidation, dissolution, winding up or other change in control transaction in which we sell all or substantially all our assets or merge or consolidate or otherwise combine with another company or entity. Upon the occurrence of a liquidation event, the holders of redeemable Series A-1 Convertible Preferred Stock will be entitled to receive the greater of:

•

the value of the shares of redeemable Series A-1 Convertible Preferred Stock held by them determined by multiplying the closing sale price of our common stock on the Nasdaq SmallCap Market on the date of the liquidation event by the number of shares of common stock into which the preferred shares could be converted at the time of the liquidation event; or

•

up to $50,000,000, the aggregate purchase price paid by the investors in our October 2003 redeemable Series A Convertible Preferred Stock private placement, plus eight percent of that amount less the amount of any dividends paid to the preferred stockholders in the calendar year in which the liquidation event occurs.

Depending on the amount of assets we have available for distribution to stockholders upon a liquidation event when shares of redeemable Series A-1 Convertible Preferred Stock remain outstanding, we may be required to distribute all such assets or a portion of such assets that exceeds the preferred stockholders’ pro rata ownership of our common stock assuming full conversion of their preferred shares into common stock, which could eliminate or limit the assets available for distribution to our common stockholders. Our potential obligation to pay to the law firms representing us in our efforts to establish our intellectual property rights a contingent fee of 20 percent of the proceeds we receive from a sale of our company, subject to certain limitations, could also contribute to eliminating or limiting the assets available for distribution to our common stockholders.

The rights of holders of shares of redeemable Series A-1 Convertible Preferred Stock may prevent or make it more difficult for us to raise additional funds or take other significant company actions.

The Certificate of Designation creating our redeemable Series A-1 Convertible Preferred Stock requires us to obtain the approval of the holders of a majority of the then outstanding redeemable Series A-1 Convertible Preferred Stock to take the following actions, among others:

•	change the rights, preferences or privileges of the redeemable Series A-1 Convertible Preferred Stock or issue additional shares of redeemable Series A-1 Convertible Preferred Stock;

•	create or issue any other securities that are senior or equal in rank to the redeemable Series A-1 Convertible Preferred Stock;

•

create or issue any convertible securities having floating conversion rate terms or a fixed conversion price below the then applicable conversion price of the redeemable Series A-1 Convertible Preferred Stock or the closing sale price of our common stock on the Nasdaq SmallCap Market on the date of such issuance;

•	incur any indebtedness, subject to limited exceptions; or

•	sell or transfer any material asset or intellectual property to a third party.

The Certificate of Designation also provides that the holders of our redeemable Series A-1 Convertible Preferred Stock have a participation right entitling them to purchase their pro rata share of any future equity securities, or debt that is convertible into equity, on the same terms offered by us to other purchasers of such securities. Additionally, we have agreed with the holders of our redeemable Series A-1 Convertible Preferred Stock that we will not complete a transaction or take any action that could result in a claim for a contingency payment by the law firms representing us in our efforts to establish our intellectual property rights, other than contingency payments related to certain license transactions, without first obtaining the consent of the investors holding at least two thirds of the shares of our redeemable Series A-1 Convertible Preferred Stock. This right of consent, and the participation right and other approval rights described above, may make it more difficult for management, our board of directors or our stockholders to reach a settlement in our litigation with IBM, raise capital in the future in either equity or debt financing transactions or to take other significant company actions. These provisions could also limit the price that some investors might be willing to pay for shares of our common stock in the future.

The shares of redeemable Series A-1 Convertible Preferred Stock may have an adverse impact on the market value of our stock and the existing holders of our common stock.

We have filed a prospectus relating to the sale or distribution of up to 3,703,704 shares of common stock by certain holders of our redeemable Series A-1 Convertible Preferred Stock as selling stockholders. We will not receive any proceeds from the sales of these shares.  The shares subject to the prospectus represent approximately 25.8 percent of our issued and outstanding common stock, although no selling stockholder and its affiliates may beneficially own more than 4.99 percent of our common stock at any time, and, in the aggregate, no more than 2,863,135 shares of our common stock may be issued upon the conversion of our outstanding shares of redeemable Series A-1 Convertible Preferred Stock, which number of shares represents 19.99 percent of the number of shares of our capital stock outstanding as of February 5, 2004, the date of issuance of our shares of redeemable Series A-1 Convertible Preferred Stock.  The redeemable Series A-1 Convertible Preferred Stock is convertible into shares of our common stock at a variable price based upon the market price of our common stock, subject to a floor price of $13.50 per share.  Additionally, the sale of the block of stock covered by this registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.  The shares of common stock subject to our prospectus will, upon issuance, dilute the equity ownership percentage of the holders of our common stock, and if the conversion price of the redeemable Series A-1 Convertible Preferred Stock decreases, the potential adverse dilution for our holders of common stock will increase. The market price of our common stock also could decline as a result of the perception or expectation that sales of a large number of shares of our common stock could occur following the conversion of our redeemable Series A-1 Convertible Preferred Stock.

The right of our board of directors to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right, with respect to the 4,840,000 shares of our preferred stock not designated as either 80,000 shares of redeemable Series A Convertible Preferred Stock or 80,000 shares of redeemable Series A-1 Convertible Preferred Stock, to authorize the issuance of one or more additional series of our preferred stock with such voting, dividend and other rights as our directors determine. We further anticipate that we will terminate the redeemable Series A Convertible Preferred Stock, which, upon such termination, will cause the number of shares of preferred stock not designated to increase to 4,920,000 shares. The board of directors can designate new series of preferred stock without the approval of the holders of our common stock, subject to the approval rights of our holders of redeemable Series A-1 Convertible Preferred Stock as described above. The rights of holders of our common stock may be adversely affected by the rights of any holders of additional shares of preferred stock that may be issued in the future, including without limitation, further dilution of the equity ownership percentage of our holders of common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

PART II.                                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

IBM Corporation

On or about March 6, 2003, we filed a complaint against IBM. This action is currently pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. vs. International Business Machines Corporation, Civil No. 2:03CV0294.  The complaint includes claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition. The complaint also alleges that IBM obtained information concerning the UNIX source code and derivative works from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  As a result of IBM’s breach of contract and unfair competition and the marketplace injury sustained by us, we are requesting damages in an amount to be proven at trial, but no less than $1 billion, together with additional damages through and after the time of trial. On or about June 13, 2003, we delivered to IBM a notice of termination of IBM’s UNIX license agreement with us that underlies IBM’s AIX software.

On or about June 16, 2003, we filed an amended complaint in the IBM case. The amended complaint essentially restates and re-alleges the allegations of the original complaint and expands on those claims in several ways.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the products and services of Sequent Computer Systems, Inc. (“Sequent”), which IBM acquired.  We allege that IBM breached the Sequent agreement in several ways similar to those set forth above and we seek damages for those breaches.  We are also seeking injunctive relief on several claims.

IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial.  We have filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.

In its counterclaim, as amended on September 25, 2003, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community.  In addition, IBM asserts we have breached the GNU General Public License and have infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, copyright infringement and patent infringement.  Discovery is ongoing in the case. We intend to vigorously defend these counterclaims.

On February 4, 2004, we filed a motion for leave to file amended pleadings in the case proposing to amend our complaint against IBM and to modify our affirmative defenses against IBM’s counterclaims.  On February 25, 2004, the court granted our motion for leave.  The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM has not yet responded to the second amended complaint.

Red Hat, Inc.

On August 4, 2003, Red Hat filed a complaint against us. The action is currently pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No 03–772.  Red Hat asserts that the Linux operating system does not infringe our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel, and disparagement.

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

Novell, Inc.

On January 20, 2004, we filed suit against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products.  The case is currently pending in the Third Judicial District Court, Salt Lake County, State of Utah, under the caption The SCO Group, Inc. v. Novell, Inc., Case No. 040900936.  Novell has not yet responded to our complaint  but has filed with the United States District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah. Neither court has ruled on these actions. Novell also filed a motion to dismiss our complaint claiming it never transferred the copyrights to The Santa Cruz Operation. We have filed a response to Novell’s motion to dismiss and have also filed a motion to remand the case back to the state court.  The court has not ruled on these motions.  We plan to vigorously pursue its claims against Novell.

Among our allegations in the suit against Novell, we allege that Novell has improperly filed copyright registrations in the United States Copyright Office for UNIX technology covered by our copyrights and has made false and misleading public claims that it, and not our company, owns the UNIX and UnixWare copyrights.  We also allege that Novell has made false statements with the intent to cause customers and potential customers to not do business with us and has attempted, in bad faith, to block our ability to enforce our copyrights. Additionally, we allege that Novell’s false and misleading representations that it owns the UNIX and UnixWare copyrights have caused us irreparable harm to our copyrights, our business, and our reputation.

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

AutoZone, Inc.

On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone violated our UNIX copyrights by running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.

DaimlerChrysler Corporation

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to certify its compliance with the UNIX software agreement as required by us by January 31, 2004.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to issue orders declaring that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.

IPO Class Action Matter

We are an issuer defendant in a series of class action lawsuits, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).  The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding (“MOU”) with the intent of settling the dispute between the plaintiffs and the issuers.  We have executed this MOU and have been advised that almost all (if not all) of the issuers have elected to proceed under the MOU.  The MOU is still subject to court approval and the preparation of appropriate settlement documents.  If the settlement is approved by the court and settlement agreements can be entered into by the parties, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to us and its individuals.

We have notified our underwriters and insurance companies of the existence of the claims.  We believe, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position.  As of January 31, 2004, we have paid or accrued the full retention amount of $200,000 under its insurance coverage.

Other Matters

In April 2003, a former Indian distributor of ours filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that we trade in India only through the distributor until the claim is paid. The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  We do not believe that we are responsible to reimburse the distributor for any operating costs and also believe that the return rights related to any remaining inventory have lapsed.  We have engaged local counsel who has advised that it is likely that the current claims will fail, but that the distributor will continue to pursue its claims either in the Indian courts or in the U.S. courts.  Discovery has commenced and initial hearings have been held.  We intend to vigorously defend this action.

We are a party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from our SCOsource initiatives.  We believe, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A(File No. 000–29911).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000–29911)).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7

Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.1

Letter Amending Engagement Agreement dated November 17, 2003 from Darl C. McBride, President and Chief Executive Officer of SCO, to David Boies of Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.2 to SCO’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

10.2

Letter Agreement dated December 8, 2003 among SCO, BayStar Capital II, L.P., Royal Bank of Canada and Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to SCO’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

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

(b)                                 Reports on Form 8-K

On November 5, 2003, we filed a Current Report on Form 8-K announcing the appointment of Daniel W. Campbell to our Board of Directors.

On November 18, 2003, we filed a Current Report on Form 8-K announcing we had expanded our agreement with the law firms representing us in our intellectual property claims.

On November 19, 2003, we filed a Current Report on Form 8-K announcing we had filed certain agreements related to the Asset Purchase between The Santa Cruz Operation, Inc. and Novell, Inc.

On December 9, 2003, we filed a Current Report on Form 8-K announcing we had entered into a letter agreement with the two investors in our Series A Convertible Preferred Stock financing.

On December 22, 2003, we filed a Current Report on Form 8-K announcing our fourth quarter and fiscal year 2003 operating results.

On January 13, 2004, we  filed a Current Report on Form 8-K announcing a Notice of Compliance with a Court Order, filed with the United States District Court for the District of Utah on January 12, 2004.

On January 21, 2004, we  filed a Current Report on Form 8-K announcing we had filed suit against Novell, Inc. for its alleged bad faith effort to interfere with our rights with respect to UNIX and UnixWare.

ITEM 7.                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2004	THE SCO GROUP, INC.

	By:	/s/ Robert K. Bench
Robert K. Bench
Duly Authorized Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A(File No. 000–29911).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000–29911)).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7

Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.1

Letter Amending Engagement Agreement dated November 17, 2003 from Darl C. McBride, President and Chief Executive Officer of SCO, to David Boies of Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.2 to SCO’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

10.2

Letter Agreement dated December 8, 2003 among SCO, BayStar Capital II, L.P., Royal Bank of Canada and Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to SCO’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

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