Form 10-Q
period 2004-04-30
SCO GROUP INC
filed 2004-06-14
CIK 1102542

Use these links to rapidly review the document
The SCO Group, Inc. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2004
OR
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

        As of June 11, 2004, there were 15,335,432 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.
Table of Contents

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	April 30, 2004	October 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,696	$64,428
Restricted cash	3,203	2,025
Available-for-sale securities	15,650	4,095
Accounts receivable, net of allowance for doubtful accounts of $155 and $230, respectively	6,811	9,282
Other current assets	2,531	2,450

Total current assets	73,891	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,660	3,482
Leasehold improvements	633	608
Furniture and fixtures	210	189

	4,503	4,279
Less accumulated depreciation and amortization	(3,631)	(3,131)

Net property and equipment	872	1,148

OTHER ASSETS:
Goodwill	—	1,166
Intangibles, net	6,767	9,286
Other assets, net	1,347	1,072

Total other assets	8,114	11,524

Total assets	$82,877	$94,952

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,831	$1,978
Royalty payable to Novell, Inc.	3,203	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,868	4,752
Accrued liabilities	7,125	3,754
Derivative related to redeemable convertible preferred stock	—	15,224
Deferred revenue	7,554	5,501
Other royalties payable	309	523
Taxes payable	1,489	799

Total current liabilities	34,335	45,112

LONG-TERM LIABILITIES	535	508

MINORITY INTEREST	—	145

SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 50 and 0 shares outstanding, respectively (Note 5)	45,065	—

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 0 and 50 shares outstanding, respectively (Note 5)	—	29,671

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized,	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 14,521 and 13,824 shares outstanding, respectively	15	14
Additional paid-in capital	219,993	218,690
Common stock held in treasury	(2,414)	—
Warrants outstanding	1,099	1,099
Deferred compensation	(124)	(347)
Accumulated other comprehensive income	956	926
Accumulated deficit	(216,583)	(200,866)

Total stockholders' equity	2,942	19,516

Total liabilities and stockholders' equity	$82,877	$94,952

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
REVENUE:
Products	$8,415	$11,122	$18,127	$22,212
SCOsource licensing	11	8,250	31	8,250
Services	1,711	1,997	3,371	4,447

Total revenue	10,137	21,369	21,529	34,909

COST OF REVENUE:
Products	901	1,206	1,789	2,392
SCOsource licensing	4,484	2,163	7,924	2,163
Services	1,073	1,778	2,395	3,470

Total cost of revenue	6,458	5,147	12,108	8,025

GROSS MARGIN	3,679	16,222	9,421	26,884

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $29, $34, $47 and $68, respectively)	4,698	6,051	9,719	12,491
Research and development (exclusive of stock-based compensation of $12, $31, $23 and $54, respectively)	2,868	2,542	5,575	5,192
General and administrative (exclusive of stock-based compensation of $355, $341, $528 and $496, respectively)	2,392	1,462	4,586	3,112
Restructuring charges (reversals)	—	136	—	(116)
Amortization of intangibles	593	700	1,380	1,400
Loss on impairment of long-lived assets	2,139	—	2,139	—
Stock-based compensation	396	406	598	618

Total operating expenses	13,086	11,297	23,997	22,697

INCOME (LOSS) FROM OPERATIONS	(9,407)	4,925	(14,576)	4,187

EQUITY IN INCOME (LOSSES) OF AFFILIATES	37	(75)	74	(100)

OTHER INCOME (EXPENSE):
Interest income	242	11	512	50
Change in fair value of derivative (Note 5)	2,300	—	5,924	—
Other income (expense), net	(120)	(59)	(251)	(54)

Total other income (expense), net	2,422	(48)	6,185	(4)

INCOME (LOSS) BEFORE INCOME TAXES	(6,948)	4,802	(8,317)	4,083
PROVISION FOR INCOME TAXES	(966)	(302)	(1,094)	(307)

NET INCOME (LOSS)	(7,914)	4,500	(9,411)	3,776
DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(7,045)	—	(7,801)	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(14,959)	$4,500	$(17,212)	$3,776

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(1.06)	$0.39	$(1.23)	$0.33

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(1.06)	$0.33	$(1.23)	$0.29

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	14,100	11,561	13,960	11,402

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	14,100	13,663	13,960	13,145

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(7,914)	$4,500	$(9,411)	$3,776
Unrealized loss on available-for-sale securities	(99)	—	(118)	—
Foreign currency translation adjustment	138	69	148	226

COMPREHENSIVE INCOME (LOSS)	$(7,875)	$4,569	$(9,381)	$4,002

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,411)	$3,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative	(5,924)	—
Loss on impairment of long-lived assets	2,139	—
Amortization of intangibles (including $166 and $169 classified as cost of revenue)	1,546	1,569
Depreciation and other amortization	435	604
Stock-based compensation	598	618
Equity in (income) losses of affiliates	(74)	100
Changes in operating assets and liabilities
Accounts receivable, net	2,471	(348)
Other current assets	(81)	1,193
Other assets	(201)	493
Accounts payable	853	(217)
Accrued payroll and benefits	(884)	(18)
Accrued compensation to law firms	(2,600)	—
Accrued liabilities	3,371	(2,034)
Deferred revenue	2,053	(838)
Other royalties payable	(214)	(205)
Taxes payable	690	49
Long-term liabilities	27	(1,569)

Net cash provided by (used in) operating activities	(5,206)	3,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(186)	(328)
Purchase of available-for-sale securities	(16,580)	—
Proceeds from available-for-sale securities	5,025	—
Purchase of minority interest in Japanese subsidiary	(209)	—
Investment in non-marketable securities	—	(450)

Net cash used in investing activities	(11,950)	(778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESP program	370	57
Offering costs incurred in connection with Series A-1 issuance	(212)	—
Purchase of common stock	(2,414)	—
Net proceeds from the issuance of a warrant	—	500
Proceeds from exercise of common stock options	559	225

Net cash provided by (used in) financing activities	(1,697)	782

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,853)	3,177
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	121	249
CASH AND CASH EQUIVALENTS, beginning of period	64,428	6,589

CASH AND CASH EQUIVALENTS, end of period	$45,696	$10,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$274	$249
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Accretion of dividends	$1,496	$—
Dividend in connection with exchange of Series A-1 for Series A	$6,305	$—

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   ORGANIZATION AND DESCRIPTION OF BUSINESS

        The SCO Group, Inc.'s (the "Company") business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market. In January 2003, the Company established its SCOsource division and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a basis consistent with the Company's audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company's most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company's critical accounting policies and estimates, include, among others, revenue recognition, allowances for doubtful accounts receivable, determination of fair value of the derivative associated with the Company's redeemable Series A Convertible Preferred Stock and fair value of the Company's redeemable Series A-1 Convertible Preferred Stock, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, as modified by SOP 98-9, and Staff Accounting Bulletin ("SAB") No. 104. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company's sales transactions. The Company's revenue is primarily from three sources: (i) product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales to original equipment manufacturers ("OEMs"); (ii) service and support revenue, primarily from providing support and education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

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

        The Company recognizes product revenue from OEM's upon receipt of sales-out royalty reports and recognizes revenue for ongoing customer support ratably over the period of the contract. Payments for fees are generally made in advance and are non-refundable. Revenue from education and consulting services is recognized as the related services are performed.

        The Company's SCOsource licensing revenue to date has been primarily generated from license agreements to utilize the Company's UNIX source code as well as from intellectual property compliance licenses. The Company recognizes revenue from SCOsource licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred. If the payment terms extend beyond the Company's normal payment terms, revenue is recognized as the payments are received.

Pro Forma Fair Value of Stock-based Compensation

        The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board ("APB") No. 25. Under APB No. 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair market value of the Company's common stock.

        Statements of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) to common stockholders as if the Company had accounted for its stock options granted under the fair value method. The fair value for the Company's stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

        With respect to stock options, restricted stock awards granted and employee stock purchase program ("ESPP") shares purchased during the three and six months ended April 30, 2004 and 2003, the assumptions used are listed in the following table:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Risk-free interest rate	2.9%	2.9%	2.6%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	91.5%	142.0%	82.4%	115.0%
Expected life (in years)	3.0	2.3	3.0	2.3

        For purposes of the pro forma disclosure, the estimated fair value of the stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award. The following is the pro forma disclosure and the related impact on net income (loss) and the net income (loss) per diluted common share for the three and six months ended April 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$(14,959)	$4,500	$(17,212)	$3,776
Stock-based compensation as reported	396	406	598	618
Stock-based compensation under fair value method	(426)	(412)	(929)	(975)

Pro forma net income (loss)	$(14,989)	$4,494	$(17,543)	$3,419

Net income (loss) applicable to common stockholders per diluted common share:
As reported	$(1.06)	$0.33	$(1.23)	$0.29
Pro forma	$(1.06)	$0.33	$(1.26)	$0.26

Cash and Cash Equivalents and Available-for-Sale Securities

        The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $42,783,000 as of April 30, 2004 and $61,701,000 as of October 31, 2003, which primarily consisted of investments in money market funds, commercial paper, corporate notes and agencies.

Net Income (Loss) per Common Share

        Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options, restricted stock awards, issued shares of redeemable A-1 Convertible Preferred Stock and warrants to acquire common stock. The excluded anti-dilutive common share equivalents are not included in the computation of Diluted EPS as their effect would have decreased Diluted EPS.

        The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) applicable to common stockholders	$(14,959)	$4,500	$(17,212)	$3,776
Denominator:
Weighted average common shares outstanding	14,100	11,561	13,960	11,402
Effect of stock options	—	1,779	—	1,476
Effect of restricted stock awards	—	299	—	255
Effect of warrant	—	24	—	12

Total	14,100	13,663	13,960	13,145

Basic EPS	$(1.06)	$0.39	$(1.23)	$0.33
Diluted EPS	$(1.06)	$0.33	$(1.23)	$0.29
Excluded anti-dilutive common share equivalents	6,665	628	6,665	987

(3)   GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the components of amortized intangible assets and their useful lives as of October 31, 2003 (in thousands):

	As of October 31, 2003,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	5 years	$11,626	$4,672	$6,954
Acquired technology	5 years	1,687	678	1,009
Acquired technology	2 years	1,555	389	1,166
Trade name	5 years	262	105	157

Total intangible assets		$15,130	$5,844	$9,286

        The following table shows the activity related to amortized intangible assets for the six months ended April 30, 2004 and remaining unamortized balances as of April 30, 2004 (in thousands):

	As of October 31, 2003	Six Months Ended April 30, 2004		As of April 30, 2004
	Net Book Value	Amortization Expense	Impairment Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$6,954	$1,159	$—	$5,795
Acquired technology	1,009	168	—	841
Acquired technology	1,166	193	973	—
Trade name	157	26	—	131

Total intangible assets	$9,286	$1,546	$973	$6,767

        Of the $1,546,000 in amortization expense, $1,380,000 was classified as amortization of intangible assets in operating expenses and the remaining $166,000 was classified as cost of products revenue.

        The Company recorded a loss on impairment of long-lived assets totaling $2,139,000, which related to an impairment on intangible assets of $973,000 and an impairment of goodwill of $1,166,000 for the three and six months ended April 30, 2004. The impairment related to goodwill and intangible assets acquired in connection with the acquisition of Vultus, Inc. ("Vultus") in June 2003. The Company concluded that an impairment-triggering event occurred during the three months ended April 30, 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize. Additionally, the Company had a reduction in force that impacted the Company's ability to move the Vultus initiative forward on a stand-alone basis. Consequently, the Company has concluded that no significant future cash flows related to its Vultus assets would be realized. The Company performed an impairment analysis of its recorded goodwill related to the Vultus reporting unit in accordance with SFAS No. 142. Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144. As a result of these analyses, the Company wrote-down the carrying value of its goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote-down intangible assets related to its Vultus acquisition from $973,000 to $0.

(4)   RESTRUCTURING PLANS

        The Company's board of directors and management has adopted restructuring plans to reduce facilities and personnel. These restructuring plans have resulted in the Company recording expense and accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.

        During the three months ended April 30, 2004, in connection with management's plan to reduce operating expenses, the Company announced a plan which resulted in a charge of $682,000 that has been included in general and administrative expense. The plan principally included the elimination of approximately 16 percent of the Company's workforce. It impacted all operating departments and the exiting of one small facility.

        The following table summarizes the activity related to the restructuring accruals as of April 30, 2004 (in thousands):

	Balance as of October 31, 2003	Additions	Adjustments	Payments	Balance as of April 30, 2004
Facilities	$348	$39	$—	$(145)	$242
Employees	—	643	—	(242)	401

Total	$348	$682	$—	$(387)	$643

        The remaining restructuring accrual at April 30, 2004 relates to costs associated with one facility that has future lease payments extending through June 2005 and payments to be made to employees prior to June 30, 2004.

(5)   REDEEMABLE CONVERTIBLE PREFERRED STOCK

        On October 16, 2003, the Company issued 50,000 shares of its redeemable Series A Convertible Preferred Stock (the "Series A") for $1,000 per share. The net proceeds from the sale of the Series A were $47,740,000. The value of the Series A is classified outside of permanent equity because of certain redemption features that are outside the control of the Company.

        The terms of the Series A included a number of redemption provisions that represent a derivative financial instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company determined that the conversion feature to allow the holders of the Series A to acquire common shares was an embedded derivative that does not qualify as a scope exemption under the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in a Company's Own Stock." This required the Company to record at fair value and mark-to-market the fair value of the derivative. Changes in the fair value of the derivative are recorded in the Company's statement of operations. As of October 16, 2003, the Company, through the assistance of an independent valuation firm, determined the initial fair value of the derivative was $18,069,000. As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as change in fair value of derivative in other income in the statement of operations for fiscal year 2003.

        As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as change in fair value of derivative in other income in the statement of operations for three months ended January 31, 2004. On February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company's Series A-1 Convertible Preferred Stock (the "Series A-1") and, as a result, no Series A shares remained outstanding as of February 5, 2004. The exchange did not result in the Company receiving any additional proceeds. As of February 5, 2004, the fair value of the derivative was $9,300,000 and the decrease in fair value of $2,300,000 from January 31, 2004 was recorded as change in fair value of derivative in other income in the statement of operations for the three months ended April 30, 2004.

        As of February 5, 2004, the Company, through the assistance of an independent valuation firm, determined the fair value of the Series A-1 was $45,276,000. The Company incurred $211,000 in offering costs in connection with the issuance of the Series A-1 in the exchange for Series A, resulting in a net fair value of $45,065,000. The difference of $6,305,000 in the fair value of the Series A-1 and the combined carrying value of the Series A and the related derivative has been recorded as a non-cash dividend in the statements of operations for the three and six months ended April 30, 2004.

        Dividends on the Series A-1, if the Series A-1 is not repurchased by the Company in the repurchase transaction described in more detail in Note 10, will be paid after October 16, 2004, the first anniversary of the original Series A private placement, and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. The Company has the option of paying dividends in cash or shares of the Series A-1, subject to certain limitations. Because dividends are not payable during the first year the Series A-1 is outstanding, the Company has accrued dividends of $756,000 for three months ended January 31, 2004 and accrued dividends of $740,000 for the three months ended April 30, 2004, which reduced earnings to common stockholders.

(6)   COMMITMENTS AND CONTINGENCIES

Litigation

IBM Corporation

        On or about March 6, 2003, the Company filed a complaint against IBM Corporation ("IBM"). The action is currently pending in the United States District Court for the District of Utah. The initial complaint included claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition. The original complaint also alleged that IBM obtained information concerning the UNIX source code and derivative works from the Company and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system. As a result of IBM's actions, the Company is requesting damages in an amount to be proven at trial, alleged to be approximately $1 billion, together with additional damages through and after the time of trial. Additionally, on or about June 13, 2003, the Company delivered to IBM a notice of termination of IBM's UNIX license agreement with the Company, which license underlies IBM's AIX software.

        On or about June 16, 2003, the Company filed an amended complaint in the IBM case. The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims. Most importantly, the amended complaint raises new allegations regarding IBM's actions and breaches through the actions of Sequent Computer Systems, Inc. ("Sequent"), which IBM acquired. The Company alleges that its license agreement with Sequent was breached in several ways similar to those set forth above and it seeks damages flowing from those breaches. The Company also seeks injunctive relief on several of its claims.

        IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial. The Company has filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses. On February 4, 2004, the Company filed a motion for leave to file amended pleadings in the case proposing to amend its complaint against IBM and to modify its affirmative defenses against IBM's counterclaims. On February 25, 2004, the court granted the Company's motion for leave. The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets. IBM has filed an answer and counterclaim. The counterclaim filed by IBM asserts 14 claims against the Company. In its counterclaim, as amended, IBM asserts that the Company does not have the right to terminate IBM's UNIX license or assert claims based on the Company's ownership of UNIX intellectual property against IBM or others in the Linux community. In addition, IBM asserts that the Company has breached the GNU General Public License and has infringed certain patents held by IBM. IBM's counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, copyright infringement for a declaratory judgment of non-infringement of copyrights, and patent infringement.

        On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both the Company and IBM. The Company has also filed a motion to dismiss IBM's tenth counterclaim for a declaratory judgment of non-infringement of copyrights. The Company has also filed a motion to amend the scheduling order and a motion to bifurcate IBM's patent counterclaims into another action. The Company filed on May 28, 2004, a publicly available reply brief in connection with its motion to amend the scheduling order, in which the Company set forth detailed and specific responses to IBM's claims made in connection with that motion. A hearing for these motions was held on June 8, 2004, and the court issued its ruling on June 10, 2004. The court granted the Company's motion to amend the scheduling order, with certain changes, and denied IBM's opposition to such an amendment. The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005 (previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005). The court also denied the motion to bifurcate the patent counterclaims without prejude to the Company's right to raise the issue again at a later stage. IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement. A hearing regarding our motion to dismiss and IBM's motion for partial summary judgment on IBM's tenth counterclaim for a declaration of non-infringement is currently scheduled for August 4, 2004. Discovery is continuing in the IBM case and the Company plans to vigorously oppose IBM's motion.

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

        On or about September 15, 2003, the Company filed a motion to dismiss the Red Hat complaint. The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement. The motion to dismiss further asserts that Red Hat's claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity. On April 6, 2004, the court issued an order denying the Company's motion to dismiss; however, the court stayed the case. Red Hat has filed a motion for reconsideration. The Company intends to vigorously defend this action.

Novell, Inc.

        On or about January 20, 2004, the Company brought suit in Utah State Court against Novell, Inc. ("Novell") for slander of title seeking relief for Novell's alleged bad faith efforts to interfere with the Company's copyrights related to its UNIX source code and derivative works and its UnixWare product. In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages. Through these claims the Company seeks to require Novell to assign to the Company all copyrights that it believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights. Novell has not yet answered the Company's complaint but has filed with the U.S. District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah. Novell also filed a motion to dismiss the Company's complaint claiming it never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.). The Company filed a response to Novell's motion to dismiss and also filed a motion to remand the case back to the state court. On June 10, 2004, the court issued a Memorandum Decision and Order which denied the Company's motion to remand the case to state court. The Memorandum Decision also denied Novell's motion to dismiss in part on claims of falsity. However, the court granted Novell's motion to dismiss regarding the Company's allegations of special damages, but granted the Company 30 days leave to amend its complaint to plead special damages with more specificity. The Company plans to continue to vigorously pursue its claims against Novell.

DaimlerChrysler Corporation

        On or around March 3, 2004, the Company brought suit against DaimlerChrysler Corporation ("DaimlerChrysler") for its alleged violations of its UNIX software agreement with the Company. Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with the Company by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by the Company. The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award the Company damages in an amount to be determined at trial together with costs, attorneys' fees and any such other or different relief that the Court may deem to be equitable and just. On April 15, 2004, DaimlerChrysler filed a motion to dismiss the Company's claims. The Company is in the process of preparing its response to DaimlerChrysler's motion and the hearing on this motion is set for July 21, 2004.

AutoZone, Inc.

        On or around March 2, 2004, the Company brought suit against AutoZone, Inc. ("AutoZone") for its alleged violations of the Company's UNIX copyrights through its use of Linux. Specifically, the lawsuit alleges that AutoZone is infringing the Company's UNIX copyrights by, among other things, running versions of the Linux operating system that contain code, structure, sequence and/or organization from the Company's proprietary UNIX System V code in violation of its copyrights. The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone's further use or copying of any part of the Company's copyrighted materials and also requests damages as a result of AutoZone's infringement in an amount to be proven at trial. On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case. The Company has filed an opposition to the AutoZone motion and a hearing is scheduled for June 21, 2004 in Nevada.

IPO Matter

        The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under one action. The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding ("MOU") with the intent of settling the dispute between the plaintiffs and the issuers. The Company has executed this MOU and has been advised that almost all (if not all) of the issuers have elected to proceed under the MOU. The terms of the MOU have been reduced to a settlement agreement that is in the process of being executed by all parties. This settlement agreement is still subject to court approval. If the settlement is approved by the court, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to the Company and its directors.

        The Company has notified its underwriters and insurance companies of the existence of the claims. Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial position. As of April 30, 2004, the Company has paid or accrued the full retention amount of $200,000 under its insurance coverage.

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

        The Company is a party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from its SCOsource initiatives. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

Arrangement with Law Firms

        On or about February 26, 2003, the Company entered into an arrangement with Boies, Schiller & Flexner LLP and other firms to investigate and review the Company's UNIX intellectual property rights. This arrangement was later modified on November 17, 2003 and December 8, 2003. The engagement with the law firms now includes the defense work related to counter suits and other retaliatory actions against the Company and lawsuits against end users violating the Company's intellectual property and contractual rights. The law firms are also representing the Company in its lawsuits against IBM, Red Hat, Novell, AutoZone, and DaimlerChrysler.

        In addition to receiving fees at reduced hourly rates, the Company's agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of the Company's intellectual property rights. These events may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of the Company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees. Additionally, the Company's agreement with the law firms may also be construed to include contingency fee payments in connection with the Company's issuance of equity securities. Future payments payable to the law firms under this arrangement may be significant.

Redemption Notice from BayStar Capital II, L.P.

        On April 15, 2004, the Company received a redemption notice from BayStar Capital II, L.P. ("BayStar") requesting that the Company immediately redeem 20,000 Series A-1 shares then held by BayStar. The redemption notice asserted that BayStar is entitled to redemption of its shares under the Certificate of Designation, Preferences and Rights of the Series A-1 because the Company allegedly breached certain provisions of the February 5, 2004 exchange agreement, to which each of the Company and BayStar is a party and pursuant to which all outstanding Series A shares were exchanged for Series A-1 shares. BayStar's redemption notice did not provide specific information regarding the factual basis for the Company's alleged breaches and had not been rescinded by April 30, 2004. The Company does not believe it has breached any of the referenced provisions of the exchange agreement, and, as a result, does not believe it is obligated to redeem BayStar's Series A-1 shares.

        Subsequent to April 30, 2004, as discussed in Note 10, the Company and BayStar entered into an agreement whereby the Company agreed to repurchase and retire all 40,000 Series A-1 shares now owned by BayStar. This agreement was reached after several discussions between the Company's management team and Board of Directors and BayStar. Under the terms of the repurchase agreement, the Company will pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of the Company's common stock, which will be payable and issuable upon the effectiveness of a shelf registration statement for the resale of the common stock issued to BayStar. Upon repurchase, all outstanding Series A-1 shares will be cancelled and retired and the rights and preferences of the Series A-1 will be terminated. The redemption notice has not been rescinded by BayStar.

Tax Assessment on the Company's Indian Branch

        During the three months ended April 30, 2004, the Indian branch of the Company's United Kingdom subsidiary, SCO Group Ltd., received a withholding tax assessment from the Government of India Income Tax Department ("Tax Department") for the period of April 2000 through March 2001. During the April 2000 through March 2001 period, SCO Group Ltd. was owned by The Santa Cruz Operation (now Tarantella, Inc.) and not the Company. The Company acquired SCO Group Ltd. in May 2001 as part of an asset purchase from Tarantella.

        The Tax Department assessed SCO Group Ltd. with a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Indian

Income Tax Act. The total amount of the withholding tax is $396,000. The Company was not aware of this liability until March 2004, when it received a formal tax assessment from the Tax Department, as it believed that it had been appropriately accounting for the revenue and related taxes on transactions in India.

        The Company has filed an appeal with the Tax Department and believes that its packaged software does not qualify for "royalties" treatment, and would therefore not be subject to withholding tax. Additionally, the SCO Group, Ltd, the company on which the assessment was levied has filed for bankruptcy. Although the Company intends to vigorously defend this tax assessment, there can be no assurance it will prevail against the Tax Department.

        The Company has recorded the charge for $396,000 related to the tax assessment in the three and six months ended April 30, 2004 as a component of its provision for income taxes in its statement of operations. In connection with the tax assessment, the Company has accrued $81,000 in penalties that were assessed. The Company has also reviewed the asset purchase agreement between it and Tarantella, specifically the indemnification provision surrounding income taxes. The Company is in the process of informing Tarantella of the existence of this liability and may pursue its options to receive indemnification from Tarantella for this liability. At this point, it is unknown if the Company will be successful in these efforts, and therefore no receivable has been recorded from Tarantella.

        The Company believes that it is probable that the Tax Department will pursue similar assessments on SCO Group Ltd. for taxable periods subsequent to March 2001. Because of this probability, and the Company's inability to determine at this point if the Company will prevail against the Tax Department, the Company has accrued the full amount of the estimated withholding tax of $314,000 for these subsequent periods as provision for income taxes in its statements of operations for the three and six months ended April 30, 2004.

(7)   STOCKHOLDERS' EQUITY

Stock-Based Compensation

        The following table details the components of stock-based compensation for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Amortization of stock-based compensation	$113	$239	$223	$396
Options and shares for services	283	167	283	222
Modifications to options	—	—	92	—

Total	$396	$406	$598	$618

        During the three and six months ended April 30, 2004, the Company granted options to purchase 483,000 and 532,000 shares of common stock with an average exercise price of $8.70 and $9.38 per share, respectively. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the three and six months ended April 30, 2004, options to purchase approximately 193,000 and 368,000 shares of common stock were exercised with an average exercise price of $1.35 and $1.52 per share, respectively. As of April 30, 2004, there were approximately 3,624,000 stock options outstanding with a weighted average exercise price of $4.48 per share.

        During the three months ended January 31, 2004, the Company modified an option grant to one of its board members. The Company recognized compensation expense of approximately $92,000 related to the modification of this option.

Options to Consultants

        During the three months ended April 30, 2004, the Company entered into an agreement with a consultant to provide financial consulting and investor relations services to the Company. The agreement is for an initial period of three months and may be renewed by both parties for additional three-month periods. The Company will pay the consultant a fixed fee of $10,000 per month. As part of the agreement, the Company granted to the consultant an option to acquire 200,000 shares of the Company's common stock at a price of $10.03 per share, the fair value of the Company's common stock on the date the agreement was finalized. In the event of non-performance by the consultant, the consultant will be required to pay to the Company a fee equal to 20 percent of the fair value of the option. The Company used the Black-Scholes option pricing model to determine the fair value of the option of $269,000, of which $50,000 was recorded as expense in the three months ended April 30, 2004. Assumptions used in the Black-Scholes option pricing model to determine the fair value of the option were the following; risk free interest rate of 2.9 percent, volatility of 66 percent, dividend yield of 0 percent, and a contractual term of three months.

        In December 2002, the Company issued an option to acquire 100,000 shares of the Company's common stock at $1.52 per share to a consultant for services. The option vests as follows, (i) options to purchase 50,000 shares vest on a monthly basis over a 12-month period, and (ii) the remaining options to purchase 50,000 shares vest upon the achievement of certain milestones. The fair value of the options are expensed in the periods the services are performed and the milestones are achieved. During the three months ended April 30, 2004, the Company recorded $233,000 of expense related to this option.

Stock Buyback Program

        On March 10, 2004, the Company's board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of the Company's common stock over the 24-month period following March 10, 2004, the time at which the repurchase program was effective. Any repurchased shares will be held in treasury and will be available for general corporate purposes. The repurchase program will allow the Company to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. During the three months ended April 30, 2004, the Company purchased approximately 290,000 shares of its common stock at a total cost of approximately $2,414,000.

(8)   SIGNIFICANT CUSTOMERS

        During the three and six months ended April 30, 2004 and 2003, no single customer accounted for more than 10 percent of total revenue.

(9)   SEGMENT INFORMATION

        The Company's resources are allocated and operating results managed to the operating income (loss) level for each of the Company's two geographic units for its UNIX division and the Company's SCOsource licensing division. The geographic units for the UNIX division consist of the Americas division and the International division. The revenue, cost of revenue and direct sales and marketing expenses are tracked for each division. The costs of corporate sales and marketing, research and development, general and administration and other (which include non-cash amortization of intangibles assets related to the UNIX division) are allocated to each division based on that division's percentage of total revenue. The corporate revenue and expenses include amounts not directly attributable to a specific division.

        For purposes of comparing the three and six month periods ended April 30, 2003 to the three and six month periods ended April 30, 2004, the Company has combined the results of operations for its EMEA and Asia operations into the column 'International', has segregated its SCOsource operations from the 'Corporate' column, and has also allocated the amortization of intangible assets to the Americas and International divisions.

        Segment disclosures for the Company's operating divisions are as follows for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30, 2004
	Americas	International	SCOsource	Corporate	Total
Revenue	$5,807	$4,206	$11	$113	$10,137
Cost of revenue	1,228	732	4,484	14	6,458

Gross margin	4,579	3,474	(4,473)	99	3,679

Sales and marketing	1,687	2,430	581	—	4,698
Research and development	1,622	1,175	71	—	2,868
General and administrative	1,387	1,005	—	—	2,392
Other	344	249	—	2,535	3,128

Total operating expenses	5,040	4,859	652	2,535	13,086

Loss from operations	$(461)	$(1,385)	$(5,125)	$(2,436)	$(9,407)

	Three Months Ended April 30, 2003
	Americas	International	SCOsource	Corporate	Total
Revenue	$6,710	$6,335	$8,250	$74	$21,369
Cost of revenue	1,357	1,254	2,163	373	5,147

Gross margin	5,353	5,081	6,087	(299)	16,222

Sales and marketing	2,375	3,670	—	6	6,051
Research and development	1,300	1,228	—	14	2,542
General and administrative	748	706	—	8	1,462
Other	357	343	—	542	1,242

Total operating expenses	4,780	5,947	—	570	11,297

Income (loss) from operations	$573	$(866)	$6,087	$(869)	$4,925

	Six Months Ended April 30, 2004
	Americas	International	SCOsource	Corporate	Total
Revenue	$12,570	$8,879	$31	$49	$21,529
Cost of revenue	2,598	1,550	7,924	36	12,108

Gross margin	9,972	7,329	(7,893)	13	9,421

Sales and marketing	4,230	4,898	591	—	9,719
Research and development	3,219	2,258	98	—	5,575
General and administrative	2,681	1,883	22	—	4,586
Other	816	564	—	2,737	4,117

Total operating expenses	10,946	9,603	711	2,737	23,997

Loss from operations	$(974)	$(2,274)	$(8,604)	$(2,724)	$(14,576)

	Six Months Ended April 30, 2003
	Americas	International	SCOsource	Corporate	Total
Revenue	$13,974	$12,525	$8,250	$160	$34,909
Cost of revenue	2,716	2,659	2,163	487	8,025

Gross margin	11,258	9,866	6,087	(327)	26,884

Sales and marketing	5,010	7,471	—	10	12,491
Research and development	2,722	2,439	—	31	5,192
General and administrative	1,633	1,460	—	19	3,112
Other	742	658	—	502	1,902

Total operating expenses	10,107	12,028	—	562	22,697

Income (loss) from operations	$1,151	$(2,162)	$6,087	$(889)	$4,187

        Long-lived assets, which include property and equipment as well as intangible assets and goodwill, by location consist of the following as of April 30, 2004 and October 31, 2003 (in thousands):

	April 30, 2004	October 31, 2003
Long-lived assets:
United States	$7,357	$11,234
International	282	366

Total long-lived assets	$7,639	$11,600

(10) SUBSEQUENT EVENTS

Conversion of Series A-1 Shares and Transfer of Series A-1 Shares to BayStar

        On May 5, 2004, the Company received a notice from Royal Bank of Canada ("RBC") that RBC had elected to convert 10,000 Series A-1 shares into a total of 740,740 shares of the Company's common stock. The converted Series A-1 shares were originally purchased at a price of $1,000 per share and were converted into shares of common stock based on a conversion price of $13.50 per share. Additionally, RBC informed the Company that it sold its remaining 20,000 Series A-1 shares to BayStar, which now holds a total of 40,000 Series A-1 shares.

Agreement to Repurchase BayStar Series A-1 Shares

        On May 31, 2004, the Company entered into an agreement with BayStar to repurchase and retire BayStar's 40,000 Series A-1 shares. Terms of the agreement require the Company to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of the Company's common stock. The repurchase price will be payable and issuable upon the effectiveness of a shelf registration statement for the resale of the shares of common stock that will be issued to BayStar upon the completion of the repurchase. In the event that a shelf registration statement is not declared effective by the SEC, the transaction will not be completed. Upon repurchase, all Series A-1 shares will be cancelled and retired and the rights and preferences of the Series A-1 and associated contractual rights will be terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "intends," "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under "Forward-Looking Statements" and "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission, including the audited financial statements and management's discussion and analysis contained therein. All information presented herein is based on the three and six months ended April 30, 2004. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        Historical Background.    We originally incorporated as Caldera Systems, Inc., a Utah corporation ("Caldera Systems"), and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, we completed an initial public offering of our common stock. On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation (now Tarantella, Inc.). In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc. On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.

        Recent Developments.    On February 5, 2004, we completed a transaction pursuant to an exchange agreement among us, BayStar Capital II, L.P. ("BayStar") and Royal Bank of Canada ("RBC") in which each outstanding share of our then-outstanding redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock. On April 15, 2004, we received a redemption notice from BayStar requesting that we immediately redeem 20,000 Series A-1 shares then held by BayStar. The redemption notice asserted that BayStar is entitled to redemption of its the Series A-1 shares under the Certificate of Designation, Preferences and Rights for the Series A-1 shares because we allegedly had breached certain provisions of our February 5, 2004 exchange agreement. BayStar's redemption notice did not provide specific information regarding the factual basis for our alleged breaches of the exchange agreement, but we do not believe we have breached the exchange agreement. As a result, we do not believe we are obligated to redeem BayStar's Series A-1 shares.

        On May 5, 2004, we received a notice from RBC of its election to convert 10,000 shares of our Series A-1 Convertible Preferred Stock into a total of 740,740 shares of our common stock. Additionally, RBC informed us that it sold its remaining 20,000 Series A-1 shares to BayStar, making BayStar the sole holder of all 40,000 outstanding Series A-1 shares.

        On May 31, 2004, we entered into an agreement with BayStar to repurchase and retire BayStar's 40,000 Series A-1 shares. Terms of the agreement require us to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of our common stock, which consideration will be payable and issuable upon the effectiveness of a registration statement covering the resale of the common stock issued to BayStar. In the event that the registration statement is not declared effective by the SEC, the repurchase transaction with BayStar will not be completed. Upon completion of the repurchase transaction, all Series A-1 shares will be cancelled and retired and the rights and preferences of the Series A-1 shares will be terminated. The transaction will also eliminate BayStar's contractual rights and will include a general release by both parties.

        On or about January 20, 2004, we brought suit against Novell, Inc. ("Novell") for slander of title seeking relief for Novell's alleged bad faith efforts to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare product. In the lawsuit, we request preliminary and permanent injunctive relief as well as damages. Through our claims, we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights. On June 10, 2004, the court issued a memorandum decision and order which denied our motion to remand the case to state court. The memorandum decision also denied Novell's motion to dismiss in part on claims of falsity. However, the court granted Novell's motion to dismiss regarding our allegations of special damages, but granted us 30 days leave to amend our complaint and plead special damages with more specificity.

        On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux. Specifically, the lawsuit alleges that AutoZone is infringing our UNIX copyrights by, among other things, running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights. The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone's further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone's infringement in an amount to be proven at trial. On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case. We have filed an opposition to the AutoZone motion and a hearing is currently scheduled for June 21, 2004.

        On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us. Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to voluntarily certify by January 31, 2004 its compliance with its UNIX software agreement as required by us. The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys' fees and any such other or different relief that the Court may deem to be equitable and just. On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims. We are in the process of preparing our response to DaimlerChrysler's motion and the hearing on this motion is set for July 21, 2004.

        On March 10, 2004, our board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of our common stock over a 24-month period. Shares may be purchased in open market transactions, block purchases or privately negotiated transactions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the quarter ended April 30, 2004, we purchased 290,000 shares of our common stock in open market purchases for a total cost of $2,414,000.

Business Focus

        We generate revenue primarily from two sources: product and services revenue from our UNIX operating systems business and license fees from our SCOsource licensing business.

        UNIX Business.    Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running on Intel architecture. Our largest source of UNIX business revenue is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers. We have local offices in a number of countries that provide support and services to customers and resellers in that geographic area. The other principal channel for selling and marketing our UNIX products is through major corporations that have a large number of replicated sites or franchisees. We access these corporations through their information technology or purchasing departments with our Area Sales Managers in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to OEMs. Until fiscal year 2003, the majority of our revenue and our operating expenses were derived from our UNIX business. The following table shows the operating results of the UNIX business (excluding the SCOsource division and corporate costs) for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue	$10,013	$13,045	$21,449	$26,499
Cost of revenue	1,960	2,611	4,148	5,375

Gross margin	8,053	10,434	17,301	21,124

Sales and marketing	4,117	6,045	9,128	12,481
Research and development	2,797	2,528	5,477	5,161
General and administrative	2,392	1,454	4,564	3,093
Other	593	700	1,380	1,400

Total operating expenses	9,899	10,727	20,549	22,135

Loss from operations	$(1,846)	$(293)	$(3,248)	$(1,011)

        Revenue from our UNIX business decreased by $3,032,000, or 23 percent, for the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003, and revenue from our UNIX business decreased by $5,050,000, or 19 percent, for the first two quarters of fiscal year 2003 compared to the first two quarters of fiscal year 2004. The revenue from this business has been declining over the last several quarters primarily as a result of increased competition from alternative operating systems, particularly Linux, and lower information technology spending for UNIX products. If we are unable to generate positive cash flow and profitable operations, our UNIX operations may be adversely impacted.

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

        In an effort to attain profitability in our UNIX division, we have decreased our operating costs and increased our gross margin percentage over the last several quarters. Operating costs for our UNIX division decreased from $10,727,000 for the second quarter of fiscal year 2003 to $9,899,000 for the second quarter of fiscal year 2004, and decreased from $22,135,000 for the first two quarters of fiscal year 2003 to $20,549,000 for the first two quarters of fiscal year 2004. These cost reductions have primarily been attributable to reduced headcount. We have reduced the number of employees in our UNIX division from 329 as of April 30, 2003 to 263 as of April 30, 2004, eliminated redundant facilities and reduced other discretionary spending while still preserving our worldwide infrastructure. Our gross margin percentage from our UNIX business during these periods was consistently near 80 percent.

        Included in operating costs in the above table, under the caption 'Other,' are non-cash charges for the amortization of intangibles. Also during the second quarter of fiscal year 2004, we incurred a charge of $682,000 classified as general and administrative expense that was related to the elimination of certain positions in the UNIX division. We believe that these cuts will enable the UNIX division to generate improved operating results for the last two quarters of fiscal year 2004.

        An important initiative for our UNIX division for our 2004 fiscal year will be our continued investment in and commitment to our UNIX operating systems. As part of this initiative, we intend to release new versions of our UnixWare operating system in June 2004 and our OpenServer operating system in the first calendar quarter of 2005 and will provide these products with increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integrate widely used internet applications and increased system performance. These enhancements will not have a direct impact on our short-term UNIX revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle, but we believe that they will help prolong our UNIX revenue stream for future quarters.

        SCOsource Business.    During the 2003 fiscal year, we became aware that our UNIX code and derivative works had been inappropriately included in the Linux operating system. We believe the inclusion of our UNIX code and derivative works in Linux has been a major contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system but only minimal fees, if any, for service and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

        In an effort to protect our UNIX intellectual property, we initiated our SCOsource licensing initiatives. These initiatives now include, among others, seeking to enter into license agreements with UNIX vendors and implementing a worldwide program offering SCOsource intellectual property ("IP") licenses to Linux end users allowing them to continue to use our UNIX source code and derivative works found in Linux. Our SCOsource efforts resulted in the execution of two significant vendor license agreements during fiscal year 2003. In the second quarter of fiscal year 2004, we increased our SCOsource sales and marketing efforts as we continue to implement our SCOsource licensing strategies.

        The following table shows the operating results of the SCOsource business for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue	$11	$8,250	$31	$8,250
Cost of revenue	4,484	2,163	7,924	2,163

Gross margin	(4,473)	6,087	(7,893)	6,087

Sales and marketing	581	—	591	—
Research and development	71	—	98	—
General and administrative	—	—	22	—
Other	—	—	—	—

Total operating expenses	652	—	711	—

Income (loss) from operations	$(5,125)	$6,087	$(8,604)	$6,087

        Our future success with our SCOsource initiatives and future revenue from SCOsource licenses will depend on our ability to protect our UNIX intellectual property. We will continue to devote resources to our SCOsource initiatives, and we generally expect quarterly legal fees and other SCOsource related costs for the last two quarters of fiscal year 2004 will be consistent with the current level of costs incurred in the second quarter of fiscal year 2004. However, legal expenses could increase over time depending on developments in our litigation matters, and certain events may take place that could require us to pay a 20 percent contingency fee to our law firms. These events may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees. Additionally, our agreement with our law firms may also be construed to include contingency fee payments in connection with any issuance of our equity securities.

        Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue. This uncertainty represents a significant risk and challenge for us, both in the short and long term. If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter. Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future. Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux. We generated minimal SCOsource revenue in the first and second quarters of fiscal year 2004, but we anticipate that revenue from vendor licenses and IP licenses will increase during the last two quarters of fiscal year 2004.

Critical Accounting Policies

        Our critical accounting policies and estimates include the following:

  •
  Revenue recognition;

  •
  Deferred income taxes and related valuation allowances;

  •
  Fair value of derivative financial instrument and Series A-1 Convertible Preferred Stock;

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

        The majority of our revenue transactions relate to product sales only. On occasion we have revenue transactions that include multiple elements (i.e., delivered and undelivered elements including maintenance, support and other services). For invoices or contracts involving multiple elements, we allocate revenue to each component of the contract based on objective evidence of its fair value. The fair value of each element is based on amounts charged when such elements are sold in separate transactions. We recognize revenue allocated to undelivered products when the criteria for revenue recognition set forth above have been met.

        Estimates used in our revenue recognition include the determination of credit-worthiness and verification of sales-out reporting to end users through our two-tier distribution channel. We also provide reserves against revenue based on historical trends and experience. To the extent these estimates were incorrect our recognized revenue would be adversely impacted and would harm our results of operations. Additionally, if our business conditions change or our revenue contracts begin to contain more multiple elements, our future revenue recognition in future periods may be impacted as a larger component of revenue may be deferred. As of April 30, 2004, our deferred revenue balance was $7,554,000 and related primarily to product maintenance and support contracts.

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

        Fair Value of Derivative Financial Instrument and Series A-1 Convertible Preferred Stock. On October 16, 2003, we issued 50,000 shares of our redeemable Series A Convertible Preferred Stock for $1,000 per share. The net proceeds from the sale of the preferred stock were $47,740,000. The terms of the preferred stock include conversion and a number of redemption provisions that represent a derivative financial instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We determined that the conversion feature allowing the holders of the preferred stock to acquire common shares is an embedded derivative financial instrument that does not qualify as a scope exemption under the provisions of Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock."

        As of October 16, 2003, through the assistance of an independent valuation firm, we determined the initial fair value of the derivative was $18,069,000 and the value of the preferred stock was $29,671,000. We were required to account for the conversion feature as an embedded derivative since the preferred stock instrument did not entitle the holders to equity features such as voting rights and board representation. As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as change in fair value of derivative in other income in the statement of operations for fiscal year 2003. As of January 31, 2004, the fair value of the derivative was $11,600,000 and the decrease in fair value of $3,624,000 was recorded as change in fair value of derivative in other income in our condensed consolidated statement of operations for the three months ended January 31, 2004.

        On February 5, 2004, we completed an exchange transaction in which each outstanding Series A share was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock. We received no additional proceeds in the exchange. The exchange transaction eliminated the derivative related to the Series A shares that was initially recorded as a current liability on our balance sheet and eliminated the charge in our quarterly statements of operations for the change in the fair value of the derivative related to the Series A shares. The derivative was eliminated due to certain rights and privileges included in the new Series A-1 shares, such as voting rights and rights to board representation, among others, that were not included in the Series A shares.

        We recorded $2,300,000 as change in fair value of derivative in other income in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the time at which the exchange agreement was executed. Through the assistance of an independent valuation firm, we determined the fair value of the Series A-1 shares to be $45,276,000 as of February 5, 2004. We recorded a dividend in the second quarter of fiscal year 2004 of $6,305,000 related to the difference between the fair value of the Series A-1 shares and the carrying value of the previously issued Series A shares and related derivative. This dividend reduced earnings to common stockholders. The estimated fair value of the Series A-1 shares as of February 5, 2004 was calculated using a binomial model. Specific assumptions used included: 2.7 years to maturity, 11 percent equivalent bond yield, risk-free rate of 2.4 percent, volatility of 130 percent.

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

        We performed an impairment analysis as of April 30, 2004 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and determined that the goodwill and intangible assets related to the Vultus technology, which we acquired from Vultus, Inc. ("Vultus") in June 2003, had been impaired. We concluded that an impairment-triggering event occurred during the second quarter of fiscal year 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize. Additionally, we had a reduction in force that impacted our ability to move the Vultus initiative forward on a stand-alone basis. Consequently, we have concluded that no significant future cash flows related to its Vultus assets would be realized. As a result of these analyses, we wrote-down the carrying value of our goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote-down intangible assets related to our Vultus acquisition from $973,000 to $0.

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

        Allowance for Doubtful Accounts.    We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the three and six months ended April 30, 2004. Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $155,000 as of April 30, 2004. Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

        The following table presents our results of operations for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
Statement of Operations Data:
	2004	2003	2004	2003
Revenue:
Products	$8,415	$11,122	$18,127	$22,212
SCOsource licensing	11	8,250	31	8,250
Services	1,711	1,997	3,371	4,447

Total revenue	10,137	21,369	21,529	34,909

Cost of revenue:
Products	901	1,206	1,789	2,392
SCOsource licensing	4,484	2,163	7,924	2,163
Services	1,073	1,778	2,395	3,470

Total cost of revenue	6,458	5,147	12,108	8,025

Gross margin	3,679	16,222	9,421	26,884

Operating expenses:
Sales and marketing	4,698	6,051	9,719	12,491
Research and development	2,868	2,542	5,575	5,192
General and administrative	2,392	1,462	4,586	3,112
Loss on impairment of long-lived assets	2,139	—	2,139	—
Restructuring charges (reversals)	—	136	—	(116)
Amortization of intangibles	593	700	1,380	1,400
Stock-based compensation	396	406	598	618

Total operating expenses	13,086	11,297	23,997	22,697

Income (loss) from operations	(9,407)	4,925	(14,576)	4,187

Equity in income (losses) of affiliates	37	(75)	74	(100)
Other income (expense), net	2,422	(48)	6,185	(4)
Provision for income taxes	(966)	(302)	(1,094)	(307)

Net income (loss)	(7,914)	4,500	(9,411)	3,776
Dividends on redeemable convertible preferred stock	(7,045)	—	(7,801)	—

Net income (loss) applicable to common stockholders	$(14,959)	$4,500	$(17,212)	$3,776

THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003

Revenue

	Three Months Ended April 30,
	2004	Change	2003
Revenue	$10,137,000	(53%)	$21,369,000
	Six Months Ended April 30,
	2004	Change	2003
Revenue	$21,529,000	(38%)	$34,909,000

        Revenue for the second quarter of fiscal year 2004 decreased by $11,232,000, or 53 percent, from the second quarter of fiscal year 2003, and revenue for the first two quarters of fiscal year 2004 decreased by $13,380,000, or 38 percent, from the first two quarters of fiscal year 2003. These decreases were primarily attributable to decreased revenue from our UNIX products and services as a result of competition from other operating systems, primarily Linux, and minimal SCOsource licensing revenue in the second quarter of fiscal year 2004 compared to SCOsource revenue of $8,250,000 in the second quarter of fiscal year 2003.

        Revenue generated from our UNIX operating divisions (Americas and International), SCOsource division and other was as follows:

	Three Months Ended April 30,
	2004	Change	2003
Americas revenue	$5,807,000	(13%)	$6,710,000
Percent of total revenue	57%		31%
International revenue	4,206,000	(34%)	6,335,000
Percent of total revenue	42%		30%
SCOsource revenue	11,000	(100%)	8,250,000
Percent of total revenue	0%		39%
Other revenue	113,000	53%	74,000
Percent of total revenue	1%		0%
	Six Months Ended April 30,
	2004	Change	2003
Americas revenue	$12,570,000	(10%)	$13,974,000
Percent of total revenue	58%		40%
International revenue	8,879,000	(29%)	12,525,000
Percent of total revenue	41%		36%
SCOsource revenue	31,000	(100%)	8,250,000
Percent of total revenue	0%		24%
Other revenue	49,000	(69%)	160,000
Percent of total revenue	1%		0%

        The decrease in revenue in the Americas UNIX division for the second quarter and first two quarters of fiscal year 2004 compared to the second quarter and first two quarters of fiscal year 2003 was attributable to continued competition from other operating systems, particularly Linux, as well as a decrease in revenue from corporate accounts. The decrease in revenue in the International UNIX division for the second quarter and first two quarters of fiscal year 2004 compared to the second quarter and first two quarters of fiscal year 2003 was primarily related to the negative impact of the European economy as well as from increased competition from other operating system products, particularly Linux, in Europe and Asia. We anticipate for the remainder of the 2004 fiscal year that UNIX revenue generated by the Americas and the International UNIX divisions will be consistent with or slightly lower than revenue generated by these two divisions in the second quarter of fiscal year 2004 and that the percentage split between these two UNIX divisions will be generally consistent with that in the second quarter of fiscal year 2004.

        The decrease in SCOsource licensing revenue in the second quarter and first two quarters of fiscal year 2004 from the comparable period of the prior fiscal year was primarily attributable to minimal vendor licensing revenue in the 2004 fiscal year periods when compared to $8,250,000 in SCOsource revenue in the second quarter and first two quarters of fiscal year 2003. The SCOsource revenue generated in the second quarter and first two quarters of fiscal year 2003 was from two contracts executed with Sun Microsystems ("Sun") and Microsoft Corporation ("Microsoft").

        Our UNIX product and services revenue may be lower than currently anticipated if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors. This may occur as a result of our SCOsource initiatives and in particular as a result of any lawsuits we have brought against end users violating our intellectual property and contractual rights or as a result of any adverse changes to our UNIX division.

Products Revenue

	Three Months Ended April 30,
	2004	Change	2003
Products revenue	$8,415,000	(24%)	$11,122,000
Percent of total revenue	83%		52%
	Six Months Ended April 30,
	2004	Change	2003
Products revenue	$18,127,000	(18%)	$22,212,000
Percent of total revenue	84%		64%

        Our products revenue consists of software licenses of our UNIX products, primarily OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs. We rely heavily on our two-tier distribution channel for approximately 50 percent of our products revenue in the Americas UNIX division and over 90 percent of our revenue in our International UNIX division, and any disruption in our distribution channel could adversely impact our future revenue.

        The decrease in products revenue in the second quarter and first two quarters of fiscal year 2004 as compared with the second quarter and first two quarters of fiscal year 2003 was primarily attributable to decreased sales of UnixWare and OpenServer products primarily resulting from increased competition in the operating system market, particularly Linux, and from a decrease in information technology spending for UNIX products. This impact was felt in all of our distribution channels, and we believe that this competition from Linux will continue in future periods.

        Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these product lines was as follows:

	Three Months Ended April 30,
	2004	Change	2003
OpenServer revenue	$4,580,000	(20%)	$5,750,000
Percent of products revenue	54%		52%
UnixWare revenue	2,425,000	(20%)	3,017,000
Percent of products revenue	29%		27%
Other products revenue	1,410,000	(40%)	2,355,000
Percent of products revenue	17%		21%
	Six Months Ended April 30,
	2004	Change	2003
OpenServer revenue	$9,782,000	(7%)	$10,491,000
Percent of products revenue	54%		47%
UnixWare revenue	5,163,000	(28%)	7,181,000
Percent of products revenue	28%		32%
Other products revenue	3,182,000	(30%)	4,540,000
Percent of products revenue	18%		21%

        The decreases in OpenServer and UnixWare revenue as well as other products revenue are the result of increased competition in the operating system market, particularly Linux.

SCOsource Licensing Revenue

	Three Months Ended April 30,
	2004	Change	2003
SCOsource licensing revenue	$11,000	(100%)	$8,250,000
Percent of total revenue	0%		39%
	Six Months Ended April 30,
	2004	Change	2003
SCOsource licensing revenue	$31,000	(100%)	$8,250,000
Percent of total revenue	0%		24%

        SCOsource licensing revenue consists of revenue generated from vendor licenses to use our proprietary UNIX System V code as well as IP licenses. SCOsource licensing revenue was $11,000 for second quarter of fiscal year 2004 as compared to $8,250,000 in SCOsource revenue in the second quarter of fiscal year 2003, and SCOsource revenue was $31,000 for the first two quarters of fiscal year 2004 as compared to $8,250,000 in SCOsource revenue for the first two quarters of fiscal year 2003. The SCOsource revenue generated in the second quarter of fiscal year 2003 was from two contracts executed with Sun and Microsoft.

        We generated minimal SCOsource revenue in the first and second quarters of fiscal year 2004, but anticipate that revenue from vendor licenses and intellectual property ("IP") licenses will increase during the final two quarters of fiscal year 2004. However, we are unable to predict the amount and timing of revenue from our SCOsource initiatives for future periods because of the uncertainties related to the timing and revenue recognition of SCOsource licensing revenue.

Services Revenue

	Three Months Ended April 30,
	2004	Change	2003
Services revenue	$1,711,000	(14%)	$1,997,000
Percent of total revenue	17%		9%
	Six Months Ended April 30,
	2004	Change	2003
Services revenue	$3,371,000	(24%)	$4,447,000
Percent of total revenue	16%		13%

        Services revenue consists primarily of annual and incident support fees, engineering services fees, professional services and education fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $286,000, or 14 percent, in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003 and the decrease in services revenue of $1,076,000, or 24 percent, in the first two quarters of fiscal year 2004 as compared to the first two quarters of fiscal year 2003 was in part due to a decrease in professional services revenue resulting from a decrease in the demand for our custom enterprise-level projects as well as from a decrease in our support services, engineering services and team services agreements and generally from a decrease in overall UNIX product revenue.

        The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as the renewal of certain annual support and services agreements with existing UNIX customers. We anticipate our services revenue for the last two quarters of fiscal year 2004 to decline slightly from the revenue generated in the second quarter of fiscal year 2004.

Cost of Products Revenue

	Three Months Ended April 30,
	2004	Change	2003
Cost of products revenue	$901,000	(25%)	$1,206,000
Percentage of products revenue	11%		11%
	Six Months Ended April 30,
	2004	Change	2003
Cost of products revenue	$1,789,000	(25%)	$2,392,000
Percentage of products revenue	10%		11%

        Cost of products revenue includes primarily overhead costs, manufacturing costs, royalties to third-party vendors and technology costs. Cost of products revenue decreased by $305,000, or 25 percent, in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 and decreased by $603,000, or 25 percent, in the first two quarters of fiscal year 2004 compared to the first two quarters of fiscal year 2003. This decrease was primarily attributable to reduced product revenue and reduced overhead and manufacturing costs resulting from our cost reduction efforts.

        For the last two quarters of fiscal year 2004, we expect the dollar amount of our cost of products revenue to be lower than our cost of products revenue incurred in the second quarter of fiscal year 2004.

Cost of SCOsource Licensing Revenue

	Three Months Ended April 30,
	2004	Change	2003
Cost of SCOsource licensing revenue	$4,484,000	107%	$2,163,000
Percentage of SCOsource licensing revenue	40763%		26%
	Six Months Ended April 30,
	2004	Change	2003
Cost of SCOsource licensing revenue	$7,924,000	266%	$2,163,000
Percentage of SCOsource licensing revenue	25561%		26%

        Cost of SCOsource licensing revenue includes the salaries and related personnel costs of employees dedicated to the SCOsource licensing initiatives, legal and professional fees incurred in connection with our SCOsource initiatives, and an allocation of corporate costs.

        Cost of SCOsource licensing revenue increased significantly in the second quarter and first two quarters of fiscal year 2004 compared to the second quarter and first two quarters of fiscal year 2003. This is primarily the result of increased legal fees incurred in connection with our ongoing litigation with IBM, Novell, AutoZone and DaimlerChrysler as well as for the pursuit of intellectual property licenses. For the last two quarters of fiscal year 2004, we expect our cost of SCOsource licensing revenue to be generally consistent with our cost of SCOsource license revenue generated in the second quarter of fiscal year 2004. However, cost of SCOsource licensing revenue likely will fluctuate from quarter to quarter due in part to the unpredictability of the related SCOsource revenue and the level of legal and professional expenses incurred in connection with our efforts to protect our intellectual property rights. Legal expenses could increase over time depending on developments in our ongoing litigation. Legal expenses may also include contingency payments made to the law firms engaged by us to protect our intellectual property rights, which at this time we are unable to predict the amount or timing of such contingency fees. Additionally, we are unable to predict the percentage of cost of SCOsource licensing revenue for future quarters due to the unpredictability of the related licensing revenue.

Cost of Services Revenue

	Three Months Ended April 30,
	2004	Change	2003
Cost of services revenue	$1,073,000	(40%)	$1,778,000
Percentage of services revenue	63%		89%
	Six Months Ended April 30,
	2004	Change	2003
Cost of services revenue	$2,395,000	(31%)	$3,470,000
Percentage of services revenue	71%		78%

        Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $705,000, or 40 percent, for the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 and decreased by $1,075,000, or 31 percent, for the first and second quarters of fiscal year 2004 compared to the first and second quarters of fiscal year 2003. This decrease was attributable in part to lower services revenue, reduced employee and related costs in our support services and professional services groups as well as the elimination of certain third-party support contracts in order to increase the gross margin for these groups.

        For the last two quarters of fiscal year 2004, we expect the dollar amount of our cost of services revenue to be lower than our cost of services revenue incurred in the second quarter of fiscal year 2004.

Sales and Marketing

	Three Months Ended April 30,
	2004	Change	2003
Sales and marketing expense	$4,698,000	(22%)	$6,051,000
Percentage of total revenue	46%		28%
	Six Months Ended April 30,
	2004	Change	2003
Sales and marketing expense	$9,719,000	(22%)	$12,491,000
Percentage of total revenue	45%		36%

        Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses from the second quarter of fiscal year 2003 to the second quarter of fiscal year 2004 of $1,353,000, or 22 percent, and the decrease in sales and marketing expense from the first two quarters of fiscal year 2003 to the first two quarters of fiscal year 2004 of $2,772,000, or 22 percent, was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, and lower commissions and lower co-operative advertising costs as a result of lower revenue. Our sales and marketing headcount decreased from 134 as of April 30, 2003, to 82 as of April 30, 2004.

        For the last two quarters of fiscal year 2004, we anticipate the dollar amount of sales and marketing expenses will decrease compared to the second quarter of fiscal year 2004.

Research and Development

	Three Months Ended April 30,
	2004	Change	2003
Research and development expense	$2,868,000	13%	$2,542,000
Percentage of total revenue	28%		12%
	Six Months Ended April 30,
	2004	Change	2003
Research and development expense	$5,575,000	7%	$5,192,000
Percentage of total revenue	26%		15%

        Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses as well as corporate allocations. The increase in research and development expense in the second quarter of fiscal year 2004 of $326,000, or 13 percent, compared to the second quarter of fiscal year 2003 and the increase in research and development expense in the first two quarters of fiscal year 2004 of $383,000, or 7 percent, compared to the first two quarters of fiscal year 2003 was primarily attributable to increased personnel and related costs attributable to development work and enhancements of our two UNIX operating system products, OpenServer and UnixWare. Our research and development personnel increased from 70 as of April 30, 2003, to 85 as of April 30, 2004.

        For the last two quarters of fiscal year 2004, we anticipate the dollar amount of research and development expenses will decrease compared to the second quarter of fiscal year 2004 due to recently implemented cost reductions.

General and Administrative

	Three Months Ended April 30,
	2004	Change	2003
General and administrative expense	$2,392,000	64%	$1,462,000
Percentage of total revenue	24%		7%
	Six Months Ended April 30,
	2004	Change	2003
General and administrative expense	$4,586,000	47%	$3,112,000
Percentage of total revenue	21%		9%

        General and administrative expenses consist of the salaries and benefits of finance, human resources and executive management and expenses for professional services as well as corporate allocations. Included in general and administrative expenses for the three and six months ended April 30, 2004 are $682,000 in payments made in connection with the elimination of approximately 16 percent of our workforce. The increase in general and administrative expense from the second quarter and first two quarters of fiscal year 2003 of $930,000 and $1,474,000, respectively, compared to the second quarter and first two quarters of fiscal year 2004, exclusive of the above mentioned termination payments, was primarily attributable to new compliance and reporting regulations under the Sarbanes-Oxley Act of 2002 and other new regulatory requirements, increased legal costs as a result of corporate legal matters and other legal and professional costs not categorized as SCOsource cost of revenue.

        For the last two quarters of fiscal year 2004, we anticipate the dollar amount of general and administrative expenses will decrease compared to the second quarter of fiscal year 2004 due to recently implemented cost reductions.

Restructuring Charges (Reversals)

	Three Months Ended April 30,
	2004	Change	2003
Restructuring charges (reversals)	$—	n/a	$136,000
Percentage of total revenue	0%		1%
	Six Months Ended April 30,
	2004	Change	2003
Restructuring charges (reversals)	$—	n/a	$(116,000)
Percentage of total revenue	0%		(0)%

        In March 2003, in connection with management's decision to establish strategic European headquarters in Dublin, Ireland, and our United Kingdom ("UK") subsidiary, SCO Group, Ltd., not performing at expected levels, we determined that SCO Group, Ltd would be wound up. On March 26, 2003, the board of directors of SCO Group, Ltd., obtained administrative relief in accordance with

Rule 2.2 of the Insolvency Rules 1986 of the UK. In connection with the approved administrative relief, the operations of SCO Group, Ltd. were transferred to an administrator that was appointed by the court to complete the winding-up process. As of April 30, 2003, the operations of SCO Group, Ltd. were no longer under our control. The winding-up of SCO Group, Ltd. resulted in a net restructuring charge during the quarter ended April 30, 2003 of $136,000. The net reversal for the first two quarters of fiscal year 2003 was a result of the restructuring charge discussed above related to our UK subsidiary and additional adjustments to previously recorded restructuring charges for actual payments made.

Amortization of Intangibles

	Three Months Ended April 30,
	2004	Change	2003
Amortization of intangibles	$593,000	(15%)	$700,000
Percentage of total revenue	6%		3%
	Six Months Ended April 30,
	2004	Change	2003
Amortization of intangibles	$1,380,000	(1%)	$1,400,000
Percentage of total revenue	6%		4%

        Amortization of intangibles is the expensing of previously recorded amounts for assets recorded in prior acquisitions with finite lives. The decrease in amortization of intangibles of $107,000 for the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 was primarily attributable to reduced amortization expense recorded on certain assets and technology acquired from The Santa Cruz Operation (now Tarantella, Inc.).

Loss on Impairment of Long-lived Assets

        We recorded a loss on impairment of long-lived assets totaling $2,139,000 for the second quarter and first two quarters of fiscal year 2004. The impairment related to goodwill and intangible assets acquired in connection with our acquisition of Vultus in June 2003. We concluded that an impairment triggering event occurred during the three months ended April 30, 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize. Consequently, we have concluded that no significant future cash flows related to our Vultus assets will be realized. We performed an impairment analysis of our recorded goodwill related to the Vultus reporting unit in accordance with SFAS No. 142. Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144. As a result of these analyses, we wrote-down the carrying value of our goodwill related to our Vultus acquisition from $1,166,000 to $0, and wrote-down the intangible assets related to our Vultus acquisition from $973,000 to $0. We did not incur any impairment charges in the second quarter or first two quarters of fiscal year 2003. We did not have any losses on the impairment of long-lived assets during the second quarter or first two quarters of fiscal year 2003.

Stock-based Compensation

	Three Months Ended April 30,
	2004	Change	2003
Stock-based compensation	$396,000	(2)%	$406,000
Percentage of total revenue	4%		2%
	Six Months Ended April 30,
	2004	Change	2003
Stock-based compensation	$598,000	(3)%	$618,000
Percentage of total revenue	3%		2%

        Stock-based compensation consisted of the following components for the three and months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Amortization of stock-based compensation	$113	$239	$223	$396
Options and shares for services	283	167	283	222
Modifications to options	—	—	92	—

Total	$396	$406	$598	$618

Equity in Income (Losses) of Affiliates

        We account for our ownership interests in companies that we own at least 20 percent and less than 50 percent using the equity method of accounting. Under the equity method, we record our portion of the entities' net income or net loss in our condensed consolidated statements of operations. During the second quarter and first two quarters of fiscal year 2004 we recorded income of $37,000 and $74,000, respectively, primarily related to income from our joint venture in China compared to a loss of $75,000 and $100,000, respectively, in the second quarter and first two quarters of fiscal year 2003 primarily related to our investment in Vista, Inc. ("Vista"). We disposed of our investment in Vista in fiscal year 2003.

Other Income (Expense), net

        Other income (expense) consisted of the following components for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Interest income	$242	$11	$512	$50
Change in fair value of derivative	2,300	—	5,924	—
Other expense, net	(120)	(59)	(251)	(54)

Total other income (expense), net	$2,422	$(48)	$6,185	$(4)

        Interest income increased by $231,000 for the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003 and increased by $462,000 for the first two quarters of fiscal year 2004 compared to the first two quarters of fiscal year 2003 as a result of interest earned on higher cash balances. The income recorded of $2,300,000 on the change in fair value of the derivative related to the now-exchanged Series A shares for the second quarter of fiscal year 2004 which represented the change in fair value between February 5, 2004 (the date of the exchange of all Series A shares for Series A-1 shares) and January 31, 2004. For the first quarter of fiscal year 2004, we recorded income of $3,624,000 for the change in fair value of the derivative between October 31, 2003 and January 31, 2004.

Provision for Income Taxes

        The provision for income taxes was $966,000 in the second quarter of fiscal year 2004 and $302,000 in the second quarter of fiscal year 2003 and $1,094,000 for the first two quarters of fiscal year 2004 and $307,000 for the first two quarters of fiscal year 2003. The increase in the provision for income taxes for the second quarter and first two quarters of fiscal year 2004 compared to the second quarter and first two quarters of fiscal year 2003 was primarily attributable to accruals for withholding taxes that are estimated to be paid in connection with the operations of the Indian branch of our United Kingdom subsidiary, SCO Group, Ltd.

        During the three months ended April 30, 2004, the Indian branch received a withholding tax assessment from the Government of India Income Tax Department ("Tax Department") for the period of April 2000 through March 2001. During the April 2000 through March 2001 period, SCO Group, Ltd. was owned by The Santa Cruz Operation (now Tarantella, Inc.), and not us. We acquired SCO Group, Ltd. in May 2001 as part of an asset purchase.

        The Tax Department assessed SCO Group, Ltd. with a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Indian Income Tax Act. The total amount of the withholding tax is $396,000. We were not aware of this liability until March 2004, when we received the formal tax assessment from the Tax Department, as we believed that we had been appropriately accounting for the revenue and related taxes on transactions in India.

        We have filed an appeal with the Tax Department and believe that our packaged software does not qualify for "royalties" treatment and would therefore not be subject to withholding tax. Additionally, as described above in this Item 2., under the caption "Restructuring Charges (Reversals)," SCO Group, Ltd, the company on which the assessment was levied, has filed for bankruptcy in the UK. Although we intend to vigorously defend this tax assessment, there can be no assurance we will prevail against the Tax Department.

        We have recorded the charge for $396,000 in the in the second and first two quarters of fiscal year 2004 as a component of our provision for income taxes. In addition, we believe that the Tax Department probably will pursue similar assessments on SCO Group, Ltd. for taxable periods subsequent to March 2001. Because of this probability, and our inability to determine at this point if we may prevail against the Tax Department, we have accrued the full amount of the estimated withholding tax of $314,000 for these subsequent periods as provision for income taxes in our statements of operations for the second quarter and first two quarters of fiscal year 2004.

Dividends Related to Redeemable Convertible Preferred Stock

        In connection with completing the February 5, 2004 exchange of Series A-1 shares for Series A shares, we removed the carrying value of the Series A shares and related derivative and recorded the fair value of the Series A-1 shares issued in the exchange transaction. The difference between these two amounts was $6,305,000 and was recorded as a non-cash dividend for the second quarter and first two quarters of fiscal year 2004.

        Additionally, with respect to the Series A-1 shares currently outstanding, dividends will begin to accrue from October 16, 2004, the first anniversary of our original October 16, 2003 private placement of Series A shares, and will be paid quarterly beginning in the 30-day period following January 31, 2005 at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. Because dividends on the Series A-1 shares are not payable until after January 31, 2005, we have accrued dividends of $756,000 for the first quarter of fiscal year 2004 and an additional $740,000 in dividends for the second quarter of fiscal year 2004. We had no dividends accrued or payable in the second quarter or first two quarters of fiscal year 2003. If we repurchase the outstanding Series A-1 shares as contemplated in our May 31, 2004 agreement with BayStar as described in more detail above in this Item 2., under the caption "Recent Developments," then we will not be obligated to pay such dividends on the Series A-1 shares.

Liquidity and Capital Resources

        Our cash and equivalents and available-for-sale securities balances decreased from $68,523,000 as of October 31, 2003 to $61,346,000 as of April 30, 2004; however, our working capital increased from $37,168,000 as of October 31, 2003 to $39,556,000 as of April 30, 2004. Our cash and equivalents decreased from $64,428,000 as of October 31, 2003 to $45,696,000 as of April 30, 2004, primarily as a result of cash used in operations, principally from our SCOsource division, and cash used to purchase available-for-sale securities.

        During fiscal year 2003, we generated positive cash flow from operations for the first time in our operating history. This was achieved through reductions in costs and increased gross margin generated from our UNIX business and significant license revenue generated from our SCOsource business. We also completed our private placement of 50,000 Series A shares for net proceeds of $47,740,000 in October 2003, which shares were exchanged for Series A-1 shares in February 2004. If we repurchase the outstanding Series A-1 shares from BayStar pursuant to our May 31, 2004 agreement, then the net proceeds received in our private placement would be reduced by the $13,000,000 cash component of the repurchase price. We intend to use the net proceeds from our preferred stock financing as well as our other cash resources to pursue our SCOsource initiatives. We believe that we will have sufficient cash resources to complete the Series A-1 repurchase transaction and fund our current operations for at least the next 12 months.

        Our net cash used in operations for the first two quarters of fiscal year 2004 was $5,206,000 compared to cash generated from operations of $3,173,000 for the first two quarters of fiscal year 2003. Cash used in operations in the first two quarters of fiscal year 2004 included a net loss of $9,411,000, non-cash expenses of $1,280,000 and changes in operating assets and liabilities of $5,485,000. Our current liabilities decreased from $45,112,000 as of October 31, 2003 to $34,335,000 as of April 30, 2004 primarily related to the elimination of the fair-value of the derivative related to our now-exchanged Series A shares and the decrease in accrued compensation to law firms, which were offset by an increase in accrued liabilities.

        Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During the first two quarters of fiscal year 2004, cash used in investing activities was $11,950,000, which was primarily a result of our purchase of available-for-sale securities (net of sales) of $11,555,000, equipment purchases of $186,000 and cash used to acquire the outstanding minority interest in our Japanese subsidiary of $209,000. Cash used in investing activities was $778,000 for the first two quarters of fiscal year 2003 and primarily attributable to equipment purchases of $328,000 and the investment in non-marketable securities of $450,000.

        Our financing activities used $1,697,000 during the first two quarters of fiscal year 2004 and consisted primarily of cash used to purchase shares of our common stock on the open market of

$2,414,000 and cash used to exchange Series A-1 for Series A shares of $212,000. These uses of cash were offset from proceeds received from the exercise of stock options of $559,000 and proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $370,000. Cash provided by financing activities was $782,000 for the first two quarters of fiscal year 2003 and was attributable to proceeds received from the exercise of stock options of $225,000, the issuance of a warrant of $500,000 and proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $57,000.

        The Certificate of Designation, Rights and Preferences creating our Series A-1 shares includes redemption provisions that, if triggered, would require us to repurchase for cash the outstanding shares of our Series A-1 shares. Our redemption obligation may be triggered by certain events including, among others, our company or any of its subsidiaries making an assignment for the benefit of creditors or consenting to the appointment of a trustee or receiver for it or a substantial part of its business, the bankruptcy, reorganization, liquidation or similar proceedings instituted by or against our company or any of its subsidiaries, a change in control event occurring with respect to our company or our failure to pay when due any indebtedness in excess of $1,000,000 or otherwise our default under any agreement binding us that would likely result in a material adverse effect on our business.

        As stated above in this Item 2., under the caption "Recent Developments," on April 15, 2004, we received a redemption notice from BayStar requesting that we immediately redeem 20,000 shares of our Series A-1 shares then held by BayStar. The redemption notice asserted that BayStar is entitled to redemption of its shares under the Certificate of Designation for the Series A-1 shares because we allegedly had breached certain provisions of our February 5, 2004 exchange agreement relating to our exchange of Series A shares for Series A-1 shares. BayStar's redemption notice did not provide specific information regarding the factual basis for our alleged breaches of the exchange agreement, but we do not believe we have breached the Exchange Agreement. As a result, we do not believe we are obligated to redeem BayStar's Series A-1 shares. However, if we were required to pay cash to redeem BayStar's Series A-1 shares pursuant to the redemption notice or otherwise pursuant to the Certificate of Designation for the Series A-1 shares, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

        Dividends on our Series A-1 shares, if not repurchased pursuant to our May 31, 2004 stock repurchase agreement with BayStar, will begin accruing from October 16, 2004 and will be paid quarterly beginning in the 30-day period following January 31, 2005 at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum. Dividends may be paid in cash or additional Series A-1 shares, subject to certain limitations.

        If we do complete our previously announced Series A-1 share repurchase transaction with BayStar, we will pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of our common stock, payable and issuable upon the effectiveness of a shelf registration statement for the resale of the common stock issued to BayStar. The payment to BayStar will have a negative impact on our cash and working capital position, but will eliminate all remaining issued and outstanding Series A-1 shares and associated rights and preferences related to dividends, liquidation payments, voting and others.

        Our net accounts receivable balance decreased by $2,471,000 from $9,282,000 as of October 31, 2003 to $6,811,000 as of April 30, 2004. This decrease was primarily attributable to the collection of year-end receivables and lower overall invoicing during the second quarter of fiscal year 2004. The majority of our accounts receivable are current and our allowance for doubtful accounts was approximately $155,000 as of April 30, 2004, which represented approximately 2 percent of our gross accounts receivable balance. This allowance as a percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the second quarter of fiscal year 2004 were not significant.

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

        We expect that legal fees for the last two quarters of fiscal year 2004 paid to the law firms we have engaged to pursue our intellectual property claims will be consistent to the level of fees incurred during the second quarter of fiscal year 2004. However, legal expenses could increase over time depending on developments in litigation involving us, and certain events outside of our control could occur or certain contingent events could take place that would require us to pay additional fees to the law firms. To the extent that our SCOsource related costs and legal fees exceed our budgeted amounts in future quarters of fiscal year 2004 or SCOsource revenue is below our expectations, our liquidity will be adversely impacted and fewer financial resources will be available for other initiatives such as maintaining and enhancing our UNIX business. Additionally, future contingency fees payable to the law firms may be significant in future periods, which may have an adverse impact on our liquidity. Our compensation arrangement with our law firms could also impair our ability to raise equity capital in future periods.

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

        The following table summarizes our contractual lease obligations as of April 30, 2004:

	Total	Less than 1 year	1 - 3 years	More than 3 years
Operating lease obligations	$6,748,000	$2,702,000	$3,277,000	$769,000

        As of April 30, 2004, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.

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

        In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue our SCOsource initiatives. We may also not be able to raise capital for any number of reasons including those listed under the section "Risk Factors" below. Our ability to raise additional equity capital is restricted under the terms of our Series A-1 shares. If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders. Our ability to raise debt financing is restricted under the terms of our Series A-1 shares. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for stock would also be impaired.

        On March 10, 2004, our board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of our common stock over a 24-month period. Shares may be purchased in open market transactions, block purchases or privately negotiated transactions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the second quarter of fiscal year 2004, a total of 290,000 shares of our common stock were repurchased for a total of $2,414,000. If we continue to repurchase a substantial number of shares during this 24-month period, and we do not generate off-setting revenue form our UNIX and SCOsource businesses, our cash position could decrease significantly and our ability to fund future operations could be adversely impacted. Purchases under stock repurchase program are subject to the discretion of management based on market conditions and other factors including the trading price of our common stock, availability of stock, alternative uses of capital and our financial condition.

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

        We have in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities. We do not use forward exchange contracts for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments. The criteria we use for designating an instrument include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities. Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. As of April 30, 2004, we had no outstanding instruments classified as hedges.

        Interest Rate Risk.    The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. We do not borrow money for short-term investment purposes.

        Investment Risk.    We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of April 30, 2004, our investments balance was approximately $524,000 and was related to our investment in a 30 percent owned Chinese company.

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

        Changes in internal control over financial reporting.    During the most recent fiscal quarter ended April 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

        With the exception of historical facts, the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

  •
  Our continued investment in and commitment to our UNIX operating systems, including investing in research and development efforts during fiscal year 2004 to enhance our OpenServer and UnixWare, which enhancements we believe will help prolong our UNIX revenue stream for future quarters;

  •
  Our estimation that the decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights;

  •
  Our belief that the cuts made to our UNIX operations in the second quarter of fiscal year 2004 will have a positive impact on our operations for the last two quarters of fiscal year 2004;

  •
  Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property, our intention to continue to devote resources to our SCOsource initiatives and our expectation that quarterly legal fees and other SCOsource related costs for the remaining quarters of fiscal year 2004 will be consistent with the level of costs incurred in the second quarter of fiscal year 2004, although legal expenses could increase depending on developments in our litigation and the occurrence of certain events outside our control or certain contingent events could require us to pay additional fees to our law firms;

  •
  Our intention to continue seeking to enter into license agreements with UNIX vendors and implementing our worldwide program offering SCOsource IP licenses to Linux end users;

  •
  Our intention to continue to increase our SCOsource sales efforts in the last two quarters of fiscal year 2004;

  •
  Our expectation that SCOsource licensing revenue will increase in the last two quarters of fiscal year 2004 in the form of vendor licenses and SCOsource IP licenses;

  •
  Our anticipation that for the remainder of fiscal year 2004 our UNIX revenue generated in the Americas and the International divisions will be consistent with or slightly lower than revenue generated in the second quarter of fiscal year 2004;

  •
  Our expectation that our UNIX business will continue to be impacted by competition from Linux;

  •
  Our expectation that our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers and as well as renew certain annual support and services agreements with existing UNIX customers and our anticipation that our services revenue for the last two quarters of fiscal year 2004 to decline slightly from the revenue generated in the second quarter of fiscal year 2004;

  •
  Our expectation for the remaining quarters of fiscal year 2004 that our cost of products revenue in dollars will be lower than cost of products revenue incurred in the second quarter of fiscal year 2004;

  •
  Our expectation for the last two quarters of fiscal year 2004 that our cost of SCOsource licensing revenue will be consistent with our cost of SCOsource licensing revenue for the second quarter of fiscal year 2004, subject to quarter-to-quarter fluctuations based on unpredictable SCOsource licensing revenue, the possibility that legal expenses could increase depending on developments in our litigation, and the occurrence of certain events outside our control or certain contingent events could require us to pay an additional contingency fee to our law firms;

  •
  Our expectation for the last two quarters of fiscal year 2004 that our cost of services revenue in dollars will be lower than in the second quarter of fiscal year 2004;

  •
  Our expectation for the last two quarters of fiscal year 2004 that our sales and marketing expenses in dollars will decrease from our expenses incurred in the second quarter of fiscal year 2004;

  •
  Our expectation for the last two quarters of fiscal year 2004 that our research and development expenses in dollars will decrease from our expenses incurred in the second quarter of fiscal year 2004 due to recently implemented cost reductions;

  •
  Our expectation for the last two quarters of fiscal year 2004 that our general and administrative expenses in dollars will decrease compared to our general and administrative expenses incurred in the second quarter of fiscal year 2004 due to recently implemented cost reductions;

  •
  Our belief that the India Income Tax Department probably will pursue tax assessments on revenue for taxable periods subsequent to March 2001 deemed by such tax authority to be royalty revenue of our UK subsidiary SCO Group, Ltd.;

  •
  Our belief that we have sufficient cash resources to complete the Series A-1 repurchase transaction and fund our current operations for at least the next 12 months;

  •
  Our belief that our allowance and bad debts for accounts receivable will remain consistent with our prior experience;

  •
  Our belief that certain legal actions to which we are a party will not have a material adverse effect on us; and

  •
  Our estimation that if we were required to pay cash to redeem BayStar's Series A-1 shares pursuant to its redemption notice or otherwise pursuant to the Certificate of Designation for the Series A-1 shares, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

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

        Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives. For the six months ended April 30, 2004, we incurred a net loss from operations of $14,576,000 and our accumulated deficit as of April 30, 2004 was $216,583,000. If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our UNIX operating system platform products and services continues to decline, we will need to further reduce operating expenses to maintain profitability or generate positive cash flow.

        Our UNIX products and services revenue has declined in each of the last four years primarily as a result of increased competition from alternative operating systems, particularly Linux, lower information technology spending for UNIX products, and a general overall decline in economic conditions. In our quarterly results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue. Our deferred revenue balance increased from $5,501,000 as of October 31, 2003 to $7,554,000 as of April 30, 2004; however, this increase in deferred revenue may not continue into future quarters, which may have a negative impact on our UNIX revenue. Our future UNIX revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams. If we are unable to continue to generate positive cash flow and profitable operations, our operations may be adversely impacted.

        Additionally, on February 5, 2004, we completed the exchange transaction in which each outstanding Series A share was exchanged for one Series A-1 share, eliminating the derivative related to the Series A shares and the charge in our quarterly statements of operations for the change in the fair value of the derivative. We recorded other income of $2,300,000 in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004. We also recorded a non-cash dividend of $6,305,000 in the second quarter of fiscal year 2004 related to the difference between the fair value of the Series A-1 shares and the carrying value of the previously issued Series A shares and related derivative. This dividend will reduce earnings to common stockholders.

Our future SCOsource licensing revenue is uncertain.

        We initiated the SCOsource licensing effort in January 2003 to review the status of UNIX licensing and sublicensing agreements. This effort resulted in the execution of two significant vendor license agreements during the fiscal year 2003 and generated $25,846,000 in revenue. During the three and six months ended April 30, 2004, we recorded SCOsource licensing revenue of $11,000 and $31,000, respectively, related to the execution of intellectual property compliance licenses. Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any. If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter. Our SCOsource initiatives are unlikely to produce stable, predictable revenue for the foreseeable future. Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivatives are prevalent in Linux.

We may not prevail in our legal actions against IBM, Novell and end users, and unintended consequences of our actions against IBM, Novell and end users and other initiatives to assert our intellectual property rights may adversely affect our business.

        We continue to pursue our litigation against IBM. As described in more detail in Item 1. of Part II of this quarterly report, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX source code and derivative works in connection with its efforts to promote the Linux operating system. IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux community. Discovery is continuing in the case, and several motions are currently pending before the court. If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations could be materially harmed. The litigation with IBM and potentially others could be costly, and our costs for legal fees may be substantial and in excess of amounts for which we have budgeted. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

        In addition, we have publicly, and in individual letters, cautioned users of Linux that there are unresolved intellectual property issues surrounding Linux that may expose them to unanticipated liability to us. We have also notified a large number of licensees under our UNIX contracts requiring them to, among other things, certify they are in compliance with their agreements, including that they are not using our proprietary UNIX code in Linux, have not allowed unauthorized use of licensed UNIX code by their employees or contractors and have not breached confidentiality provisions relating to licensed UNIX code. Additionally, we have begun notifying selected Linux end users in writing of violations we allege under the Digital Millennium Copyright Act related to our copyrights contained in Linux. In concert with these notification efforts, in March 2004, and we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us by failing to certify its compliance with such agreement as required by us. We also brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux. The lawsuits against DaimlerChrysler and AutoZone are also described in more detail in Item 1. of Part II of this quarterly report.

        As a result of our action against IBM, our lawsuits against DaimlerChrysler and AutoZone and our other SCOsource initiatives to protect our intellectual property rights, several participants in the Linux industry and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts. Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us. We expect that similar efforts likely will continue. There is a risk that participants in our marketplace will negatively view our action against IBM, DaimlerChrysler and AutoZone and our other SCOsource initiatives, and we may lose support from such participants. Any of the foregoing could adversely affect our position in the marketplace, our results of operations and our stock price. We have also experienced several denial-of-service attacks on our website, which have prevented web users from accessing our website and doing business with us for a period of time. If such attacks continue or if our customers and strategic partners are also subjected to similar attacks, our business and results of operations could be materially harmed.

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

        As a further response to our SCOsource initiatives and claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX. Novell also claims that it has a license to UNIX from us and the right to authorize its customers to use UNIX technology in their internal business operations. Specifically, Novell has also claimed to have retained rights related to legacy UNIX SVRx licenses, including the license with IBM. Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights. Novell has purported to veto our termination of the IBM, Sequent and SGI licenses. We have repeatedly asserted that we obtained the

UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001, which had previously acquired all such assets and rights from Novell in September 1995 pursuant to an asset purchase agreement, as amended. In January 2004, in response to Novell's actions, we brought suit against Novell for slander of title seeking relief for Novell's alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products. Our lawsuit against Novell is also described in more detail in Item 1. of Part II of this quarterly report.

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

        In August 2003, Red Hat brought a lawsuit against us asserting that the Linux operating system does not infringe on our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement. We intend to vigorously defend this action, but if Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.

        In addition, other regulators or others in the Linux community have initiated or in the future may initiate legal actions against us, all of which may negatively impact our operations or future operating performance.

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

        We have a two-tiered distribution channel. The relationships we have developed with resellers allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Some solution providers also purchase solutions through our resellers, and we anticipate they will continue to do so. Because we usually sell indirectly through resellers, we cannot control the relationships through which resellers, solution providers or equipment integrators purchase our products. In turn, we do not control the presentation of our products to end users. Therefore, our sales could be affected by disruptions in the relationships between us and our resellers, between our resellers and solution providers, or between solution providers and end users. Also, resellers and solution providers may choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

If the market for UNIX continues to contract, it may adversely affect our business.

        Our revenue from the sale of UNIX products has declined over the last four years. This decrease in revenue has been attributable primarily to increased competition from other operating systems,

particularly Linux and lower information technology spending for UNIX products. If the demand for UNIX products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our business will be adversely affected. Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.

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

Our foreign-based operations and sales create special problems, including the imposition of governmental controls and taxes and fluctuations in currency exchange rates that could hurt our results.

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

        During the second quarter of fiscal year 2004, the Indian branch of our UK subsidiary was imposed with a withholding tax assessment from the Government of India Income Tax Department. The Tax Department assessed a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax Department and believe that our packaged software does not qualify for "royalties" treatment and therefore would not be subject to withholding tax. However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts. If other countries in which we have international operations, such as India, continue to develop and begin enforcing their tax regimes, we may be subject to withholding or other taxes.

The impact of domestic and global economic conditions may continue to adversely impact our operations.

        During the last several quarters the U.S. and European economies have experienced an economic slowdown that has affected the purchasing habits of many consumers across many industries and across many geographies. This has caused the delay, or even cancellation of, technology purchases. The slowdown in the United States and Europe, together with the alleged unauthorized use of our UNIX code, has resulted in decreased sales of our products, longer sales cycles and lower prices. Although the slowdown has recently begun to dissipate in the United States and in parts of Europe, if such economic improvements are not maintained and the current slowdown continues or returns, our revenue and results of operations may continue to be lower than expected. In addition, a continued slowdown may also affect the end-user market making it more difficult for our reseller channel to sell our products.

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

Our stock price is volatile.

        The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a sales price of $20.50 per share in October 2003, to a current sales price of $4.89 on June 10, 2004. The share price has changed dramatically over short periods with increases and decreases of over 25 percent in a single day. We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Risks associated with the potential exercise of our options outstanding.

        As of June 9, 2004, we have issued and outstanding options to purchase up to approximately 3,723,000 shares of common stock with exercise prices ranging from $0.66 to $28.00 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

If for any reason we are required to redeem BayStar's Series A-1 shares pursuant to its redemption notice, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

        As stated above in Item 2. of Part I of this quarterly report, in April 2004, we received a redemption notice from BayStar requesting that we immediately redeem 20,000 shares of our Series A-1 shares held by BayStar pursuant to the Certificate of Designation for the Series A-1 shares. Although we do not believe we are obligated to redeem BayStar's Series A-1 shares pursuant to the redemption notice, if we were required to pay cash to redeem BayStar's Series A-1 shares pursuant to the redemption notice or otherwise pursuant to the Certificate of Designation for the Series A-1 shares, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

        On May 31, 2004, we entered into an agreement with BayStar to repurchase and retire BayStar's 40,000 Series A-1 shares for $13,000,000 in cash and the issuance to BayStar of 2,105,263 shares of our common stock. The repurchase transaction will not close unless a registration statement covering the resale of the shares of our common stock issuable to BayStar in the repurchase transaction is declared effective by the SEC. If we fail to cause such registration statement to be declared effective, then our repurchase agreement with BayStar may terminate. If the agreement terminates, BayStar may attempt to enforce its redemption notice, unless it is otherwise rescinded.

BayStar, as the holder of our outstanding Series A-1 shares, has preferential redemption rights and rights upon liquidation that could adversely affect the holders of our common stock.

        If we fail to complete our Series A-1 share repurchase transaction with BayStar and it remains a holder of Series A-1 shares and otherwise chooses not to convert them to common stock, then, apart from the redemption notice we received from BayStar in April 2004, BayStar would be entitled to require us to repurchase for cash the Series A-1 shares held by it at a premium price if any of several redemption trigger events occurs as set forth in the Certificate of Designation for the Series A-1 shares.

        Additionally, the Certificate of Designation for the Series A-1 shares provides that the number of shares of our common stock issuable upon the conversion of Series A-1 shares is limited to 2,863,135 shares in the aggregate, notwithstanding that the BayStar may otherwise be entitled to receive more shares of common stock upon conversion based on the applicable conversion price. If the number of shares of common stock issuable to BayStar upon conversion is limited in this manner, then we may be required by BayStar to redeem for cash the number of Series A-1 shares that were not issuable upon conversion as a result of such limits on conversion. If we were required to pay cash to BayStar for any reason for its Series A-1 shares at a premium price (and other than in connection with the proposed repurchase transaction), it could have a material impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations and may negatively impact the holders of our common stock.

        Further, BayStar, so long as it remains a holder of Series A-1 shares, will be entitled to receive a preferential distribution of our assets prior to any distribution to our holders of common stock upon a liquidation, dissolution, winding up or other change in control transaction in which we sell all or substantially all our assets or merge or consolidate or otherwise combine with another company or entity. Upon the occurrence of a liquidation event, BayStar, as a holder of Series A-1 shares, will be entitled to receive the greater of:

  •
  the value of the Series A-1 shares held by it determined by multiplying the closing sale price of our common stock on the Nasdaq SmallCap Market on the date of the liquidation event by the number of shares of common stock into which the preferred shares could be converted at the time of the liquidation event; or

  •
  up to $40,000,000, the aggregate purchase price paid for the 40,000 outstanding Series A-1 shares, plus eight percent of that amount less the amount of any dividends paid to BayStar in the calendar year in which the liquidation event occurs.

        Depending on the amount of assets we have available for distribution to stockholders upon a liquidation event when Series A-1 shares remain outstanding, we may be required to distribute all such assets or a portion of such assets that exceeds BayStar's pro rata ownership of our common stock assuming full conversion of the Series A-1 shares into common stock, which could eliminate or limit the assets available for distribution to our common stockholders. Our potential obligation to pay to the law firms representing us in our efforts to establish our intellectual property rights a contingent fee of 20 percent of the proceeds we receive from a sale of our company, subject to certain limitations, could also contribute to eliminating or limiting the assets available for distribution to our common stockholders.

The rights of BayStar as a holder of Series A-1 shares may prevent or make it more difficult for us to raise additional funds or take other significant company actions.

        The Certificate of Designation creating our Series A-1 shares requires us to obtain the approval of BayStar, as the current holder of all outstanding Series A-1 shares, to take the following actions, among others:

  •
  change the rights, preferences or privileges of the Series A-1 shares or issue additional Series A-1 shares;

  •
  create or issue any other securities that are senior or equal in rank to the Series A-1 shares;

  •
  create or issue any convertible securities having floating conversion rate terms or a fixed conversion price below the then applicable conversion price of the Series A-1 shares or the closing sale price of our common stock on the Nasdaq SmallCap Market on the date of such issuance;

  •
  incur any indebtedness, subject to limited exceptions; or

  •
  sell or transfer any material asset or intellectual property to a third party.

        The Certificate of Designation also provides that BayStar, as a holder of Series A-1 shares, has a participation right entitling it to purchase its pro rata share of any future equity securities, or debt that is convertible into equity, on the same terms offered by us to other purchasers of such securities. Additionally, we have agreed with BayStar that we will not complete a transaction or take any action that could result in a claim for a contingency payment by the law firms representing us in our efforts to establish our intellectual property rights, other than contingency payments related to certain license transactions, without first obtaining the consent of BayStar, as it currently holds all outstanding Series A-1 shares. This right of consent, and the participation right and other approval rights described above, may make it more difficult for management, our board of directors or our stockholders to reach a settlement in our litigation with IBM, raise capital in the future in either equity or debt financing transactions or to take other significant company actions. These provisions could also limit the price that some investors might be willing to pay for shares of our common stock in the future.

The Series A-1 shares may have an adverse impact on the market value of our stock and the existing holders of our common stock.

        We have an effective registration statement relating to the sale or distribution by BayStar and RBC as selling stockholders of up to 3,703,704 shares of common stock that are issuable upon conversion of our outstanding Series A-1 shares. We will not receive any proceeds from the sales of these shares. The shares subject to this registration statement represent approximately 25.8 percent of our issued and outstanding common stock, although no selling stockholder and its affiliates may beneficially own more than 4.99 percent of our common stock at any time, and, in the aggregate, no more than 2,863,135 shares of our common stock may be issued upon the conversion of our outstanding Series A-1 shares, which number of shares represents 19.99 percent of the number of shares of our capital stock outstanding as of February 5, 2004, the date of issuance of our Series A-1 shares. Our Series A-1 shares are convertible into shares of our common stock at a variable price based upon the market price of our common stock, subject to a floor price of $13.50 per share.

        Additionally, pursuant to our May 31, 2004 stock repurchase agreement with BayStar, we agreed to file a registration statement covering the resale by BayStar as a selling stockholder of the 2,105,263 shares of common stock issuable to BayStar as part of the repurchase. If this registration statement is declared effective by the SEC and we complete the repurchase transaction with BayStar, then we likely will amend the already-effective registration statement described above to reduce the number of shares it covers as BayStar will no longer will hold Series A-1 shares that could be converted into shares of common stock issuable upon conversion of Series A-1 shares. The 2,105,263 shares issuable to BayStar that would be subject to the new registration statement would represent approximately 12.1 percent of our then issued and outstanding common stock.

        The sale of the block of stock covered by either registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market. The shares of common stock subject to our registration statements will, upon issuance, dilute the equity ownership percentage of the holders of our common stock. The market price of our common stock also could decline as a result of the perception or expectation that sales of a large number of shares of our common stock could occur following the conversion of our Series A-1 shares, if the repurchase transaction does not occur.

The right of our board of directors to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

        Our board of directors currently has the right, with respect to the 4,920,000 shares of our preferred stock not designated as 80,000 Series A-1 shares, to authorize the issuance of one or more additional series of our preferred stock with such voting, dividend and other rights as our directors determine. The board of directors can designate new series of preferred stock without the approval of the holders of our common stock, subject to the approval rights of BayStar as the holder of our outstanding Series A-1 shares as described above. The rights of holders of our common stock may be adversely affected by the rights of any holders of additional shares of preferred stock that may be issued in the future, including without limitation, further dilution of the equity ownership percentage of our holders of common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IBM Corporation

        On or about March 6, 2003, we filed a complaint against IBM. This action is currently pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. vs. International Business Machines Corporation, Civil No. 2:03CV0294. The initial complaint included claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition. The original complaint also alleged that IBM obtained information concerning the UNIX source code and derivative works from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system. As a result of IBM's actions, we are requesting damages in an amount to be proven at trial, alleged to be approximately $1 billion, together with additional damages through and after the time of trial. On or about June 13, 2003, we delivered to IBM a notice of termination of IBM's UNIX license agreement with us that underlies IBM's AIX software.

        On or about June 16, 2003, we filed an amended complaint in the IBM case. The amended complaint essentially restates and re-alleges the allegations of the original complaint and expands on those claims in several ways. Most importantly, the amended complaint raises new allegations regarding IBM's actions and breaches through the products and services of Sequent Computer Systems, Inc. ("Sequent"), which IBM acquired. We allege that our license agreement with Sequent was breached in several ways similar to those set forth above and we seek damages for those breaches. We are also seeking injunctive relief on several claims.

        IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial. We have filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses. On February 4, 2004, we filed a motion for leave to file amended pleadings in the case proposing to amend our complaint against IBM and to modify our affirmative defenses against IBM's counterclaims. On February 25, 2004, the court granted our motion for leave. The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets. IBM filed an answer and counterclaim. The counterclaim asserts 14 claims against us. In its counterclaim, as amended, IBM asserts that we do not have the right to terminate its UNIX license or assert claims based on our ownership of UNIX intellectual property against them or others in the Linux community. In addition, IBM asserts we have breached the GNU General Public License and have infringed certain patents held by IBM. IBM's counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, copyright infringement for a declaratory judgment of non-infringement of copyrights, and patent infringement.

        On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both our company and IBM. We have also filed a motion to dismiss IBM's tenth counterclaim for a declaratory judgment of non-infringement of copyrights. We have also filed a motion to amend the scheduling order and a motion to bifurcate IBM's patent counterclaims into another action. We filed on May 28, 2004, a publicly available reply brief in connection with our motion to amend the scheduling order, in which we set forth detailed and specific responses to IBM's claims made in connection with that motion. A hearing for these motions was held on June 8, 2004 and the court issued its ruling on June 10, 2004. The court granted our motion to amend the scheduling order, with certain changes, and denied IBM's opposition to such an amendment. The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005

(previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005). The court also denied the motion to bifurcate the patent counterclaims without prejude to our right to raise the issue again at a later stage. IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement. A hearing regarding our motion to dismiss and IBM's motion for partial summary judgment on IBM's tenth counterclaim for a declaration of non-infringement is currently scheduled for August 4, 2004. Discovery is continuing in the IBM case and we plan to vigorously oppose this IBM's motion.

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

        On or about September 15, 2003, we filed a motion to dismiss the Red Hat complaint. The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement. The motion to dismiss further asserts that Red Hat's claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity. On April 6, 2004, the court issued an order denying our motion to dismiss; however, the court stayed the case. We intend to vigorously defend this action.

Novell, Inc.

        On January 20, 2004, we filed suit in Utah State Court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare product. The case is currently pending in the Third Judicial District Court, Salt Lake County, State of Utah, under the caption The SCO Group, Inc. v. Novell, Inc., Case No. 040900936. In the lawsuit, we requested preliminary and permanent injunctive relief as well as damages. Through these claims we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

        Novell has not yet answered our complaint, but has filed with the U.S. District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah. Novell also filed a motion to dismiss our complaint claiming it never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.). We have filed a response to Novell's motion to dismiss and have also filed a motion to remand the case back to the state court. On June 10, 2004, the court issued a memorandum decision and order which denied our motion to remand the case to state court. The memorandum decision also denied Novell's motion to dismiss in part on claims of falsity. However, the court granted Novell's motion to dismiss regarding our allegations of special damages, but granted us 30 days leave to amend our complaint to plead special damages with more specificity. We plan to continue to vigorously pursue our claims against Novell.

DaimlerChrysler Corporation

        On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us. Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by us. The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys' fees and any such other or different relief that the Court may deem to be equitable and just. On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims. We are in the process of preparing our response to DaimlerChrysler's motion and the hearing on this motion is set for July 21, 2004.

AutoZone, Inc.

        On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux. Specifically, the lawsuit alleges that AutoZone is infringing our UNIX copyrights by, among other things, running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights. The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone's further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone's infringement in an amount to be proven at trial. On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case. We have filed an opposition to the AutoZone motion and a hearing is currently scheduled for June 21, 2004 in Nevada.

IPO Class Action Matter

        We are an issuer defendant in a series of class action lawsuits, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs, the issuers and the insurance companies have negotiated a Memorandum of Understanding ("MOU") with the intent of settling the dispute between the plaintiffs and the issuers. We have executed this MOU and have been advised that almost all (if not all) of the issuers have elected to proceed under the MOU. The terms of the MOU have been reduced to a settlement agreement that is in the process of being executed by all parties. This settlement agreement is still subject to court approval. If the settlement is approved by the court, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to our directors and us.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Series A and Series A-1 share matters.

        On February 5, 2004, we issued 50,000 shares of our Series A-1 shares in exchange for all then outstanding Series A shares previously issued in our October 2003 private placement. We received no additional proceeds from this exchange transaction.

        The Series A-1 shares are convertible into shares of our common stock at a conversion price equal to the average closing sales price of our common stock for the ten trading days immediately preceding the date of conversion, provided that in no event may the conversion price be less than $13.50 (as such conversion price and the $13.50 floor price may be adjusted for stock splits, stock dividends or similar occurrences in the future). The holders of Series A-1 shares have the right to convert their preferred shares into shares of common stock any time at their option, provided they convert enough preferred shares to receive at least 100,000 shares of common stock and subject to certain other limitations. Additionally, we may force conversion of the outstanding Series A-1 shares at any time the market price of our common stock exceeds $24.50 per share (as adjusted for stock splits, stock dividends or similar occurrences in the future) for 20 consecutive trading days, provided that we satisfy certain other requirements. Notwithstanding the foregoing conversion rights, in no event may the number of shares of our common stock issuable upon the conversion of Series A-1 shares exceed (i) 2,863,135 shares in the aggregate or (ii) cause any holder of Series A-1 shares and its affiliates to beneficially own more than 4.99 percent of the outstanding shares of our common stock, even though the holders thereof may otherwise be entitled to receive more shares of common stock upon conversion based on the applicable conversion price.

        The Series A-1 shares generally has the same rights that the Series A shares had, except that the conversion price for the Series A shares was fixed at $16.93 per share (as adjusted for stock splits, stock dividends or similar occurrences in the future). Also, the holders of Series A-1 shares have certain limited voting rights that they did not previously have as holders of Series A shares.

        We issued the unregistered, restricted shares of Series A-1 shares in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as a transaction involving the exchange with our then-existing holders of our Series A-1 shares for the previously outstanding Series A shares in which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

        On April 1, 2004, following the completion of the exchange of our outstanding Series A shares for Series A-1 shares, after which no Series A shares remained outstanding, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware. The filing terminated the Certificate of Designation, Preference and Rights of our Series A shares, eliminating the previously designated Series A shares.

Repurchases of our common stock.

        The following table shows the second quarter of fiscal 2004 stock repurchase activity (in thousands, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet to be Purchased Under the Plan
February 2004	—	$—	—	—
March 2004	290	8.27	290	1,210
April 2004	—	—	—	1,210

Total	290	$8.27	290

(1)
On March 10, 2004, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our common stock in open-market or private transactions. The plan will remain in effect for a period of 24 months from the date announced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted and approved by our stockholders at our annual meeting held April 20, 2004:

1.
To elect eight members to the Board of Directors to serve until their successors have been appointed. All seven directors were elected with Ralph J. Yarro III receiving 11,319,000 votes in favor and 423,000 votes withheld, Thomas P. Raimondi, Jr. receiving 11,618,000 votes in favor and 125,000 votes withheld; Edward E. Iacobucci receiving 11,138,000 votes in favor and 605,000 votes withheld; Daniel W. Campbell receiving 11,682,000 votes in favor and 60,000 votes withheld; R. Duff Thompson receiving 11,627,000 votes in favor and 115,000 votes withheld; Darcy G. Mott receiving 11,324,000 votes in favor and 418,000 votes withheld; K. Fred Skousen receiving 11,682,000 votes in favor and 60,000 votes withheld; and Darl C. McBride receiving 11,679,000 votes in favor and 63,000 votes withheld.

2.
To approve the 2004 Omnibus Stock Incentive Plan and to provide for up to 1,500,000 shares of common stock to be subject to awards issued under the plan. This resolution was passed with 6,254,000 votes in favor, 760,000 votes against and 474,000 abstentions.

3.
To approve the appointment of KPMG LLP as our independent public accountants for the year ending October 31, 2004. This resolution was passed with 11,711,000 votes in favor, 19,000 votes against and 13,000 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO's Registration Statement on Form 8-A12G/A (File No. 000-29911) ).
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO's Registration Statement on Form 8-A12G/A (File No. 000-29911) ).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO's Registration Statement on Form 8A12G/A (File No. 000-29911).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.5	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO's Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).
3.6
Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO's Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).
10.1
Letter Amending Engagement Agreement dated November 17, 2003 from Darl C. McBride, President and Chief Executive Officer of SCO, to David Boies of Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.2 to SCO's Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).
10.2
Letter Agreement dated December 8, 2003 among SCO, BayStar Capital II, L.P., Royal Bank of Canada and Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to SCO's Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).
10.3
Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO's Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911). Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1
Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bert Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Bert Young, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        On February 9, 2004, we filed a current report on Form 8-K announcing we had completed an Exchange Agreement with the investors in our October 2003 Series A Convertible Preferred Stock financing.

        On March 3, 2004, we filed a current report on Form 8-K announcing our financial results for the three months ended January 31, 2004.

        On March 3, 2004, we filed a current report on Form 8-K announcing we had taken legal action against AutoZone, Inc. and DaimlerChrysler Corporation.

        On March 5, 2004, we filed a current report on Form 8-K announcing we had received an order to compel discovery in our lawsuit against IBM.

        On March 11, 2004, we filed a current report on Form 8-K announcing we had implemented a stock buyback program.

        On April 16, 2004, we filed a current report on Form 8-K announcing we had received a redemption notice from BayStar Capital II, L.P.

ITEM 7. SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2004	THE SCO GROUP, INC.
	By:	/s/ BERT YOUNG Bert Young Duly Authorized Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO's Registration Statement on Form 8-A12G/A (File No. 000-29911) ).
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO's Registration Statement on Form 8-A12G/A (File No. 000-29911) ).
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO's Registration Statement on Form 8A12G/A (File No. 000-29911).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO's Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.5	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO's Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).
3.6
Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO's Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).
10.1
Letter Amending Engagement Agreement dated November 17, 2003 from Darl C. McBride, President and Chief Executive Officer of SCO, to David Boies of Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.2 to SCO's Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).
10.2
Letter Agreement dated December 8, 2003 among SCO, BayStar Capital II, L.P., Royal Bank of Canada and Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to SCO's Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).
10.3
Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO's Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911).
31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bert Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Bert Young, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.