Form 10-Q
period 2004-07-31
SCO GROUP INC
filed 2004-09-14
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

YES ☒ NO ☐

As of September 13, 2004, there were 17,484,473 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of July 31, 2004 and October 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended July 31, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Forward-Looking Statements
Risk Factors
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Item 7.	Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	July 31, 2004	October 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,982	$64,428
Restricted cash	13,506	2,025
Available-for-sale securities	27,045	4,095
Accounts receivable, net of allowance for doubtful accounts of $126 and $230, respectively	5,954	9,282
Other current assets	2,466	2,450
Total current assets	64,953	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,608	3,482
Leasehold improvements	565	608
Furniture and fixtures	186	189
	4,359	4,279
Less accumulated depreciation and amortization	(3,560)	(3,131)
Net property and equipment	799	1,148

OTHER ASSETS:
Goodwill	—	1,166
Intangibles, net	6,090	9,286
Other assets, net	1,390	1,072
Total other assets	7,480	11,524

Total assets	$73,232	$94,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,825	$1,978
Payable to BayStar II, LLP	13,000	—
Royalty payable to Novell, Inc.	506	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,075	4,752
Accrued liabilities	10,749	3,754
Derivative related to redeemable convertible preferred stock	—	15,224
Deferred revenue	5,936	5,501
Other royalties payable	171	523
Taxes payable	1,361	799
Total current liabilities	44,579	45,112

LONG-TERM LIABILITIES	501	508

MINORITY INTEREST	—	145

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 0 and 50 shares outstanding, respectively (Note 5)	—	29,671

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000 shares authorized,	—	—
Common stock, $0.001 par value; 45,000 shares authorized, 17,750 and 13,824 shares outstanding, respectively	18	14
Additional paid-in capital	246,440	218,690
Common stock held in treasury	(2,414)	—
Warrants outstanding	1,099	1,099
Deferred compensation	(73)	(347)
Accumulated other comprehensive income	782	926
Accumulated deficit	(217,700)	(200,866)
Total stockholders’ equity	28,152	19,516

Total liabilities and stockholders’ equity	$73,232	$94,952

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

REVENUE:
Products	$8,929	$10,804	$27,056	$33,016
SCOsource licensing	678	7,280	709	15,530
Services	1,598	1,971	4,969	6,418
Total revenue	11,205	20,055	32,734	54,964

COST OF REVENUE:
Products	741	1,200	2,364	3,422
SCOsource licensing	7,396	1,796	15,486	4,129
Services	878	1,538	3,273	5,008
Total cost of revenue	9,015	4,534	21,123	12,559

GROSS MARGIN	2,190	15,521	11,611	42,405

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $15, $31, $61 and $98, respectively)	4,233	5,930	13,952	18,421
Research and development (exclusive of stock-based compensation of $12, $29, $36 and $82, respectively)	2,592	2,950	8,167	8,142
General and administrative (exclusive of stock-based compensation of $243, $249, $771 and $747, respectively)	1,889	1,413	6,475	4,525
Restructuring charges	—	614	—	498
Amortization of intangibles	593	895	1,973	2,295
Loss on impairment of long-lived assets	—	—	2,139	—
Stock-based compensation	270	309	868	927
Total operating expenses	9,577	12,111	33,574	34,808

INCOME (LOSS) FROM OPERATIONS	(7,387)	3,410	(21,963)	7,597

EQUITY IN INCOME (LOSSES) OF AFFILIATES	41	(71)	115	(171)

OTHER INCOME (EXPENSE):
Interest income	186	42	698	92
Change in fair value of derivative (Note 5)	—	—	5,924	—
Other expense, net	(87)	(97)	(338)	(151)
Total other income (expense), net	99	(55)	6,284	(59)

INCOME (LOSS) BEFORE INCOME TAXES	(7,247)	3,284	(15,564)	7,367

PROVISION FOR INCOME TAXES	(176)	(188)	(1,270)	(495)

NET INCOME (LOSS)	(7,423)	3,096	(16,834)	6,872

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	14,924	—	7,123	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$7,501	$3,096	$(9,711)	$6,872

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.49	$0.25	$(0.67)	$0.58

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.38	$0.19	$(0.67)	$0.47

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	15,242	12,469	14,389	11,753

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	19,912	16,180	14,389	14,744

OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(7,423)	$3,096	$(16,834)	$6,872
Unrealized loss on available-for-sale securities	(42)	—	(160)	—
Foreign currency translation adjustment	(132)	204	16	430
COMPREHENSIVE INCOME (LOSS)	$(7,597)	$3,300	$(16,978)	$7,302

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended July 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,834)	$6,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative	(5,924)	—
Loss on impairment of long-lived assets	2,139	—
Amortization of intangibles (including $250 and $253 classified as cost of revenue)	2,223	2,548
Depreciation and other amortization	629	815
Stock-based compensation	868	927
Equity in (income) losses of affiliates	(115)	171
Issuance of a warrant included as cost of SCOsource licensing revenue	—	94
Changes in operating assets and liabilities
Accounts receivable, net	3,328	1,047
Other current assets	(16)	854
Other assets	(204)	1,140
Accounts payable	(153)	(407)
Accrued payroll and benefits	(1,677)	(325)
Accrued compensation to law firms	(2,600)	—
Accrued liabilities	6,995	(2,286)
Deferred revenue	435	(3,234)
Other royalties payable	(352)	(1)
Taxes payable	562	137
Long-term liabilities	(7)	(1,576)
Net cash provided by (used in) operating activities	(10,703)	6,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(331)	(524)
Purchase of available-for-sale securities	(28,866)	—
Proceeds from available-for-sale securities	5,756	—
Purchase of minority interest in Japanese subsidiary	(209)	—
Investment in non-marketable securities	—	(950)
Net cash used in investing activities	(23,650)	(1,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESP program	810	236
Costs incurred in connection with Series A-1 issuance	(211)	—
Repurchase and retirement of Series A-1 convertible preferred stock	(13,000)	—
Purchase of common stock	(2,414)	—
Net proceeds from the issuance of a warrant	—	650
Proceeds from exercise of common stock options	591	1,443
Net cash provided by (used in) financing activities	(14,224)	2,329

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,577)	7,631
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	131	441
CASH AND CASH EQUIVALENTS, beginning of period	64,428	6,589
CASH AND CASH EQUIVALENTS, end of period	$15,982	$14,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$652	$297

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of dividends	$2,047	$—

Capital contribution in connection with repurchase and cancellation of Series A-1 shares	$(15,475)	$—

Dividend in connection with exchange of Series A-1 for Series A	$6,305	$—

Acquisition of Vultus, Inc.:
Common stock issued	$—	$2,461
Accrued liabilties assumed	$—	$215

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market.  In January 2003, the Company established its SCOsource business and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates include, among others, revenue recognition, allowances for doubtful accounts receivable, determination of fair value of the derivative previously associated with the Company’s retired Series A Convertible Preferred Stock and fair value of the Company’s retired Series A-1 Convertible Preferred Stock, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9, and Staff Accounting Bulletin (“SAB”) No. 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions.  The Company’s revenue is primarily from three sources: (i)

product license revenue, primarily from product sales to resellers and end users, and royalty revenue from product sales to original equipment manufacturers (“OEMs”); (ii) service and support revenue, primarily from providing support, education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users.

The majority of the Company’s revenue transactions relate to product-only sales.  On occasion, the Company has revenue transactions that have multiple elements (such as delivered and undelivered products, maintenance and other services).  For software agreements that have multiple elements, the Company allocates revenue to each component of the contract based on the relative fair value of the elements.  The fair value of each element is based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  The Company recognizes revenue allocated to undelivered products when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and recognized in future periods and the remaining portion of the license fee is recognized in the current period as product revenue.

The Company recognizes product revenue from OEM’s upon receipt of sales-out royalty reports and recognizes revenue for ongoing customer support ratably over the period of the contract.  Payments for fees are generally made in advance and are non-refundable.  Revenue from consulting services is recognized as the related services are performed.

The Company’s SCOsource licensing revenue to date has been primarily generated from license agreements to utilize the Company’s UNIX source code as well as from intellectual property compliance licenses.  The Company recognizes revenue from SCOsource licensing agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.

Pro Forma Fair Value of Stock-based Compensation

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board (“APB”) No. 25.  Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock.

Statements of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation,” requires pro forma information regarding net income (loss) to common stockholders as if the Company had accounted for its stock options granted under the fair value method.  The fair value for the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

With respect to stock options, restricted stock awards granted and employee stock purchase program (“ESPP”) shares purchased during the three and nine months ended July 31, 2004 and 2003, the assumptions used are listed in the following table:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Risk-free interest rate	3.1%	3.4%	2.8%	3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	87.6%	157%	84.2%	132%
Expected life (in years)	2.9	2.6	3.0	2.6

For purposes of the pro forma disclosure, the estimated fair value of the stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net income (loss) and the net income (loss) per diluted common share for the three and nine months ended July 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders:
As reported	$7,501	$3,096	$(9,711)	$6,872
Stock-based compensation as reported	270	309	868	927
Stock-based compensation under fair value method	(197)	(507)	(1,126)	(1,446)
Pro forma net income (loss)	$7,574	$2,898	$(9,969)	$6,353

Net income (loss) applicable to common stockholders per diluted common share:
As reported	$0.38	$0.19	$(0.67)	$0.47
Pro forma	$0.38	$0.18	$(0.69)	$0.43

Cash and Cash Equivalents and Available-for-Sale Securities

The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $12,565,000 as of July 31, 2004 and $61,701,000 as of October 31, 2003, which primarily consisted of investments in money market funds, commercial paper, corporate notes and agencies.

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have characteristics of short-term investments.  All available-for-sale securities are available for working capital purposes as necessary.  Available-for-sale securities are recorded at fair market value based on quoted market prices and any unrealized gains and losses are included as a component of other comprehensive income until realized.  Any declines in market value that are considered to be other than temporary are charged to earnings.

Net Income (Loss) per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options, restricted stock awards, warrants to acquire common stock and preferred stock convertible into common shares.   The excluded anti-dilutive common share equivalents are not included in the computation of Diluted EPS as their effect would have decreased Diluted EPS.

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Numerator:
Basic and diluted net income (loss) applicable to common stockholders	$7,501	$3,096	$(9,711)	$6,872

Denominator:
Weighted average common basic shares outstanding	15,242	12,469	14,389	11,753
Effect of convertible preferred stock	2,657	—	—	—
Effect of stock options	1,740	3,032	—	2,485
Effect of restricted stock awards	125	515	—	433
Effect of warrants	148	164	—	73
Weighted average common diluted shares outstanding	19,912	16,180	14,389	14,744

Basic EPS	$0.49	$0.25	$(0.67)	$0.58
Diluted EPS	$0.38	$0.19	$(0.67)	$0.47

Excluded anti-dilutive common share equivalents	998	212	397	360

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.  The reclassifications had no effect on net income for the prior periods.

(3) GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity related to amortized intangible assets for the nine months ended July 31, 2004 and remaining unamortized balances as of July 31, 2004 (in thousands):

	As of October 31, 2003	Nine Months Ended July 31, 2004		As of July 31, 2004
	Net Book Value	Amortization Expense	Impairment Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$6,954	$1,739	$—	$5,215
Acquired technology	1,009	252	—	757
Acquired technology	1,166	193	973	—
Trade name	157	39	—	118
Total intangible assets	$9,286	$2,223	$973	$6,090

Of the $2,223,000 in amortization expense, $250,000 was classified as amortization of intangible assets in operating expenses and the remaining $1,973,000 was classified as cost of products revenue.

The Company recorded a loss on impairment of long-lived assets totaling $2,139,000, which related to an impairment on intangible assets of $973,000 and an impairment of goodwill of $1,166,000 for the nine months ended July 31, 2004.  The impairment related to goodwill and intangible assets acquired in connection with the acquisition of Vultus, Inc. (“Vultus”) in June 2003.  The Company concluded that an impairment-triggering event occurred during the three months ended April 30, 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize.  Additionally, the Company had a reduction in force that impacted the Company’s ability to move the Vultus initiative forward on a stand-alone basis.  Consequently, the Company has concluded that no significant future cash flows related to its Vultus assets would be realized.  The Company performed an impairment analysis of its recorded goodwill related to the Vultus reporting unit in accordance with SFAS No. 142.  Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144.  As a result of these analyses, the Company wrote-down the carrying value of its goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote-down intangible assets related to its Vultus acquisition from $973,000 to $0.

(4) RESTRUCTURING PLANS

The Company’s board of directors and management has adopted restructuring plans to reduce facilities and personnel.  These restructuring plans resulted in the Company recording expense and accruals for the costs associated with the reduction in facilities and for severance costs of affected employees.

During the three months ended April 30, 2004, in connection with management’s plan to reduce operating expenses, the Company announced a plan which resulted in a charge of $682,000 that has been included in general and administrative expense.  The plan principally included the elimination of approximately 16 percent of the Company’s workforce.  It impacted all operating departments and closed one small facility.

The following table summarizes the activity related to the Company’s restructuring accruals as of July 31, 2004 (in thousands):

	Balance as of October 31, 2003	Additions	Payments	Balance as of July 31, 2004

Facilities	$348	$39	$(196)	$191
Employees	—	643	(643)	—
Total	$348	$682	$(839)	$191

The remaining restructuring accrual at July 31, 2004 relates to costs associated with one facility that has future lease payments extending through June 2005.

(5)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 16, 2003, the Company issued 50,000 shares of its redeemable Series A Convertible Preferred Stock (the “Series A”) for $1,000 per share.  The net proceeds from the sale of the Series A were $47,740,000.  The value of the Series A was classified outside of permanent equity because of certain redemption features that were outside the control of the Company.

The terms of the Series A included a number of conversion provisions that represented a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined that the conversion feature allowing Series A holders to acquire common shares was an embedded derivative that did not qualify as a scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”  This required the Company to separately account for and record at fair value and mark-to-market the fair value of the derivative.  Changes in the fair value of the derivative were recorded in the Company’s statement of operations.  As of October 16, 2003, the Company, through the assistance of an independent valuation firm, determined the initial fair value of the derivative was $18,069,000.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as change in fair value of derivative in other income in the statement of operations for fiscal year 2003.

As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as change in fair value of derivative in other income in the statement of operations for three months ended January 31, 2004.   On February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1”), and, as a result, no Series A shares remained outstanding as of February 5, 2004.  The exchange did not result in the Company receiving any additional proceeds.  As of February 5, 2004, the fair value of the derivative was $9,300,000 and the decrease in fair value of $2,300,000 from January 31, 2004 was recorded as change in fair value of derivative in other income in the statement of operations for the three months ended April 30, 2004.

As of February 5, 2004, the Company, through the assistance of an independent valuation firm, determined the fair value of the Series A-1 was $45,276,000.  The Company incurred $211,000 in offering costs in connection with the issuance of the Series A-1 in the exchange for Series A, resulting in a net fair value of $45,065,000.  The difference of $6,305,000 in the fair value of the Series A-1 and the combined carrying value of the Series A and the related derivative was recorded as a non-cash dividend in the statements of operations for the three months ended April 30, 2004.

Conversion of Series A-1 Shares and Transfer of Series A-1 Shares to BayStar

                On May 5, 2004, the Company received a notice from Royal Bank of Canada (“RBC”) one of the holders of the Series A-1 shares, that RBC had elected to convert 10,000 Series A-1 shares into a total of 740,740 shares of the Company’s common stock.  The converted Series A-1 shares were purchased at a price of $1,000 per share and were converted into shares of common stock based on a conversion price of $13.50 per share.  A total of $9,013,000 was recorded as permanent equity as a result of this conversion.  Additionally, RBC informed the Company that it had sold its remaining 20,000 Series A-1 shares to BayStar Capital II, L.P. (“BayStar”), which following such transfer held a total of 40,000 Series A-1 shares.

Agreement to Repurchase BayStar Capital Series A-1 Shares

On May 31, 2004, the Company entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares.  Terms of the agreement required the Company to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of the Company’s common stock.  The repurchase price was payable and issuable upon the effectiveness of a shelf registration statement covering the resale of the shares of common stock that would be issued to BayStar upon the closing of the repurchase.  On July 21, 2004, the SEC declared the Company’s registration statement on Form S-3 effective, and, in accordance with the terms of the repurchase agreement, the closing of the repurchase with BayStar closed as of that date (see Note 10).  The fair value of the cash and common shares delivered to BayStar was less than the carrying value of the remaining value of the Series A-1 shares and the Company recorded a capital contribution for this difference as outlined in the following table (in thousands):

Fair value of 2,105,263 common shares	$9,747
Cash consideration	13,000
Total value to BayStar	22,747
Carrying value of Series A-1 including dividends	38,222
Capital contribution	$(15,475)

Dividends

If the repurchase had not occurred, dividends on the Series A-1 shares would have been paid after October 16, 2004, the first anniversary of the original Series A private placement, quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  Although the Company accrued dividends of $551,000 and $2,047,000 for the three and nine months ended July 31, 2004, respectively, which reduced earnings to common stockholders, the Company will no longer accrue dividends on preferred stock because the repurchase transaction with BayStar closed.  The Company never paid any dividends on the Series A or Series A-1 shares.

(6) COMMITMENTS AND CONTINGENCIES

Litigation

IBM Corporation

On or about March 6, 2003, the Company filed a complaint against IBM Corporation (“IBM”).  The action is currently pending in the United States District Court for the District of Utah.  The initial complaint included claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The initial complaint also alleged that IBM obtained information concerning the UNIX source code and derivative works from the Company and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  As a result of IBM’s actions, the Company is requesting damages in an amount to be proven at trial, together with additional damages through and after the time of trial.  Additionally, on or about June 13, 2003, the Company delivered to IBM a notice of termination of IBM’s UNIX license agreement with the Company, which license underlies IBM’s AIX software.

On or about June 16, 2003, the Company filed an amended complaint in the IBM case.  The amended complaint essentially restated and re-alleged the allegations of the initial complaint and expanded on those claims.  Most importantly, the amended complaint raised new allegations regarding IBM’s actions and breaches through the actions of Sequent Computer Systems, Inc. (“Sequent”), which IBM acquired.  The Company alleged its license agreement with Sequent was breached in several ways similar to those set forth above and it seeks damages for those breaches.  The Company also seeks injunctive relief on several of its claims.

IBM filed a response and counterclaim to the complaint, including a demand for a jury trial.  The Company has filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.  On February 4, 2004, the Company filed a motion for leave to file amended pleadings in the case proposing to amend its complaint against IBM and to modify its affirmative defenses against IBM’s counterclaims.  On February 25, 2004, the court granted the Company’s motion for leave to amend.  The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM has filed an answer and counterclaim.  The counterclaim filed by IBM asserts 14 claims against the Company.  In its counterclaim, as amended, IBM asserts that the Company does not have the right to terminate IBM’s UNIX license or assert claims based on the Company’s ownership of UNIX intellectual property against IBM or others in the Linux community.  In addition, IBM asserts that the Company has breached the GNU General Public License and has infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, copyright infringement for a declaratory judgment of non-infringement of copyrights, and patent infringement.

On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both the Company and IBM.  The Company filed a motion to dismiss IBM’s tenth counterclaim for a declaratory judgment of non-infringement of copyrights.  The Company has also filed a motion to amend the scheduling order and a motion to bifurcate IBM’s patent counterclaims into another action.  The Company filed, on May 28, 2004, a reply brief in connection with its motion to amend the scheduling order, in which the Company sets forth detailed and specific responses to IBM’s claims made in connection with that motion.  A hearing for these motions was held on June 8, 2004, and the court issued its ruling on June 10, 2004.

The court granted the Company’s motion to amend the scheduling order, with certain changes.  The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005 (previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005).  The court also denied the Company’s motion to bifurcate IBM’s patent counterclaims without prejudice to the Company’s right to request a bifurcation again at a later date.  IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement of the Company’s copyrights.  A hearing regarding the Company’s motion to dismiss and IBM’s motion for partial summary judgment on IBM’s tenth counterclaim for a declaration of non-infringement is currently scheduled for September 15, 2004.  The Company plans to vigorously oppose IBM’s motion.  The Company has filed various motions seeking additional discovery from IBM.  IBM has filed two additional motions for summary judgment which the Company will vigorously oppose.  In addition to the materials that have been publicly filed with the court, certain information has been filed under seal in accordance with the protective order entered in the case.

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

On or about September 15, 2003, the Company filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserts that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity.  On April 6, 2004, the court issued an order denying the Company’s motion to dismiss; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat has filed a motion for reconsideration.  The Company intends to continue to vigorously defend this action.

Novell, Inc.

On or about January 20, 2004, the Company brought suit in Utah state court against Novell, Inc. (“Novell”) for slander of title seeking relief for Novell’s alleged bad faith efforts to interfere with the Company’s ownership of copyrights related to its UNIX source code and derivative works and its UnixWare product.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that it believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.  Novell also filed a motion to dismiss the Company’s complaint claiming it never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.).  The Company filed a response to Novell’s motion to dismiss and also filed a motion to remand the case back to the state court.  On June 10, 2004, the court issued a memorandum decision and order which denied the Company’s motion to remand the case to state court.  The memorandum decision also denied Novell’s motion to dismiss in part on claims of falsity.  However, the court granted Novell’s motion to dismiss regarding the Company’s allegations of special damages, but granted the Company 30 days leave to amend its complaint to plead special damages with more specificity.  The Company has filed its amended complaint and Novell has responded with another motion to dismiss claiming that Novell’s alleged slanderous statements are privileged under the law.  The Company plans to continue to vigorously pursue its claims against Novell.

DaimlerChrysler Corporation

On or around March 3, 2004, the Company brought suit against DaimlerChrysler Corporation (“DaimlerChrysler”) for its alleged violations of its UNIX software agreement with the Company.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with the Company by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by the Company.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award the Company damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.  On April 15, 2004, DaimlerChrysler filed a motion to dismiss the Company’s claims.  DaimlerChrysler’s motion was heard on July 21, 2004 and the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification, but denied the motion as to whether the certification was timely.  The Company is currently evaluating this matter and any further actions it may take.

AutoZone, Inc.

On or about March 2, 2004, the Company brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of the Company’s UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone is infringing the Company’s UNIX copyrights by, among other things, running versions of the Linux operating system that contain code, structure, sequence and/or organization from the Company’s proprietary UNIX System V code in violation of its copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of the Company’s copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case.  On August 6, 2004, the federal court in Nevada entered an order granting AutoZone’s motion to stay the case with 90-day status reports to the court.  The court denied without prejudice AutoZone’s motion for a more definite statement and its motion to transfer the case to Tennessee.  The court also is allowing the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief requested by the Company.  The Company is undertaking that discovery process.

IPO Class Action Matter

The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under one action.  The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the court for approval.  If the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to the Company and its directors.

The Company has notified its underwriters and insurance companies of the existence of the claims.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.  As of July 31, 2004, the Company has paid or accrued the full retention amount of $200,000 under its insurance coverage.

Other Matters

In April 2003, a former Indian distributor of the Company filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that the Company trade in India only through the distributor and/or to give a security deposit until the claim is paid.  The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  Management has engaged local counsel who has advised it that such claims will likely fail, but that the distributor will continue to pursue its claims either in the Indian courts or in the U.S. courts.  Discovery has commenced and hearings have been held and are ongoing.  The Company intends to vigorously defend this action.

Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses may be substantial.  The ultimate outcome or potential effect on the Company’s results of operations or financial position of the above-mentioned matters is not currently known or determinable.

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

As described in more detail in Note 10, the Company and Boies Schiller & Flexner, LLP (“BSF”) have entered into a nonbinding letter of intent to enter into a revised definitive fee agreement.  The revised definitive fee agreement has not yet been completed.

Tax Assessment on the Company’s Indian Branch

During the three months ended April 30, 2004, the Indian branch of the Company’s United Kingdom subsidiary, The SCO Group, Ltd. received a withholding tax assessment from the Government of India Income Tax Department (“Tax Department”) in the amount of $477,000.  In the assessment the Tax Department deemed revenue transactions to customers in India as royalty revenue which was subject to a 15 percent withholding tax.  The Company believes that the Tax Department may pursue similar assessments for the 2002 and 2003 periods, and has accrued the full amount of the withholding tax of $314,000 for those periods.  These amounts have been recorded in the Company’s provision for income taxes during the nine months ended July 31, 2004.  Since the initial assessment, the Company has filed various appeals with the Tax Department objecting to the assessment and will continue to vigorously oppose to the assessment.

(7) STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table details the components of stock-based compensation for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Amortization of stock-based compensation	$51	$235	$274	$631
Options and shares for services	219	74	502	296
Modifications to options	—	—	92	—
Total	$270	$309	$868	$927

During the three and nine months ended July 31, 2004, the Company granted options to purchase 346,000 and 878,000 shares of common stock with an average exercise price of $4.76 and $7.56 per share, respectively.  None of these stock options was granted with an exercise price below the quoted market price on the date of grant.  During the three and nine months ended July 31, 2004, options to purchase approximately 32,000 and 400,000 shares of common stock were exercised with an average exercise price of $1.00 and $1.48 per share, respectively.  As of July 31, 2004, there were 3,548,000 stock options outstanding with a weighted average exercise price of $4.11 per share.

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

The agreement was for a period of three months and was renewable for additional three-month periods.  The Company paid the consultant a fixed fee of $10,000 per month.  As part of the agreement, the Company granted to the consultant an option to acquire 200,000 shares of the Company’s common stock at a price of $10.03 per share, the fair value of the Company’s common stock on the date the agreement was finalized.    The option expired unexercised and the agreement with the consultant was not renewed.

The Company used the Black-Scholes option pricing model to determine the fair value of the option of $269,000, of which $50,000 was recorded as expense in the three months ended April 30, 2004 and the remaining $219,000 was recorded as expense in the three months ended July 31, 2004.  Assumptions used in the Black-Scholes option pricing model to determine the fair value of the option were the following: risk free interest rate of 2.9 percent, volatility of 66 percent, dividend yield of 0 percent, and a contractual term of three months.

Stock Buyback Program

On March 10, 2004, the Company’s board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of the Company’s common stock over the 24-month period following March 10, 2004, the time at which the repurchase program was effective.  Any repurchased shares will be held in treasury and will be available for general corporate purposes.  The repurchase program will allow the Company to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors.  During the three months ended April 30, 2004, the Company purchased approximately 290,000 shares of its common stock at a total cost of approximately $2,414,000.  There were no repurchases of common stock during the three months ended July 31, 2004.

(8) SIGNIFICANT CUSTOMERS

During the three and nine months ended July 31, 2004, no single customer accounted for more than 10 percent of total revenue. During the three months ended July 31, 2003, Microsoft Corporation ("Microsoft") accounted for approximately 25 percent of total revenue and Sun Microsystems, Inc. ("Sun") accounted for approximately 12 percent of total revenue. During the nine months ended July 31, 2003, Microsoft accounted for approximately 16 percent of total revenue and Sun accounted for approximately 12 percent of total revenue.

(9) SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s segments: UNIX and SCOsource.  Both segments are based on the Company’s UNIX intellectual property.  The UNIX business sells and distributes UNIX products and services through an extensive distribution channel and to corporate end-users and the SCOsource business enforces and protects the Company’s UNIX intellectual property.

During fiscal year 2004, in an effort to maximize the assets and resources of the UNIX and SCOsource business segments and to best represent management’s view of business operations, the Company began allocating resources and reviewing financial information for its UNIX and SCOsource segment.  The following table presents the results of the SCOsource segment had it existed during the three and nine months ended July 31, 2003.  All costs associated with the SCOsource segment were classified as cost of revenue for the three and nine months ended July 31, 2003 and there were no direct sales or marketing efforts during these periods.  Segment disclosures for the Company are as follows for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31, 2004
	UNIX	SCOsource	Total

Revenue	$10,527	$678	$11,205
Cost of revenue	1,619	7,396	9,015
Gross margin	8,908	(6,718)	2,190
Sales and marketing	3,740	493	4,233
Research and development	2,361	231	2,592
General and administrative	1,761	128	1,889
Other	863	—	863
Total operating expenses	8,725	852	9,577
Income (loss) from operations	$183	$(7,570)	$(7,387)

	Three Months Ended July 31, 2003
	UNIX	SCOsource	Total

Revenue	$12,775	$7,280	$20,055
Cost of revenue	2,738	1,796	4,534
Gross margin	10,037	5,484	15,521
Sales and marketing	5,930	—	5,930
Research and development	2,950	—	2,950
General and administrative	1,413	—	1,413
Other	1,818	—	1,818
Total operating expenses	12,111	—	12,111
Income (loss) from operations	$(2,074)	$5,484	$3,410

	Nine Months Ended July 31, 2004
	UNIX	SCOsource	Total

Revenue	$32,025	$709	$32,734
Cost of revenue	5,637	15,486	21,123
Gross margin	26,388	(14,777)	11,611
Sales and marketing	12,868	1,084	13,952
Research and development	7,838	329	8,167
General and administrative	6,325	150	6,475
Other	4,980	—	4,980
Total operating expenses	32,011	1,563	33,574
Loss from operations	$(5,623)	$(16,340)	$(21,963)

	Nine Months Ended July 31, 2003
	UNIX	SCOsource	Total

Revenue	$39,434	$15,530	$54,964
Cost of revenue	8,430	4,129	12,559
Gross margin	31,004	11,401	42,405
Sales and marketing	18,421	—	18,421
Research and development	8,142	—	8,142
General and administrative	4,525	—	4,525
Other	3,720	—	3,720
Total operating expenses	34,808	—	34,808
Income (loss) from operations	$(3,804)	$11,401	$7,597

The following table presents revenue by geography (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Americas	$6,277	$14,265	$18,927	$36,649
International	4,928	5,790	13,807	18,315
Total revenue	$11,205	$20,055	$32,734	$54,964

Intangible assets, which consist of our reseller channel, trade name and technology, have been assigned to our UNIX and SCOsource segments and consist of the following as of July 31, 2004 (in thousands):

July 31, 2004
Intangible assets:
UNIX (reseller channel and trade name)	$5,333
SCOsource (technology)	757
Total intangible assets	$6,090

(10) SUBSEQUENT EVENTS

BayStar Capital

On August 24, 2004, the Company delivered to BayStar $13,000,000 in cash and a stock certificate representing 2,105,263 common shares of the Company’s common stock.  The Company delivered cash and stock consideration in connection with its repurchase of BayStar’s 40,000 Series A-1 Shares pursuant to a stock repurchase agreement entered into between them on May 31, 2004 (as described in Note 5 above).  The closing of the repurchase transaction occurred on July 21, 2004.  As of July 31, 2004, prior to BayStar’s acceptance of the consideration, the Company classified this cash as restricted cash and recorded a payable to BayStar.

Agreement with Boies, Schiller & Flexner, LLP

On August 31, 2004, the Company announced it had entered into a nonbinding letter of intent with BSF, to revise the existing fee agreement with BSF to limit the Company’s overall future cash costs of legal fees, including accrued legal fees to BSF as of July 31, 2004, associated with the Company’s pending intellectual property litigation to a total of $31,000,000.  In addition, the nonbinding letter of intent contemplates that BSF will lead the Company’s intellectual property legal efforts through the duration and completion of the pending litigation.  In return for the new fee arrangement, the nonbinding letter of intent provides that the contingency fee payable to BSF and other law firms associated with any settlement or judgment award will vary on a scaled basis from 20 to 33 percent, depending on the size of the award.  The revised fee agreement is subject to the Company and BSF entering into a definitive revised fee agreement.

Stockholder Rights Plan

On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004.  The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Form 10-Q.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  All information presented herein is based on the three and nine months ended July 31, 2004.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historical Background.  We originally incorporated as Caldera Systems, Inc., a Utah corporation (“Caldera Systems”), and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation (now Tarantella, Inc.).  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc.  On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.

Recent Developments.  On August 31, 2004, we announced we had entered into a nonbinding letter of intent with Boies, Schiller & Flexner, LLP (“BSF”), to revise the existing fee agreement with BSF to limit our overall future cash costs of legal fees, including accrued legal fees to BSF as of July 31, 2004, associated with our pending intellectual property litigation to a total of $31,000,000.  In addition, the nonbinding letter of intent contemplates that BSF will lead our intellectual property legal efforts through the duration and completion of the pending litigation.  In return for the new fee arrangement, the nonbinding letter of intent provides that the contingency fee payable to BSF and other law firms associated with any settlement or judgment award will vary on a scaled basis from 20 to 33 percent, depending on the size of the award.  The revised fee agreement is subject to the Company and BSF entering into a definitive revised fee agreement.

On August 10, 2004, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of our company without offering a fair price to all of our stockholders.

Under the terms of the Rights Plan, preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004.  The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of our common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of our common stock.  The adoption of the Rights Plan had no impact on the financial statements for the third quarter or first three quarters of fiscal year 2004.  However, if a triggering event occurs in the future, there may be an impact to the financial statements at the time a triggering event occurs.

On May 31, 2004, we entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares.  Terms of the agreement required us to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of our common stock, which consideration was payable and issuable upon closing, which was the effectiveness of a registration statement covering the resale of the common stock issued to BayStar.  The registration statement was declared effective by the SEC on July 21, 2004, the transaction closed as of that date, all Series A-1 shares were cancelled and retired and the rights and preferences of the Series A-1 shares were terminated.  The transaction also eliminated BayStar’s contractual rights and includes a general release by both parties.  The Company delivered the $13,000,000 in cash and 2,105,263 common shares to BayStar on August 24, 2004.

On May 5, 2004, we received a notice from RBC of its election to convert 10,000 shares of our Series A-1 Convertible Preferred Stock into a total of 740,740 shares of our common stock.  Additionally, RBC informed us that it sold its remaining 20,000 Series A-1 shares to BayStar, making BayStar the sole holder of all 40,000 outstanding Series A-1 shares.

On February 5, 2004, we completed a transaction pursuant to an exchange agreement among us, BayStar Capital II, L.P. (“BayStar”) and Royal Bank of Canada (“RBC”) in which each outstanding share of our then-outstanding redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock.

With respect to our legal action against IBM, on March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both IBM and us.  We filed a motion to dismiss IBM’s tenth counterclaim for a declaratory judgment of non-infringement of copyrights and a motion to amend the scheduling order and a motion to bifurcate IBM’s patent counterclaims into another action.  We filed, on May 28, 2004, a reply brief in connection with its motion to amend the scheduling order, in which we set forth detailed and specific responses to IBM’s claims made in connection with that motion.  A hearing for these motions was held on June 8, 2004, and the court issued its ruling on June 10, 2004.  The court granted our motion to amend the scheduling order, with certain changes.  The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005 (previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005).  The court also denied our motion to bifurcate IBM’s patent counterclaims without prejudice to our right to request a bifurcation again at a later date.  IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement of our copyrights.  A hearing regarding our motion to dismiss and IBM’s motion for partial summary judgment on IBM’s tenth counterclaim for a declaration of non-infringement is currently scheduled for September 15, 2004.  We plan to vigorously oppose IBM’s motion.  The Company has filed various motions seeking additional discovery from IBM.  IBM has filed two additional motions for summary judgment which the Company will vigorously oppose.  In addition to the materials that have been publicly filed with the court, certain information has been filed under seal in accordance with the protective order entered in the case.

On or about January 20, 2004, we brought suit against Novell, Inc. (“Novell”) for slander of title seeking relief for Novell’s alleged bad faith efforts to interfere with our ownership of copyrights related to our UNIX source code and derivative works and our UnixWare product.  In the lawsuit, we request preliminary and permanent injunctive relief as well as damages. Through our claims, we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.  On June 10, 2004, the court issued a memorandum decision and order which denied our motion to remand the case to state court.  The memorandum decision also denied Novell’s motion to dismiss in part on claims of falsity.  However, the court granted Novell’s motion to dismiss regarding our allegations of special damages, but granted us 30 days leave to amend our complaint and plead special damages with more specificity.  The Company has filed its amended complaint and Novell has responded with another motion to dismiss claiming that Novell’s alleged slanderous statements are privileged under the law.

On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone is infringing our UNIX copyrights by, among other things, running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case.  On August 6, 2004, the federal court in Nevada entered an order granting AutoZone’s motion to stay the case with 90 days status reports to the court.  The court denied without prejudice AutoZone’s motion for a more definite statement and its motion to transfer the case to Tennessee.  The court also is allowing the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief requested by us.  We are undertaking that discovery process.

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to voluntarily certify by January 31, 2004 its compliance with its UNIX software agreement as required by us.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.  On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims.  DaimlerChrysler’s motion was heard on July 21, 2004 and the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification, but denied the motion as to whether the certification was timely.  We are currently evaluating this matter and potential further actions we may take.

In March 2004, our board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of our common stock over a 24-month period.  Shares may be purchased in open market transactions, block purchases or privately negotiated transactions.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  During the quarter ended April 30, 2004, we purchased 290,000 shares of our common stock in open market purchases for a total cost of $2,414,000.  We did not purchase any shares of our common stock during the quarter ended July 31, 2004.

Business Focus

We generate revenue primarily from two sources: product and services revenue from our UNIX business and license fees from our SCOsource business.

UNIX Business.  Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running on Intel architecture.  Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners which includes distributors and independent solution providers.  We have local offices in a number of countries that provide support and services to customers and resellers in these countries.  The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.  We access these corporations through their information technology or purchasing departments with our Area Sales Managers in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to OEMs.  Our sales of UNIX products and services during the third quarter and first three quarters of fiscal year 2004 were primarily to pre-existing UNIX customers, and not newly acquired customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  The following table shows the operating results of the UNIX business for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenue	$10,527	$12,775	$32,025	$39,434
Cost of revenue	1,619	2,738	5,637	8,430
Gross margin	8,908	10,037	26,388	31,004
Sales and marketing	3,740	5,930	12,868	18,421
Research and development	2,361	2,950	7,838	8,142
General and administrative	1,761	1,413	6,325	4,525
Other	863	1,818	4,980	3,720
Total operating expenses	8,725	12,111	32,011	34,808
Income (loss) from operations	$183	$(2,074)	$(5,623)	$(3,804)

Revenue from our UNIX business decreased by $2,248,000, or 18 percent, for the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003, and revenue from our UNIX business decreased by $7,409,000, or 19 percent, for the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003.  The revenue from this business has been declining over the last several quarters primarily as a result of increased competition from alternative operating systems, particularly Linux, and lower information technology spending for UNIX products.  Until the third quarter of fiscal year 2004, our UNIX business had generated losses from operations for several quarters.  If revenue from our UNIX business continues to decline and we are unable to generate and sustain positive cash flow and profitable operations, our UNIX operations may be adversely impacted.

In an effort to attain profitability in our UNIX business, we have decreased our operating costs and increased our gross margin percentage over the last two quarters.  Operating costs for our UNIX business decreased from $12,111,000 for the third quarter of fiscal year 2003 to $8,725,000 for the third quarter of fiscal year 2004, and decreased from $34,808,000 for the first three quarters of fiscal year 2003 to $32,011,000 for the first three quarters of fiscal year 2004.  These cost reductions have primarily been attributable to reduced headcount and continued operational efficiencies generated in our UNIX business.  We have reduced the number of employees in our UNIX business from 324 as of July 31, 2003 to 223 as of July 31, 2004, eliminated redundant facilities and reduced other discretionary spending while still preserving our worldwide infrastructure.  During the fourth quarter of fiscal year 2004, we plan to take additional cost reduction actions, which will include reductions in staff as well as certain reductions and consolidation in office space, which will further decrease the operating costs of our UNIX business.  We estimate that the restructure cost associated with these actions may be approximately $2,000,000, but the actual cost associated with these actions may differ from this estimate.

Our gross margin percentage from our UNIX business also increased from 79 percent in the third quarter of fiscal year 2003 to 85 percent in the third quarter of fiscal year 2004.  We may not be able to sustain profitability in our UNIX business through additional operating cost reductions.

The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights.  The decline in our UNIX business and our SCOsource initiatives, particularly lawsuits against such end users, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue.

An important initiative for our UNIX business for the 2004 fiscal year has been our continued investment in and commitment to our UNIX operating systems.  As part of this initiative, we released a new version of our UnixWare operating system in June 2004 and anticipate releasing a new version of our OpenServer operating system in the first calendar quarter of 2005 and will provide these products with increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integration with widely used internet applications and increased system performance.   These enhancements will not have a direct impact on our short-term UNIX revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle, but we believe that they will help prolong our UNIX revenue stream for future quarters.

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

In an effort to protect our UNIX intellectual property, we initiated our SCOsource licensing initiatives.  These initiatives now include seeking to enter into license agreements with UNIX vendors and offering SCOsource intellectual property (“IP”) licenses to Linux end users allowing them to continue to use our UNIX source code and derivative works found in Linux.  Our SCOsource efforts resulted in the execution of two significant vendor license agreements during fiscal year 2003.

During fiscal year 2004, we began allocating resources and reviewing financial information for SCOsource business.  The following table shows the results of operations for the SCOsource business for the third quarter and first three quarters of fiscal year 2004 as well as for the third quarter and first three quarters of fiscal year 2003 had the SCOsource business existed.  There were no direct costs associated with selling, marketing, research and development and general and administration for the 2003 periods.  The following table shows the operating results of the SCOsource business for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenue	$678	$7,280	$709	$15,530
Cost of revenue	7,396	1,796	15,486	4,129
Gross margin	(6,718)	5,484	(14,777)	11,401
Sales and marketing	493	—	1,084	—
Research and development	231	—	329	—
General and administrative	128	—	150	—
Other	—	—	—	—
Total operating expenses	852	—	1,563	—
Income (loss) from operations	$(7,570)	$5,484	$(16,340)	$11,401

Our future success with our SCOsource initiatives and future revenue from SCOsource licenses will depend on our ability to protect our UNIX intellectual property.   We will continue to devote resources to our SCOsource initiatives, but we expect quarterly legal fees and other SCOsource related costs to vary from quarter to quarter depending upon the level of, and activity surrounding, our intellectual property claims, and therefore are difficult to predict.  As explained above in this Item 2 under the caption “Recent Developments,” we have entered into a nonbinding letter of intent with BSF, our outside litigation legal counsel, to revise the existing fee agreement with BSF.  Upon completing the revised agreement, we expect we will limit our future cash costs of legal fees, including accrued legal fees to BSF as of July 31, 2004, associated with our pending intellectual property litigation to a total of $31,000,000.  In addition, the nonbinding letter of intent contemplates that the contingency fee payable to BSF and other law firms associated with any settlement or judgment award, which is currently set at 20 percent, will vary on a scaled basis from 20 to 33 percent, depending on the size of the award.  Events that may trigger a contingency fee may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Additionally, our current agreement with our law firms may also be construed to include contingency fee payments in connection with any issuance of our equity securities, although we intend to eliminate this contingency in the revised fee agreement.  The revised fee agreement is subject to BSF entering into a definitive revised fee agreement with us.

Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue as well as predict the ultimate level of spending on our lawsuits.  This uncertainty represents a significant risk and challenge for us, both in the short and long term.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

Critical Accounting Policies

Our critical accounting policies and estimates include the following:

•                              Revenue recognition;

•                              Deferred income taxes and related valuation allowances;

•                              Fair value of derivative financial instrument and our now retired Series A-1 Convertible Preferred Stock;

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

The majority of our revenue transactions relate to product sales only.  On occasion we have revenue transactions that include multiple elements (such as delivered and undelivered elements including maintenance, support and other services).  For invoices or contracts involving multiple elements, we allocate revenue to each component of the contract based on objective evidence of its fair value.  The fair value of each element is based on amounts charged when such elements are sold in separate transactions.  We recognize revenue allocated to undelivered products when the criteria for revenue recognition set forth above have been met.

Estimates used in our revenue recognition include the determination of credit-worthiness and verification of sales-out reporting to end users through our two-tier distribution channel.  We also provide reserves against revenue based on historical trends and experience.  To the extent these estimates were incorrect our recognized revenue would be adversely impacted and would harm our results of operations.  Additionally, if our business conditions change or our revenue contracts begin to contain more multiple elements, our revenue recognition in future periods may be impacted because a larger component of revenue may be deferred.  As of July 31, 2004, our deferred revenue balance was $5,936,000 and related primarily to product maintenance and support contracts.

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

Fair Value of Derivative Financial Instrument and Our Retired Series A-1 Convertible Preferred Stock.  On October 16, 2003, we issued 50,000 shares of our redeemable Series A Convertible Preferred Stock for $1,000 per share.  The net proceeds from the sale of the preferred stock were $47,740,000.  The terms of the preferred stock included conversion and a number of redemption provisions that represented a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  We determined that the conversion feature allowing the holders of the preferred stock to acquire common shares is an embedded derivative financial instrument that does not qualify as a scope exemption under the provisions of Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”

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

On February 5, 2004, we completed an exchange transaction in which each outstanding Series A share was exchanged for one share of redeemable Series A-1 Convertible Preferred Stock.  We received no additional proceeds in the exchange.  The exchange transaction eliminated the derivative related to the Series A shares that was initially recorded as a current liability on our balance sheet and eliminated the charge in our quarterly statements of operations for the change in the fair value of the derivative related to the Series A shares.  The derivative was eliminated due to certain rights and privileges included in the new Series A-1 shares, such as voting rights and rights to board representation, among others, that were not included in the Series A shares.

We recorded $2,300,000 as change in fair value of derivative in other income in the second quarter of fiscal year 2004 related to the change in the fair value of the derivative between January 31, 2004 and February 5, 2004, the time at which the exchange agreement was executed.  Through the assistance of an independent valuation firm, we determined the fair value of the Series A-1 shares to be $45,276,000 as of February 5, 2004.  We recorded a dividend in the second quarter of fiscal year 2004 of $6,305,000 related to the difference between the fair value of the Series A-1 shares and the carrying value of the previously issued Series A shares and related derivative.  This dividend reduced earnings to common stockholders.  The estimated fair value of the Series A-1 shares as of February 5 was calculated using a binomial model.  Specific assumptions used included: 2.7 years to maturity, 11 percent equivalent bond yield, risk-free rate of 2.4 percent, volatility of 130 percent.  As described elsewhere in this filing, we repurchased all outstanding Series A-1 shares on July 21, 2004.

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

We performed an impairment analysis as of April 30, 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”  and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and determined that the goodwill and intangible assets related to the Vultus technology, which we acquired from Vultus, Inc. (“Vultus”) in June 2003, had been impaired.  We concluded that an impairment-triggering event occurred during the second quarter of fiscal year 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize.  Additionally, we had a reduction in force that impacted our ability to move the Vultus initiative forward on a stand-alone basis.  Consequently, we have concluded that no significant future cash flows related to our Vultus assets would be realized.  As a result of these analyses, we wrote-down the carrying value of our goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote-down intangible assets related to our Vultus acquisition from $973,000 to $0.

Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.  If the operating trends for our UNIX or SCOsource businesses continue to decline or the value of our common stock were to significantly decrease, we may be required to record an impairment charge in a future period related to the carrying value of our intangible assets with finite lives.

Allowance for Doubtful Accounts.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the three and nine months ended July 31, 2004.  Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $126,000 as of July 31, 2004.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
Statement of Operations Data:	2004	2003	2004	2003

Revenue:
Products	$8,929	$10,804	$27,056	$33,016
SCOsource licensing	678	7,280	709	15,530
Services	1,598	1,971	4,969	6,418
Total revenue	11,205	20,055	32,734	54,964
Cost of revenue:
Products	741	1,200	2,364	3,422
SCOsource licensing	7,396	1,796	15,486	4,129
Services	878	1,538	3,273	5,008
Total cost of revenue	9,015	4,534	21,123	12,559
Gross margin	2,190	15,521	11,611	42,405
Operating expenses:
Sales and marketing	4,233	5,930	13,952	18,421
Research and development	2,592	2,950	8,167	8,142
General and administrative	1,889	1,413	6,475	4,525
Loss on impairment of long-lived assets	—	—	2,139	—
Restructuring charges	—	614	—	498
Amortization of intangibles	593	895	1,973	2,295
Stock-based compensation	270	309	868	927
Total operating expenses	9,577	12,111	33,574	34,808
Income (loss) from operations	(7,387)	3,410	(21,963)	7,597
Equity in income (losses) of affiliates	41	(71)	115	(171)
Other income (expense), net	99	(55)	6,284	(59)
Provision for income taxes	(176)	(188)	(1,270)	(495)
Net income (loss)	(7,423)	3,096	(16,834)	6,872
Dividends on redeemable convertible preferred stock	14,924	—	7,123	—
Net income (loss) applicable to common stockholders	$7,501	$3,096	$(9,711)	$6,872

THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003

Revenue

	Three Months Ended July 31,
	2004	Change	2003

Revenue	$11,205,000	(44)%	$20,055,000

	Nine Months Ended July 31,
	2004	Change	2003

Revenue	$32,734,000	(40)%	$54,964,000

Revenue for the third quarter of fiscal year 2004 decreased by $8,850,000 or 44 percent, from the third quarter of fiscal year 2003, and revenue for the first three quarters of fiscal year 2004 decreased by $22,230,000 or 40 percent, from the first three quarters of fiscal year 2003.  These decreases were primarily attributable to decreased revenue from our UNIX products and services as a result of competition from other operating systems, primarily Linux, and minimal SCOsource licensing revenue in the first three quarters of fiscal year 2004 compared to SCOsource revenue of $7,280,000 in the third quarter of fiscal year 2003 and SCOsource revenue of $15,530,000 in the first three quarters of fiscal year 2003.

Revenue generated from our UNIX business and our SCOsource business was as follows:

	Three Months Ended July 31,
	2004	Change	2003

UNIX revenue	$10,527,000	(18)%	$12,775,000
Percent of total revenue	94%		64%
SCOsource revenue	678,000	(91)%	7,280,000
Percent of total revenue	6%		36%

	Nine Months Ended July 31,
	2004	Change	2003

UNIX revenue	$32,025,000	(19)%	$39,434,000
Percent of total revenue	98%		72%
SCOsource revenue	709,000	(95)%	15,530,000
Percent of total revenue	2%		28%

The decrease in revenue in the UNIX business for the third quarter and first three quarters of fiscal year 2004 compared to the third quarter and first three quarters of fiscal year 2003 was primarily attributable to continued competition from other operating systems, particularly Linux, as well as a decrease in revenue from corporate accounts and a decrease from our distribution channel.  We anticipate for the fourth quarter of 2004 fiscal year that total UNIX revenue will be consistent with or slightly lower than revenue generated in the third quarter of fiscal year 2004.

The decrease in SCOsource licensing revenue in the third quarter and first three quarters of fiscal year 2004 from the comparable period of the prior fiscal year was primarily attributable to minimal vendor licensing revenue in the 2004 fiscal year periods when compared to $7,280,000 in SCOsource revenue in the third quarter and $15,530,000 in SCOsource revenue in the first three quarters of fiscal year 2003.  The SCOsource revenue generated in the third quarter and first three quarters of fiscal year 2003 was from two contracts executed with Sun Microsystems (“Sun”) and Microsoft Corporation (“Microsoft”).

Sales of our UNIX products and services during the third quarter and first three quarters of fiscal year 2004 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.  This may occur as a result of the decline of our UNIX business and our SCOsource initiatives and in particular as a result of any lawsuits we have brought against end users violating our intellectual property and contractual rights or as a result of any adverse changes to our UNIX business.

Products Revenue

	Three Months Ended July 31,
	2004	Change	2003

Products revenue	$8,929,000	(17)%	$10,804,000
Percent of total revenue	80%	54%

	Nine Months Ended July 31,
	2004	Change	2003

Products revenue	$27,056,000	(18)%	$33,016,000
Percent of total revenue	83%	60%

Our products revenue consists of software licenses of our UNIX products, primarily OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue includes revenue derived from OEMs, channel and distribution partners and large corporate accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could adversely impact our future products revenue.

The decrease in products revenue in the third quarter and first three quarters of fiscal year 2004 as compared with the third quarter and first three quarters of fiscal year 2003 was primarily attributable to decreased sales of UnixWare and OpenServer products primarily resulting from increased competition in the operating system market, particularly Linux, and from a decrease in information technology spending for UNIX products compared to other operating system products.  This negative impact was felt in all of our distribution channels, and we believe that the competition from Linux will continue in future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these product lines was as follows:

	Three Months Ended July 31,
	2004	Change	2003

OpenServer revenue	$4,496,000	(14)%	$5,243,000
Percent of products revenue	50%		49%
UnixWare revenue	2,984,000	(14)%	3,452,000
Percent of products revenue	34%		32%
Other products revenue	1,449,000	(31)%	2,109,000
Percent of products revenue	16%		19%

	Nine Months Ended July 31,
	2004	Change	2003

OpenServer revenue	$14,278,000	(9)%	$15,734,000
Percent of products revenue	53%		48%
UnixWare revenue	8,240,000	(25)%	10,956,000
Percent of products revenue	30%		33%
Other products revenue	4,538,000	(28)%	6,326,000
Percent of products revenue	17%		19%

Sales of our OpenServer and UnixWare products as well as other products are primarily generated from existing customers.  As our existing customers have slowed purchasing decisions, decreased purchasing levels or moved to other operating systems, including Linux, our products revenue has declined.

SCOsource Licensing Revenue

	Three Months Ended July 31,
	2004	Change	2003

SCOsource licensing revenue	$678,000	(91)%	$7,280,000
Percent of total revenue	6%		36%

	Nine Months Ended July 31,
	2004	Change	2003

SCOsource licensing revenue	$709,000	(95)%	$15,530,000
Percent of total revenue	2%		28%

SCOsource licensing revenue consists of revenue generated from vendor licenses to use our proprietary UNIX System V code as well as from intellectual property licenses.  SCOsource licensing revenue was $678,000 for third quarter of fiscal year 2004 as compared to $7,280,000 in SCOsource revenue in the third quarter of fiscal year 2003, and SCOsource revenue was $709,000 for the first three quarters of fiscal year 2004 as compared to $15,530,000 in SCOsource revenue for the first three quarters of fiscal year 2003.  The SCOsource revenue generated in the third quarter and first three quarters of fiscal year 2003 was from two significant contracts executed with Sun and Microsoft.

Due to a lack of historical experience and the uncertainties related to our SCOsource licensing revenue, we are unable to estimate the amount and timing of future revenue.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter or year to year.  Our SCOsource initiatives are unlikely to produce stable, predictable revenue for the foreseeable future.

Services Revenue

	Three Months Ended July 31,
	2004	Change	2003

Services revenue	$1,598,000	(19)%	$1,971,000
Percent of total revenue	14%		10%

	Nine Months Ended July 31,
	2004	Change	2003

Services revenue	$4,969,000	(23)%	$6,418,000
Percent of total revenue	15%		12%

Services revenue consists primarily of annual and incident support fees, engineering services fees, professional services and education fees.  These fees are typically charged and invoiced separately from UNIX product sales.  The decrease in services revenue of $373,000, or 19 percent, in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 and the decrease in services revenue of $1,449,000, or 23 percent, in the first three quarters of fiscal year 2004 as compared to the first three quarters of fiscal year 2003 was in part due to a decrease in professional services revenue resulting from a decrease in the demand for our custom enterprise-level projects as well as from a decrease in our support services, engineering services and team services agreements and generally from a decrease in overall UNIX product revenue.

Services revenue during the third quarter and first three quarters of fiscal year 2004 was generated primarily from pre-existing customers.  Our UNIX business services revenue depends significantly on our ability to market our services to existing customers.  Additionally, our future level of services revenue depends on our ability to generate UNIX products revenue from existing customers and on the renewal of certain annual support and services agreements with existing customers.

Cost of Products Revenue

	Three Months Ended July 31,
	2004	Change	2003

Cost of products revenue	$741,000	(38)%	$1,200,000
Percentage of products revenue	8%		11%

	Nine Months Ended July 31,
	2004	Change	2003

Cost of products revenue	$2,364,000	(31)%	$3,422,000
Percentage of products revenue	9%		10%

Cost of products revenue primarily includes overhead costs, manufacturing costs, royalties to third-party vendors and technology costs.  Cost of products revenue decreased by $459,000, or 38 percent, in the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 and decreased by $1,058,000, or 31 percent, in the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003.  This decrease was primarily attributable to reduced product revenue and reduced overhead and manufacturing costs resulting from our cost reduction efforts.

For the fourth quarter of fiscal year 2004, we expect the dollar amount of our cost of products revenue to be generally consistent to our cost of products revenue incurred in the third quarter of fiscal year 2004.

Cost of SCOsource Licensing Revenue

	Three Months Ended July 31,
	2004	Change	2003

Cost of SCOsource licensing revenue	$7,396,000	312%	$1,796,000
Percentage of SCOsource licensing revenue	1091%		25%

	Nine Months Ended July 31,
	2004	Change	2003

Cost of SCOsource licensing revenue	$15,486,000	275%	$4,129,000
Percentage of SCOsource licensing revenue	2184%		27%

Cost of SCOsource licensing revenue includes the salaries and related personnel costs of employees dedicated to the SCOsource licensing initiatives, legal and professional fees incurred in connection with our SCOsource initiatives, and an allocation of corporate costs.

Cost of SCOsource licensing revenue increased significantly in the third quarter and first three quarters of fiscal year 2004 compared to the third quarter and first three quarters of fiscal year 2003.  The increased costs in the 2004 periods compared to the 2003 periods was primarily attributable to increased legal fees incurred in connection with our ongoing litigation with IBM, Novell, AutoZone and DaimlerChrysler as well as our continued pursuit of intellectual property licenses.  We expect that legal fees will vary from quarter to quarter depending on the level of, and activity surrounding, our intellectual property claims, and therefore are difficult to predict.  Additionally, the cost of SCOsource licensing revenue likely will fluctuate from quarter to quarter due in part to the unpredictability of the related SCOsource revenue.  Although we currently intend to cap our potential legal expenses by revising our fee agreement with BSF, as described below, legal expenses could increase over time depending on developments in our ongoing litigation.  Legal expenses may also include contingency payments made to BSF and the other law firms engaged by us to protect our intellectual property rights, which at this time we are unable to predict the amount or timing of such contingency fees.  Additionally, we are unable to predict the percentage of cost of SCOsource licensing revenue for future quarters due to the unpredictability of the related licensing revenue.

On August 31, 2004, we announced we had entered into a nonbinding letter of intent with BSF, to revise the existing fee agreement with BSF to limit our overall future cash costs of legal fees, including accrued legal fees as of July 31, 2004, associated with our pending intellectual property litigation to a total of $31,000,000.  In addition, the nonbinding letter of intent contemplates that BSF will lead our intellectual property legal efforts through the duration and completion of the pending litigation.  In return for the new fee arrangement, the letter of intent provides that the contingency fee payable to BSF and other law firms associated with any settlement or judgment award will vary on a scaled basis from 20 to 33 percent, depending on the size of the award.  The revised fee agreement is subject to the Company and BSF entering into a definitive revised fee agreement.  These developments, if completed, will allow us to better predict future cost of SCOsource licensing revenue.

Cost of Services Revenue

	Three Months Ended July 31,
	2004	Change	2003

Cost of services revenue	$878,000	(43)%	$1,538,000
Percentage of services revenue	55%		78%

	Nine Months Ended July 31,
	2004	Change	2003

Cost of services revenue	$3,273,000	(35)%	$5,008,000
Percentage of services revenue	66%		78%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $660,000, or 43 percent, for the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 and decreased by $1,735,000, or 35 percent, for the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003.  This decrease was attributable in part to lower services revenue, reduced employee and related costs in our support services and professional services groups as well as the elimination of certain third-party support contracts in order to increase the gross margin for these groups.

For the fourth quarter of fiscal year 2004, we expect the dollar amount of our cost of services revenue to be lower than our cost of services revenue incurred in the third quarter of fiscal year 2004.

Sales and Marketing

	Three Months Ended July 31,
	2004	Change	2003

Sales and marketing expense	$4,233,000	(29)%	$5,930,000
Percentage of total revenue	38%		30%

	Nine Months Ended July 31,
	2004	Change	2003

Sales and marketing expense	$13,952,000	(24)%	$18,421,000
Percentage of total revenue	43%		34%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expenses from the third quarter of fiscal year 2003 to the third quarter of fiscal year 2004 of $1,697,000, or 29 percent, and the decrease in sales and marketing expense from the first three quarters of fiscal year 2003 to the first three quarters of fiscal year 2004 of $4,469,000, or 24 percent, was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, and lower commissions.  Our sales and marketing expenses as a percentage of total revenue were higher in the fiscal year 2004 periods compared to the fiscal year 2003 periods primarily as a result of lower total revenue in the 2004 periods.  Our sales and marketing headcount decreased from 124 as of July 31, 2003, to 72 as of July 31, 2004.

For the fourth quarter of fiscal year 2004, we anticipate the dollar amount of sales and marketing expenses will decrease compared to the third quarter of fiscal year 2004.

Research and Development

	Three Months Ended July 31,
	2004	Change	2003

Research and development expense	$2,592,000	(12)%	$2,950,000
Percentage of total revenue	23%		15%

	Nine Months Ended July 31,
	2004	Change	2003

Research and development expense	$8,167,000	0%	$8,142,000
Percentage of total revenue	25%		15%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses as well as corporate allocations.  The decrease in research and development expense in the third quarter of fiscal year 2004 of $358,000, or 12 percent, compared to the third quarter of fiscal year 2003 was primarily attributable to reductions in research and development employees and related employee costs.  Research and development expenses for the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003 were flat.  Our research and development expenses as a percentage of total revenue were higher in the fiscal year 2004 periods compared to the fiscal year 2003 periods primarily as a result of lower total revenue in the 2004 periods.  Our research and development personnel decreased from 84 as of July 31, 2003, to 75 as of July 31, 2004.

For the fourth quarter of fiscal year 2004, we anticipate the dollar amount of research and development expenses will decrease compared to the third quarter of fiscal year 2004 due to recently implemented cost reductions.

General and Administrative

	Three Months Ended July 31,
	2004	Change	2003

General and administrative expense	$1,889,000	34%	$1,413,000
Percentage of total revenue	17%		7%

	Nine Months Ended July 31,
	2004	Change	2003

General and administrative expense	$6,475,000	43%	$4,525,000
Percentage of total revenue	20%		8%

General and administrative expenses consist of the salaries and benefits of finance, human resources and executive management and expenses for external professional services as well as corporate allocations.  Included in general and administrative expense for the first three quarters of fiscal year 2004 are $682,000 in payments made in connection with the elimination of approximately 16 percent of our workforce which occurred during the second quarter of fiscal year 2004.

The increase in general and administrative expense from the third quarter and first three quarters of fiscal year 2003 of $476,000 and $1,950,000, respectively, compared to the third quarter and first three quarters of fiscal year 2004, exclusive of the above mentioned termination payments, was attributable to increased legal costs as a result of corporate and regulatory legal matters and increased fees from other non-legal professional service providers, even though our general and administrative headcount decreased from 52 as of July 31, 2003 to 41 as of July 31, 2004.  Our general and administrative expenses as a percentage of total revenue were higher in the fiscal year 2004 periods compared to the fiscal year 2003 periods in part due to lower total revenue in the 2004 periods.

For the fourth quarter of fiscal year 2004, we anticipate the dollar amount of general and administrative expenses will be consistent with the third quarter of fiscal year 2004.

Restructuring Charges

	Three Months Ended July 31,
	2004	Change	2003

Restructuring charges	$—	n/a	$614,000
Percentage of total revenue	0%		3%

	Nine Months Ended July 31,
	2004	Change	2003

Restructuring charges	$—	n/a	$498,000
Percentage of total revenue	0%		1%

We did not incur any restructuring charges during the third quarter or first three quarters of fiscal year 2004.  During the third quarter of fiscal year 2003, the Company incurred a restructuring charge of $614,000 in connection with the termination of employment for certain positions.  The restructuring charge of $498,000 for the first three quarters of fiscal year 2003 was comprised of the action described above for the third quarter of fiscal year 2003, the closing of the Company’s UK subsidiary, offset by adjustments to previously recorded accruals.

During the fourth quarter of fiscal year 2004, we plan to take additional cost reduction actions, which will include reductions in staff as well as certain reductions and consolidation in office space, which will further decrease our operating costs.  We estimate that the restructure costs associated with these actions may be approximately $2,000,000, but the actual costs associated with these actions may differ from this estimate.

Amortization of Intangibles

	Three Months Ended July 31,
	2004	Change	2003

Amortization of intangibles	$593,000	(34)%	$895,000
Percentage of total revenue	5%		4%

	Nine Months Ended July 31,
	2004	Change	2003

Amortization of intangibles	$1,973,000	(14)%	$2,295,000
Percentage of total revenue	6%		4%

Amortization of intangibles is the expensing of previously recorded amounts for assets recorded in prior acquisitions with finite lives.  The decrease in amortization of intangibles of $302,000 for the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 and the decrease of $322,000 for the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003 was primarily attributable to reduced amortization expense recorded on certain assets and technology acquired from The Santa Cruz Operation (now Tarantella, Inc.).

Loss on Impairment of Long-lived Assets

We did not have any impairment charges during the third quarter of fiscal year 2004.  However, we recorded a loss on impairment of long-lived assets totaling $2,139,000 for the first three quarters of fiscal year 2004.  The impairment related to goodwill and intangible assets acquired in connection with our acquisition of Vultus in June 2003.  We concluded that an impairment triggering event occurred as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize.  Consequently, we have concluded that no significant future cash flows related to our Vultus assets will be realized.  We performed an impairment analysis of our recorded goodwill related to the Vultus reporting unit in accordance with SFAS No. 142.  Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144.  As a result of these analyses, we wrote-down the carrying value of our goodwill related to our Vultus acquisition from $1,166,000 to $0, and wrote-down the intangible assets related to our Vultus acquisition from $973,000 to $0.  We did not incur any impairment charges in the third quarter or first three quarters of fiscal year 2003.

Stock-based Compensation

	Three Months Ended July 31,
	2004	Change	2003

Stock-based compensation	$270,000	(13)%	$309,000
Percentage of total revenue	2%		2%

	Nine Months Ended July 31,
	2004	Change	2003

Stock-based compensation	$868,000	(6)%	$927,000
Percentage of total revenue	3%		2%

Stock-based compensation consisted of the following components for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Amortization of stock-based compensation	$51	$235	$274	$631
Options and shares for services	219	74	502	296
Modifications to options	—	—	92	—
Total	$270	$309	$868	$927

Equity in Income (Losses) of Affiliates

We account for our ownership interests in companies that we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our condensed consolidated statements of operations.  During the third quarter and first three quarters of fiscal year 2004 we recorded income of $41,000 and $115,000, respectively, primarily related to income from our joint venture in China compared to a loss of $71,000 and $171,000, respectively, in the third quarter and first three quarters of fiscal year 2003 primarily related to our investment in Vista, Inc. (“Vista”).  We disposed of our investment in Vista in fiscal year 2003.

Other Income (Expense), net

Other income (expense) consisted of the following components for the three and nine months ended July 31, 2004 and 2003 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Interest income	$186	$42	$698	$92
Interest expense	—	(3)	—	(3)
Change in fair value of derivative	—	—	5,924	—
Other expense, net	(87)	(94)	(338)	(148)
Total other income (expense), net	$99	$(55)	$6,284	$(59)

Interest income increased by $144,000 for the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003 and increased by $606,000 for the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003 as a result of interest earned on higher cash balances.  The income recorded for the first three quarters of fiscal year 2004 of $5,924,000 on the change in fair value of the derivative related to the decreasing fair value of this instrument and marking it to market at each balance sheet date.  The derivative financial instrument was eliminated during the second quarter of fiscal year 2004.

Provision for Income Taxes

The provision for income taxes was $176,000 in the third quarter of fiscal year 2004 and $188,000 in the third quarter of fiscal year 2003 and $1,270,000 for the first three quarters of fiscal year 2004 and $495,000 for the first three quarters of fiscal year 2003.  The increase in the provision for income taxes for the first three quarters of fiscal year 2004 compared to the first three quarters of fiscal year 2003 was primarily attributable to accruals for withholding taxes that are estimated to be paid in connection with the operations of the Indian branch of our United Kingdom subsidiary, The SCO Group, Ltd.

Dividends Related to Redeemable Convertible Preferred Stock

In connection with completing the February 5, 2004 exchange of Series A-1 shares for Series A shares, we removed the carrying value of the Series A shares and related derivative and recorded the fair value of the Series A-1 shares issued in the exchange transaction.  The difference between these two amounts was $6,305,000 and was recorded as a non-cash dividend for the first three quarters of fiscal year 2004.

With the completion of the repurchase transaction with BayStar during the third quarter of fiscal year 2004, we will not be required to continue to accrue or pay any dividends on the Series A-1 shares, which are now retired and no longer issued and outstanding.  As a result of completing the repurchase transaction with BayStar, we recorded a capital contribution in the amount of $15,475,000, which represented the difference in the carrying value of the Series A-1 shares and accrued dividends less the fair value of the 2,105,263 shares of common stock and the $13,000,000 in cash.  We had no dividends accrued or payable in the third quarter or first three quarters of fiscal year 2003.

If the repurchase had not occurred, dividends on the Series A-1 shares would have been paid after October 16, 2004, the first anniversary of the original Series A private placement, quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  Although we accrued dividends of $551,000 for the third quarter of fiscal year 2004 and $2,047,000 for the first three quarters of fiscal year 2004, which reduced earnings to common stockholders, we will no longer accrue dividends on preferred stock because the repurchase transaction with BayStar closed.  We never paid any dividends on the Series A or Series A-1 shares.

The following table details the components of the dividends (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Accrual of dividends on preferred stock	$(551)	$—	$(2,047)	$—
Exchange of Series A shares for Series A-1 shares	—	—	(6,305)	—
Repurchase of Series A-1 shares from BayStar	15,475	—	15,475	—
Total	$14,924	$—	$7,123	$—

Liquidity and Capital Resources

Our cash and equivalents and available-for-sale securities balances decreased from $68,523,000 as of October 31, 2003 to $43,027,000 as of July 31, 2004 and our working capital decreased from $37,168,000 as of October 31, 2003 to $20,374,000 as of July 31, 2004.  Our cash and equivalents decreased from $64,428,000 as of October 31, 2003 to $15,982,000 as of July 31, 2004, primarily as a result of purchases of available-for-sale securities, cash denoted as restricted cash to fund the BayStar stock repurchase and from cash used in operations.

During fiscal year 2003, we completed a private placement of 50,000 Series A shares for net proceeds of $47,740,000 in October 2003, which shares were exchanged for Series A-1 shares in February 2004 and which in turn we repurchased from BayStar in July 2004.  Because we repurchased the outstanding Series A-1 shares, the net proceeds received in our private placement are reduced by the $13,000,000 cash component of the repurchase price.  We intend to use the net proceeds from our preferred stock financing as well as our other cash resources to pursue our SCOsource initiatives and fund other cash needs of our business.  During the first three quarters of fiscal year 2004, we used $10,703,000 of cash in our operations.  We believe that we will have sufficient cash resources to fund our current operations for at least the next 12 months.

Our net cash used in operations for the first three quarters of fiscal year 2004 was $10,703,000 compared to cash generated from operations of $6,776,000 for the first three quarters of fiscal year 2003.  Cash used in operations in the first three quarters of fiscal year 2004 included a net loss of $16,834,000, non-cash expenses of $180,000 and changes in operating assets and liabilities of $6,311,000.

Our net accounts receivable balance decreased by $3,328,000 from $9,282,000 as of October 31, 2003 to $5,954,000 as of July 31, 2004.  This decrease was primarily attributable to the collection of year-end receivables and lower invoicing during the third quarter of fiscal year 2004.  The majority of our accounts receivable are current and our allowance for doubtful accounts was approximately $126,000 as of July 31, 2004, which represented approximately 2 percent of our gross accounts receivable balance.  This allowance as a percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the third quarter of fiscal year 2004 were not significant.  Our current liabilities decreased from $45,112,000 as of October 31, 2003 to $44,579,000 as of July 31, 2004 primarily related to the elimination of the fair-value of the derivative related to our now retired Series A shares and the decrease in accrued compensation to law firms, which were offset by an increase in accrued liabilities and an increase in the payable to BayStar in connection with the Series A-1 repurchase transaction.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first three quarters of fiscal year 2004, cash used in investing activities was $23,650,000, which was primarily a result of our purchase of available-for-sale securities (net of sales) of $23,110,000, equipment purchases of $331,000 and cash used to acquire the outstanding minority interest in our Japanese subsidiary of $209,000.  Cash used in investing activities was $1,474,000 for the first three quarters of fiscal year 2003 and was attributable to equipment purchases of $524,000 and an investment in non-marketable securities of $950,000.

Our financing activities used $14,224,000 during the first three quarters of fiscal year 2004 and consisted primarily of $13,000,000 in cash reserved to fund the repurchase of Series A-1 shares from BayStar, cash used to purchase shares of our common stock on the open market of $2,414,000 and cash used in the exchange of Series A-1 for Series A shares of $211,000.  These uses of cash were offset from proceeds received from the exercise of stock options of $591,000 and proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $810,000.  Cash provided by financing activities was $2,329,000 for the first three quarters of fiscal year 2003 and was attributable to proceeds received from the exercise of stock options of $1,443,000, the exercise of a warrant for $650,000 and proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $236,000.

During fiscal year 2003 and fiscal year 2004, we have expanded our efforts with the law firms representing us in connection with our pursuit of our intellectual property claims and we currently expect to devote substantially more financial resources to this effort.  In addition to paying fees at reduced hourly rates to these firms, our agreement with the law firms provides that we will pay the law firms a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights.

As explained above in this Item 2 under the caption “Recent Developments,” we have entered into a nonbinding letter of intent with BSF, our outside litigation legal counsel, to revise the existing fee agreement with BSF.  Upon completing the revised agreement, we expect we will limit our future cash costs of legal fees, including accrued legal fees to BSF as of July 31, 2004, associated with our pending intellectual property litigation to a total of $31,000,000.  In addition, the nonbinding letter of intent provides that the contingency fee payable to BSF and other law firms associated with any settlement or judgment award, which is currently set at 20 percent, will vary on a scaled basis from 20 to 33 percent, depending on the size of the award.  Events that may trigger a contingency fee may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Additionally, our current agreement with the law firms may also be construed to include contingency fee payments in connection with our issuance of equity securities, although we currently anticipate eliminating this contingency in the contemplated revised fee agreement.

We expect that legal fees will vary from quarter to quarter depending on the level of, and activity surrounding, our intellectual property claims, and therefore such costs are difficult to predict.  Additionally, although we intend to cap our potential legal expenses by revising our fee agreement with BSF, legal expenses could increase over time depending on developments in litigation involving us, and certain events outside of our control could occur or certain contingent events could take place that would require us to pay additional fees to the law firms.  To the extent that our SCOsource related costs and legal fees exceed our budgeted amounts, or SCOsource revenue is below our expectations, our liquidity will be adversely impacted and fewer financial resources will be available for other initiatives such as maintaining and enhancing our UNIX business.  Additionally, future contingency fees payable to the law firms may be significant in future periods, which may have an adverse impact on our liquidity.  Our current fee arrangement with our law firms could also impair our ability to raise equity capital in future periods.  If we are not able to enter into a definitive revised fee agreement with BSF that effectively limits the cash payments we may be required to make to pursue our claims, our liquidity will be adversely impacted.

We have entered into operating leases for our corporate offices located in the United States and our international sales offices.  We have commitments under these leases that extend through fiscal year 2010.  In prior corporate restructuring actions,  we partially vacated some of these facilities, but still have contractual obligations to continue to make ongoing lease payments for one facility that will use available cash.  We have pursued and will continue to pursue sublease opportunities, as available, to minimize this use of cash; however, we may not be successful in eliminating or reducing cash expenditures for this facility.

The following table summarizes our contractual lease obligations as of July 31, 2004:

	Total	Less than 1 year	1 - 3 years	More than 3 years

Operating lease obligations	$5,826,000	$2,389,000	$2,844,000	$593,000

As of July 31, 2004, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.

During fiscal year 2004, we have undertaken certain cost-cutting measures to reduce our overall operating costs.  These cost-cutting measures have focused on streamlining operations and job functions where possible, and have impacted all operating departments within the Company.  Even though we have undertaken these measures, our ability in the future to cut costs to offset revenue declines in our UNIX business is limited to a certain extent because of contractual commitments to maintain and support our existing UNIX customers.  The decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of declines in our UNIX business or our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights.  The decline in our UNIX business and our SCOsource initiatives, particularly lawsuits against such end users, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This may lead to an accelerated decline in our UNIX products and services revenue.  If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.

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

On March 10, 2004, our board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of our common stock over a 24-month period.  Shares may be purchased in open market transactions, block purchases or privately negotiated transactions.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  During the second quarter of fiscal year 2004, a total of 290,000 shares of our common stock were repurchased for a total of $2,414,000.  We did not purchase any shares during the third quarter of fiscal year 2004.  However, if we repurchase a substantial number of shares during this 24-month period, and we do not generate off-setting revenue form our UNIX and SCOsource businesses, our cash position could decrease significantly and our ability to fund future operations could be adversely impacted.  Purchases under the stock repurchase program are subject to the discretion of management based on market conditions and other factors including the trading price of our common stock, availability of stock, alternative uses of capital and our financial condition.

Recent Accounting Pronouncements

The Emerging Issues Task Force has issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The issue addressed in EITF 03-1 is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities.  The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The recognition and measurement guidance should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, or our fourth fiscal quarter of 2004.  The adoption of this interpretation is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

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

We have in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities.  We do not use forward exchange contracts for speculative or trading purposes.  Our accounting policies for foreign exchange contracts are based on our designation of each contract.  The criteria we use for designating each contract include the contracts’ effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities.  Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of July 31, 2004, we had no outstanding instruments classified as hedges.

Interest Rate Risk.  The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We do not borrow money for short-term investment purposes.

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of July 31, 2004, our investments balance was approximately $565,000 and was related to our investment in a 30 percent owned Chinese company.

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

Changes in internal control over financial reporting.  During the most recent fiscal quarter ended July 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•                              Our estimation that the decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our declining UNIX business and our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights;

•                              Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property;

•                              Our expectation that quarterly legal fees and other SCOsource related costs will vary from quarter to quarter depending upon the level of, and activity surrounding, our intellectual property claims, and therefore are difficult to predict;

•                              Our anticipation that we will enter into a revised fee agreement with BSF as contemplated in our nonbinding letter of intent that will limit the future cash costs of legal fees, including accrued legal fees to BSF as of July 31, 2004, associated with our pending intellectual property litigation to a total of $31,000,000, confirm that BSF will lead our intellectual property legal efforts through the duration and completion of our pending litigation, provide that the contingency fee payable to BSF and other law firms associated with any settlement or judgment award will vary on a scaled basis from 20 to 33 percent, depending upon the size of the award, and eliminate the right of our law firms to receive any contingency fee payment in connection with any issuance of equity securities;

•                              Our expectation that, although we intend to cap our potential legal expenses by revising our fee agreement with BSF, our legal expenses could increase depending on developments in our litigation, and, even if we do revise our fee agreement with BSF, the occurrence of certain events outside our control or certain contingent events could require us to pay additional fees to our law firms;

•                              Our intention to continue seeking to enter into license agreements with UNIX vendors and offering SCOsource IP licenses to Linux end users;

•                              Our anticipation that for the fourth quarter of fiscal year 2004 our UNIX revenue will be consistent with or slightly lower than revenue generated in the third quarter of fiscal year 2004;

•                              Our expectation that our UNIX business will continue to be impacted by competition from Linux;

•                              Our expectation that during the fourth quarter of fiscal year 2004, we will take additional cost reduction actions, which will include reductions in staff as well as certain reductions and consolidation in office space, which will further decrease the operating costs of our UNIX business.  We estimate that the restructure cost associated with these actions may be approximately $2,000,000, but the actual cost associated with these actions may differ from this estimate;

•                              Our expectation that our future level of services revenue depends in part on our ability to generate UNIX products revenue from existing customers as well as renew certain annual support and services agreements with existing UNIX customers;

•                              Our expectation for the fourth quarter of fiscal year 2004 that our cost of products revenue in dollars will be consistent with our cost of products revenue incurred in the third quarter of fiscal year 2004;

•                              Our expectation for the fourth quarter of fiscal year 2004 that our cost of services revenue in dollars will be lower than in the third quarter of fiscal year 2004;

•                              Our expectation for the fourth quarter of fiscal year 2004 that our sales and marketing expenses in dollars will decrease from our expenses incurred in the third quarter of fiscal year 2004;

•                              Our expectation for the fourth quarter of fiscal year 2004 that our research and development expenses in dollars will decrease from our expenses incurred in the third quarter of fiscal year 2004 due to recently implemented cost reductions;

•                              Our expectation for the fourth quarter of fiscal year 2004 that our general and administrative expenses in dollars will be consistent with our general and administrative expenses incurred in the third quarter of fiscal year 2004;

•                              Our belief that the India Income Tax Department probably will pursue tax assessments on revenue for taxable periods subsequent to March 2001 deemed by such tax authority to be royalty revenue of our UK subsidiary, The SCO Group, Ltd.;

•                              Our intention to use the net proceeds from our preferred stock financing as well as our other cash resources to pursue our SCOsource initiatives and fund other cash needs of our business;

•                              Our belief that we have sufficient cash resources to fund our current operations for at least the next 12 months;

•                              Our belief that our allowance for bad debts will remain consistent with our prior experience; and

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

Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives.  For the nine months ended July 31, 2004, we incurred a net loss from operations of $21,963,000 and our accumulated deficit as of July 31, 2004 was $217,700,000.  If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our UNIX products and services continues to decline, we will need to further reduce operating expenses to generate positive cash flow.  We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business.  Additionally, we may not be able to achieve profitability through additional cost-cutting actions.

Our UNIX products and services revenue has declined in each of the last four years primarily as a result of increased competition from alternative operating systems, particularly Linux, lower information technology spending for UNIX products, and a general overall decline in economic conditions.  In our quarterly results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue.  While our deferred revenue balance increased from $5,501,000 as of October 31, 2003 to $5,936,000 as of July 31, 2004, our deferred revenue balance had declined prior to this period and this recent modest increase in deferred revenue may not continue into future quarters, which may have a negative impact on our UNIX revenue.  Our future UNIX revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams.  If we are unable to generate positive cash flow and profitable operations, our operations may be adversely impacted.

Our future SCOsource licensing revenue is uncertain.

We initiated the SCOsource licensing effort in January 2003 to review the status of UNIX licensing and sublicensing agreements.  This effort resulted in the execution of two significant vendor license agreements during fiscal year 2003 and generated $25,846,000 in revenue.  During the three and nine months ended July 31, 2004, we recorded SCOsource licensing revenue of $678,000 and $709,000, respectively, related to the execution of intellectual property compliance licenses.  Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce stable, predictable revenue for the foreseeable future.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivatives are prevalent in Linux.

We may not prevail in our legal actions against IBM, Novell and end users, and unintended consequences of our actions against IBM, Novell and end users and other initiatives to assert our intellectual property rights may adversely affect our business.

We continue to pursue our litigation against IBM.  As described in more detail in Item 1 of Part II of this quarterly report, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux community.  Discovery is continuing in the case, and several motions are currently pending before the court.  If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations could be materially harmed and we may not be able to continue in business. The litigation with IBM and others will be costly, and our costs for legal fees have been and may continue to be substantial and may exceed our capital resources. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

In addition, we have publicly, and in individual letters, cautioned users of Linux that there are unresolved intellectual property issues surrounding Linux that may expose them to unanticipated liability to us.  We have also notified a large number of licensees under our UNIX contracts requiring them to, among other things, certify they are in compliance with their agreements, including that they are not using our proprietary UNIX code in Linux, have not allowed unauthorized use of licensed UNIX code by their employees or contractors and have not breached confidentiality provisions relating to licensed UNIX code.    As a result of our action against IBM and our other SCOsource initiatives to protect our intellectual property rights, several participants in the Linux industry and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts. Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us. We expect that similar efforts likely will continue. There is a risk that participants in our marketplace will negatively view our action against IBM, DaimlerChrysler and AutoZone and our other SCOsource initiatives, and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace, our results of operations and our stock price and our ability to stay in business.   We have also

experienced several denial-of-service attacks on our website, which have prevented web users from accessing our website and doing business with us for a period of time. If such attacks continue or if our customers and strategic partners are also subjected to similar attacks, our business and results of operations could be materially harmed.

Also, some of the more significant participants in the Linux industry have made efforts to ease Linux end users’ concerns that their use of Linux may subject them to potential copyright infringement claims from us. For example, Hewlett-Packard, Novell and Red Hat have each established indemnification programs for qualified customers purchasing Linux-based products and services that may potentially become subject to copyright infringement claims from us. Additionally, Open Source Development Labs, a non-profit organization (“OSDL”), has established a legal defense fund that will be used to defend Linux users against copyright infringement lawsuits brought by us. It has been reported that OSDL so far has attracted several million dollars in pledges from contributors including IBM and Intel among others. Similarly, Red Hat, Inc. has announced it has committed one million dollars for a separate fund it created to cover the legal expenses of other companies developing Linux.

As a further response to our SCOsource initiatives and claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX.  Novell also claims that it has a license to UNIX from us and the right to authorize its customers to use UNIX technology in their internal business operations.  Specifically, Novell has also claimed to have retained rights related to legacy UNIX SVRx licenses, including the license with IBM.  Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights.  Novell has purported to veto our termination of the IBM, Sequent and SGI licenses. We have repeatedly asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001, which had previously acquired all such assets and rights from Novell in September 1995 pursuant to an asset purchase agreement, as amended.  In January 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare products.  Our lawsuit against Novell is also described in more detail in Item 1 of Part II of this quarterly report.

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

The decline in our UNIX business and our SCOsource initiatives, particularly lawsuits against end users violating our intellectual property and contractual rights, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue and would adversely impact our results of operations and liquidity.

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

•                                          results of, or developments in, our ongoing litigation with IBM, Novell, Red Hat, AutoZone and DaimlerChrysler concerning our UNIX intellectual property;

•                                          changes in business attitudes toward UNIX as a viable operating system compared to other competing systems, especially Linux;

•                                          the contingency and other legal fees we may pay to the law firms representing us in our efforts to establish our intellectual property rights; and

•                                          changes in attitudes of customers and partners due to the decline in our UNIX business and our aggressive position against the inclusion of our UNIX code and derivative works in Linux and our lawsuits against end users violating our intellectual property and contractual rights.

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

If the market for UNIX continues to contract, our business will be harmed.

Our revenue from the sale of UNIX products has declined over the last four years. This decrease in revenue has been attributable primarily to increased competition from other operating systems, particularly Linux and lower information technology spending for UNIX products. Our sales of UNIX products and services are primarily to existing customers.  If the demand for UNIX products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our UNIX revenue will continue to decline, industry participants may not certify to our operating system and products, we may not be able to attract new customers or retain existing customers and our business and results of operations will be adversely affected.  Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.

We operate in a highly competitive market and face significant competition from a variety of current and potential sources; many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

In the UNIX operating system market, our competitors include IBM, Hewlett-Packard, Sun, Microsoft and other Linux distributors.  These and other competitors are aggressively pursuing the current UNIX operating system market.  Many of these competitors have access to substantially greater resources than we do.  The major competitive alternatives to our UNIX products are Microsoft Windows Server, Linux and other UNIX systems.  The expansion of Microsoft’s and our other competitors’ offerings may restrict the overall market available for our server products, including some markets where we have been successful in the past.

Our future success may depend in part on our ability to continue to meet the increasing needs of our customers by supporting existing and emerging technologies.  If we do not enhance our products to meet these evolving needs, we may not remain competitive and be able to grow our business.  Additionally, because technological advancement in the UNIX operating system market and alternative operating system markets is progressing at an advanced pace, we will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with these developments, evolving industry standards and changing customer requirements. Our failure to meet any of these and other competitive pressures may render our existing products and services obsolete, which would have an adverse impact on our revenue and operations.

The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers.  In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products.  If this trend continues, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline.  The decline in our UNIX business may be accelerated if industry partners withdraw their support from us for any reason including as a result of our SCOsource initiatives and in particular any lawsuit against end users violating our intellectual property and contractual rights, such as our lawsuits against AutoZone and DaimlerChrysler.

Our compensation arrangement with the law firms representing us to enforce our intellectual property rights may reduce our ability to raise additional financing.

Our compensation arrangement with the law firms representing us in our efforts to establish our intellectual property rights could inhibit our ability to raise additional funding if needed.  In addition to receiving fees at reduced hourly rates, our agreement with the law firms provides that the law firms will receive a contingency fee of 20 percent of the proceeds from specified events related to the protection of our intellectual property rights, and, if we reach a revised fee agreement with the law firms as currently contemplated in the nonbinding letter of intent we have entered into with BSF, such contingency fee may reach 33 percent of such proceeds.  Events triggering a contingency fee may include settlements, judgments, certain licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Our current agreement with the law firms may also be construed to include contingency fee payments in connection with issuances of our equity securities. Future payments payable to the law firms under this arrangement may be significant. Our law firms’ right to receive such contingent payments could cause prospective investors to choose not to invest in our company or limit the price at which new investors would be willing to provide additional funds to our company.  We may be unable to reach a definitive revised fee agreement with BSF that reflects the terms of the nonbinding letter of intent as described elsewhere in this filing.

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

During the second quarter of fiscal year 2004, the Indian branch of our UK subsidiary was given a withholding tax assessment from the Government of India Income Tax Department.  The Tax Department assessed a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act.  We have filed an appeal with the Tax Department and believe that our packaged software does not qualify for “royalties” treatment and therefore would not be subject to withholding tax.  However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts.  If other countries in which we have international operations, such as India, continue to develop and begin enforcing their tax regimes, we may be subject to withholding or other taxes.

If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.

We need to retain our management, technical, and support personnel.  Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and can result in the departure of other employees.  The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations.  Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our President and Chief Executive Officer.  We do not maintain key person insurance for any member of our management team.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a high closing sales price of $20.50 per share in October 2003, to a current sales price of $3.89 on September 13, 2004. The share price has changed dramatically over short periods with increases and decreases of over 25 percent in a single day.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Risks associated with the potential exercise of our options outstanding.

As of September 1, 2004, we have issued and outstanding options to purchase up to approximately 3,478,000 shares of common stock with exercise prices ranging from $0.76 to $28.00 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The issuance of common shares to BayStar may have an adverse impact on the market value of our stock and the existing holders of our common stock.

We have an effective registration statement relating to the sale or distribution by BayStar and Royal Bank of Canada, an initial  investor in our private placement of Series A shares (“RBC”) as selling stockholders of up to 3,703,704 shares of common stock that were issuable upon conversion of our previously outstanding Series A-1 shares, although the only shares of common stock issued pursuant to the conversion of Series A-1 shares that may be sold or distributed pursuant to this registration statement are 740,740 shares issued to RBC.  Additionally, we have an effective registration statement relating to the sale or distribution by BayStar as a selling stockholder of the 2,105,263 shares of common stock issued to BayStar in connection with our repurchase completed in July 2004 of all Series A-1 shares previously held by BayStar.  With respect to either of these registration statements, we will not receive any proceeds from the sales of the shares they cover.  The shares that may be sold or distributed pursuant to these registration statements represent approximately 12.1 percent of our issued and outstanding common stock as of September 1, 2004.

The sale of the block of stock covered by the registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.  The shares of common stock subject to our registration statements will, upon issuance, dilute the equity ownership percentage of the holders of our common stock.

Our stock price could decline further because of the activities of short sellers.

Our stock has attracted the interest of short sellers.  The activities of short sellers could further reduce the price of our stock or inhibit increases in our stock price.

The right of our board of directors to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right, with respect to the 5,000,000 shares of our preferred stock, to authorize the issuance of one or more additional series of our preferred stock with such voting, dividend and other rights as our directors determine.  The board of directors can designate new series of preferred stock without the approval of the holders of our common stock. The rights of holders of our common stock may be adversely affected by the rights of any holders of additional shares of preferred stock that may be issued in the future, including without limitation, further dilution of the equity ownership percentage of our holders of common stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

Our Stockholder Rights Plan could make it more difficult for a hostile bid for the Company or a change of control transaction to succeed at current market prices for our stock.

We have adopted a Stockholder Rights Plan (“Rights Plan”) as described elsewhere in this filing.  The power given to the Board of Directors by the Rights Plan may make it more difficult for a change of control of our Company to occur or for the Company to be acquired when the acquisition is opposed by the Board of Directors.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

IBM Corporation

On or about March 6, 2003, we filed a complaint against IBM.  This action is currently pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. vs. International Business Machines Corporation, Civil No. 2:03CV0294.  The initial complaint included claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The initial complaint also alleged that IBM obtained information concerning the UNIX source code and derivative works from us and inappropriately used and distributed that information in connection with its efforts to promote the Linux operating system.  As a result of IBM’s actions, we are requesting damages in an amount to be proven at trial, together with additional damages through and after the time of trial.  On or about June 13, 2003, we delivered to IBM a notice of termination of IBM’s UNIX license agreement with us that underlies IBM’s AIX software.

On or about June 16, 2003, we filed an amended complaint in the IBM case.  The amended complaint essentially restated and re-alleged the allegations of the initial complaint and expands on those claims.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the actions of Sequent Computer Systems, Inc. (“Sequent”), which IBM acquired.  We alleged that our licensing agreement with Sequent was breached in several ways similar to those set forth above and we seek damages for those breaches.  We are also seeking injunctive relief on several claims.

IBM has filed a response and counterclaim to the complaint, including a demand for a jury trial.  We have filed an answer to the IBM counterclaim denying the claims and asserting affirmative defenses.  On February 4, 2004, we filed a motion for leave to file amended pleadings in the case proposing to amend our complaint against IBM and to modify our affirmative defenses against IBM’s counterclaims.  On February 25, 2004, the court granted our motion for leave to amend.  The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM filed an answer and counterclaim.  The counterclaim filed by IBM asserts 14 claims against us.  In its counterclaim, as amended, IBM asserts that we do not have the right to terminate IBM’s UNIX license or assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux community.  In addition, IBM asserts we have breached the GNU General Public License and have infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, copyright infringement for a declaratory judgment of non-infringement of copyrights, and patent infringement.

On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both us and IBM.  We have filed a motion to dismiss IBM’s tenth counterclaim for a declaratory judgment of non-infringement of copyrights and a motion to amend the scheduling order and a motion to bifurcate IBM’s patent counterclaims into another action.  We filed, on May 28, 2004, a reply brief in connection with our motion to amend the scheduling order, in which we set forth detailed and specific responses to IBM’s claims made in connection with that motion.  A hearing for these motions was held on June 8, 2004 and the court issued its ruling on June 10, 2004.

The court granted our motion to amend the scheduling order, with certain changes.  The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005 (previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005).  The court also denied the motion to bifurcate the patent counterclaims without prejudice to our right to request bifurcation again at a later date.  IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement of our copyrights.  A hearing regarding our motion to dismiss and IBM’s motion for partial summary judgment on IBM’s tenth counterclaim for a declaration of non-infringement is currently scheduled for September 15, 2004.  We plan to vigorously oppose IBM’s motion.  We have filed various motions seeking additional discovery from IBM.  IBM has filed two additional motions for summary judgment which we will vigorously oppose.  In addition to the materials that have been publicly filed with the court, certain information has been filed under seal in accordance with the protective order entered in the case.

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

On or about September 15, 2003, we filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserts that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserts that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity. On April 6, 2004, the court issued an order denying our motion to dismiss; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat has filed a motion for reconsideration.  We intend to vigorously defend this action.

Novell, Inc.

On January 20, 2004, we filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our ownership of copyrights related to our UNIX source code and derivative works and our UnixWare product.  The case is currently pending in the Third Judicial District Court, Salt Lake County, State of Utah, under the caption The SCO Group, Inc. v. Novell, Inc., Case No. 040900936.  In the lawsuit, we requested preliminary and permanent injunctive relief as well as damages.  Through these claims we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

Novell also filed a motion to dismiss our complaint claiming it never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.). We have filed a response to Novell’s motion to dismiss and have also filed a motion to remand the case back to the state court.  On June 10, 2004, the court issued a memorandum decision and order which denied our motion to remand the case to state court.  The memorandum decision also denied Novell’s motion to dismiss in part on claims of falsity.  However, the court granted Novell’s motion to dismiss regarding our allegations of special damages, but granted us 30 days leave to amend our complaint to plead special damages with more specificity.  We have filed our amended complaint and Novell has responded with another motion to dismiss claiming that Novell’s alleged slanderous statements are privileged under the law.  We plan to continue to vigorously pursue our claims against Novell.

DaimlerChrysler Corporation

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by us.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.  On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims.  DaimlerChrysler’s motion was heard on July 21, 2004 and the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification but denied the motion as to whether the certification was timely.  We are currently evaluating the matter and any further actions we may take.

AutoZone, Inc.

On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux.  Specifically, the lawsuit alleges that AutoZone is infringing our UNIX copyrights by, among other things, running versions of the Linux operating system that contain code, structure, sequence and/or organization from our proprietary UNIX System V code in violation of our copyrights.  The lawsuit filed in U.S. District Court in Nevada requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case.  On August 6, 2004, the federal court in Nevada entered an order granting AutoZone’s motion to stay the case with 90-day status reports to the court.  The court denied without prejudice AutoZone’s motion for a more definite statement and its motion to transfer the case to Tennessee.  The court also is allowing the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief requested by us.  We are undertaking this discovery process.

IPO Class Action Matter

We are an issuer defendant in a series of class action lawsuits, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).  The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the court for approval.  If the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third party claims are later asserted, this action will be dismissed with respect to our directors and us.

We have notified our underwriters and insurance companies of the existence of the claims.  We believe, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position.  As of July 31, 2004, we have paid or accrued the full retention amount of $200,000 under our insurance coverage.

Other Matters

In April 2003, a former Indian distributor of ours filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that we trade in India only through the distributor and/or to give a security until the claim is paid. The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  We do not believe that we are responsible to reimburse the distributor for any operating costs and also believe that the return rights related to any remaining inventory have lapsed.  We have engaged local counsel who has advised us that such claims will likely fail, but that the distributor will continue to pursue its claims either in the Indian courts or in the U.S. courts.  Discovery has commenced and hearings have been held and are ongoing.  We intend to vigorously defend this action.

We are a party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from our SCOsource initiatives.  We believe, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of common shares upon repurchase of Series A-1 shares.

On May 31, 2004, we entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares.  Terms of the agreement required us to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of our common stock.  The repurchase price was payable and issuable upon the effectiveness of a shelf registration statement covering the resale of the shares of common stock that would be issued to BayStar upon the completion of the repurchase.  On July 21, 2004, the SEC declared the registration statement on Form S-3 effective, and as of that date, the transaction closed, all Series A-1 shares were cancelled, and we issued to BayStar 2,105,263 shares of common stock.

We issued the unregistered, restricted shares of common stock (with respect to which the resale was registered as of the closing of the repurchase) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On August 27, 2004, following the completion of the Series A-1 repurchase transaction, after which no Series A-1 shares remained outstanding, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware.  The filing terminated the Certificate of Designation, Preferences and Rights of our Series A-1 shares, eliminating the previously designated Series A-1 shares.

Repurchases of our common stock.

On March 10, 2004, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our common stock in open-market or private transactions.  The plan will remain in effect for a period of 24 months from the date announced.  There were no repurchases of common stock during the three months ended July 31, 2004.

ITEM 6.                  EXHIBITS

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000–29911)).

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

10.1	Stock Repurchase Agreement dated as of May 31, 2004 between SCO and BayStar (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on June 2, 2004 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7.                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2004	THE SCO GROUP, INC.

	By:	/s/ Bert B. Young
Bert B. Young
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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000–29911).

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

10.1	Stock Repurchase Agreement dated as of May 31, 2004 between SCO and BayStar (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on June 2, 2004 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.