Form 10-Q/A
period 2004-01-31
SCO GROUP INC
filed 2005-04-01
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the Company’s condensed consolidated financial statements for the three months ended January 31, 2004 (the “Financial Statements”) and to modify the related disclosures.  Please see Note 2 to the Financial Statements included in the amended Form 10-Q.

The restatement arose from the Company’s determination that it has issued certain shares of its common stock under its equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares have a rescission right.  The Company has determined that amounts received by the Company upon purchase of such shares must be reclassified from permanent equity to temporary equity.  Additionally, the Company corrected certain errors in its accounting for accrued dividends related to the Company’s Series A Convertible Preferred Stock and the recording of stock-based compensation.  The Company will also reclassify an amount from cash and cash equivalents to available-for-sale securities to reflect the appropriate classification of certain auction rate securities.

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, except as required to reflect the effects of the restatement as described in Note 2 to the Financial Statements included in the amended Form 10-Q/A. Additionally, this amended Form 10-Q/A, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filing.  All information contained in this amended Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of January 31, 2004 and October 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Forward-Looking Statements
Risk Factors
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits and Reports on Form 8-K
Item 7.	Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	January 31, 2004	October 31, 2003
	(Restated - see Note 2)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,991	$64,428
Restricted cash	550	2,025
Available-for-sale securities	17,716	4,095
Accounts receivable, net of allowance for doubtful accounts of $231 and $230, respectively	9,151	9,282
Other current assets	1,864	2,450
Total current assets	76,272	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,658	3,482
Leasehold improvements	626	608
Furniture and fixtures	206	189
	4,490	4,279
Less accumulated depreciation and amortization	(3,439)	(3,131)
Net property and equipment	1,051	1,148

OTHER ASSETS:
Goodwill	1,166	1,166
Intangibles, net	8,415	9,286
Other assets, net	1,311	1,072
Total other assets	10,892	11,524

Total assets	$88,215	$94,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,418	$1,978
Royalty payable to Novell, Inc.	550	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,583	4,752
Accrued liabilities	6,488	3,754
Derivative related to redeemable convertible preferred stock	11,600	15,224
Deferred revenue	6,952	5,501
Other royalties payable	308	523
Taxes payable	966	799
Total current liabilities	39,821	45,112

LONG-TERM LIABILITIES	578	508

MINORITY INTEREST	145	145

COMMITMENTS AND CONTINGENCIES (Note 6)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 50 and 50 shares outstanding, respectively (Note 7)	29,671	29,671

COMMON STOCK SUBJECT TO RESCISSION (Note 8)	272	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 14,340 and 13,824 shares outstanding, respectively	14	14
Additional paid-in capital	218,531	218,690
Warrants outstanding	1,099	1,099
Deferred compensation	(237)	(347)
Accumulated other comprehensive income	917	926
Accumulated deficit	(202,596)	(200,866)
Total stockholders’ equity	17,728	19,516

Total liabilities and stockholders’ equity	$88,215	$94,952

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended January 31,
	2004	2003
	(Restated - see Note 2)
REVENUE:
Products	$9,712	$11,090
SCOsource licensing	20	—
Services	1,660	2,450
Total revenue	11,392	13,540

COST OF REVENUE:
Products	888	1,186
SCOsource licensing	3,440	—
Services	1,322	1,692
Total cost of revenue	5,650	2,878

GROSS MARGIN	5,742	10,662

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $18 and $34, respectively)	5,021	6,440
Research and development (exclusive of stock-based compensation of $12 and $23, respectively)	2,707	2,650
General and administrative (exclusive of stock-based compensation of $405 and $155, respectively)	2,194	1,650
Restructuring charges (reversals)	—	(252)
Amortization of intangibles	787	700
Stock-based compensation	435	212
Total operating expenses	11,144	11,400

LOSS FROM OPERATIONS	(5,402)	(738)

EQUITY IN INCOME (LOSSES) OF AFFILIATES	37	(25)

OTHER INCOME (EXPENSE):
Interest income	270	39
Change in fair value of derivative (Note 7)	3,624	—
Other income (expense), net	(131)	5
Total other income, net	3,763	44

LOSS BEFORE INCOME TAXES	(1,602)	(719)

PROVISION FOR INCOME TAXES	(128)	(5)

NET LOSS	(1,730)	(724)

DIVIDENDS ON SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK	(756)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,486)	$(724)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.18)	$(0.06)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	13,824	11,244

OTHER COMPREHENSIVE LOSS
Net loss	$(1,730)	$(724)
Unrealized loss on available-for-sale securities	(19)	—
Foreign currency translation adjustment	10	157
COMPREHENSIVE LOSS	$(1,739)	$(567)

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended January 31,
	2004	2003
	(Restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,730)	$(724)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	(3,624)	—
Amortization of intangibles (including $84 and $85 classified as cost of revenue)	871	785
Depreciation and other amortization	252	341
Stock-based compensation	435	212
Equity in (income) losses of affiliates	(37)	25
Changes in operating assets and liabilities
Accounts receivable, net	131	(867)
Other current assets	586	1,906
Other assets	(202)	(94)
Accounts payable	(560)	(416)
Accrued payroll and benefits	(1,169)	(1,046)
Accrued compensation to law firms	(2,600)	—
Accrued liabilities	1,855	(1,022)
Deferred revenue	1,451	(254)
Other royalties payable	(215)	(68)
Taxes payable	167	(191)
Long-term liabilities	70	(195)
Net cash used in operating activities	(4,319)	(1,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131)	(17)
Purchase of available-for-sale securities	(14,989)	—
Proceeds from available-for-sale securities	1,368	—
Investment in non-marketable securities	—	(350)
Net cash used in investing activities	(13,752)	(367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESPP	370	57
Proceeds from exercise of common stock options	297	124
Net cash provided by financing activities	667	181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,404)	(1,794)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(33)	147
CASH AND CASH EQUIVALENTS, beginning of period	64,428	6,589
CASH AND CASH EQUIVALENTS, end of period	$46,991	$4,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$67	$129

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of dividends	$756	$—

Common stock subject to rescission	$272	$—

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

(2) RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s previously issued condensed consolidated financial statements for the three months ended January 31, 2004 have been restated to correct the accounting for the following items:

•                  Reclassifying $879,000 of accrued dividends from equity to current liabilities related to the Company’s outstanding shares of Series A Convertible Preferred Stock.  The accrued dividends had previously been recorded incorrectly in equity.  The accrued dividends were never paid and were properly captured in the calculation of earnings per share in the periods above;

•                  Reclassifying from permanent equity to temporary equity $272,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission because they were issued without appropriate registration under applicable securities laws.  As a result, certain plan participants have a right to rescind their purchase of shares or recover damages if they no longer own the shares.  Holders of such shares have a rescission right against the Company and the exercise of such rescission right may depend in part on the price of the Company’s common stock which is outside both the Company’s and the holders’ control.  The reclassification amount of $272,000 in the aggregate, excluding interest and other possible fees was based upon shares outstanding as of January 31, 2004; and

•                  Recording in the first quarter of fiscal year 2004 stock-based compensation of $233,000 incurred by issuing an equity award to a consultant which previously had been recorded in the Company’s condensed consolidated financial statements for the second quarter of fiscal year 2004.

In addition to the above restatement items, the Company has made a reclassification of $10,954,000 from cash and cash equivalents to available-for-sale securities to reflect the appropriate classification of certain auction rate securities as the original maturity of these securities is greater than three months.

The following table summarizes the effect of the restatement and reclassification adjustments on the Financial Statements as of and for the three months ended January 31, 2004 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2004
	(Previously Reported)	(Restated)
Stock-based compensation	$202	$435
Total operating expenses	10,911	11,144
Loss from operations	(5,169)	(5,402)
Loss before income taxes	(1,369)	(1,602)
Net loss	(1,497)	(1,730)
Net loss applicable to common stockholders	(2,253)	(2,486)
Basic and diluted net loss per common share	$(0.16)	$(0.18)

Net cash used in investing activities	(2,798)	(13,752)

	As of January 31,
	2004	2004
	(Previously Reported)	(Restated)
Cash and equivalents	$57,945	$46,991
Available-for-sale securities	6,762	17,716
Accrued liabilities	5,609	6,488
Total current liabilities	38,942	39,821
Common stock subject to rescission	—	272
Additional paid-in capital	219,449	218,531
Accumulated deficit	(202,363)	(202,596)
Total stockholders’ equity	18,879	17,728

The Company’s previously issued notes to condensed consolidated financial statements for the three months ended January 31, 2004 have been restated to correct the accounting for the following item:

•                  Restating the pro forma fair value of stock-based compensation in the notes to condensed consolidated financial statements by $304,000 to appropriately include the fair value of certain equity awards that were not correctly included in the original disclosure.

The following table summarizes the effect of this restatement adjustment on the notes to condensed consolidated financial statements as of and for the three months ended January 31, 2004 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2004
	(Previously Reported)	(Restated)
Net loss applicable to common stockholders:
As reported	$(2,253)	$(2,486)
Stock-based compensation as reported	202	435
Stock-based compensation under fair value method	(503)	(807)
Pro forma net loss	$(2,554)	$(2,858)

Net loss applicable to common stockholders per diluted common share:
As reported	$(0.16)	$(0.18)
Pro forma	$(0.18)	$(0.21)

(3) SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9 and Staff Accounting Bulletin (“SAB”) No. 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to distributors and end users, and royalty revenue from product sales by source code original equipment manufacturers (“OEMs”); (ii) service and support revenue, primarily from providing support and education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to end users.

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

Cash and Cash Equivalents and Available-for-Sale Securities

The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents.  Cash and cash equivalents were approximately $46,991,000 as of January 31, 2004, which primarily consisted of investments in money market funds and commercial paper.

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

2004
Maturity date
3 – 6 months	$—
6 – 12 months	1,446
> 12 months	16,270
Total	$17,716

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

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2003
	(restated)
Numerator:
Net loss applicable to common stockholders	$(2,486)	$(724)

Denominator:
Weighted average common shares outstanding	13,824	11,244

Basic and diluted EPS	$(0.18)	$(0.06)

Excluded anti-dilutive common share equivalents	6,548	3,986

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

For purposes of the pro forma disclosure, the estimated fair value of the stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net loss and the net loss per diluted common share for the three months ended January 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2003
	(restated)
Net loss applicable to common stockholders:
As reported	$(2,486)	$(724)
Stock-based compensation as reported	435	212
Stock-based compensation under fair value method	(807)	(678)
Pro forma net loss	$(2,858)	$(1,190)

Net loss applicable to common stockholders per diluted common share:
As reported	$(0.18)	$(0.06)
Pro forma	$(0.21)	$(0.11)

(4) INTANGIBLE ASSETS

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

(5) RESTRUCTURING PLANS

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

IPO Matter

The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under one action.  The consolidated complaint alleges among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended.

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

Grants of Unregistered Stock Options; Potential Interest and Penalties Related to Rescission Rights

The Company believes certain shares and options granted under its 1998 Stock Option Plan, 1999 Omnibus Stock Incentive Plan, 2002 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan and shares under its 2000 Employee Stock Purchase Plan (collectively, the “Plans”) were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.  Although the Company continues to evaluate the possible actions it may take, the Company may make a rescission offer to certain Plan participants entitled to rescission rights subject to obtaining required regulatory approvals.

The Company believes certain of its stock option grants made since February 2003 may have also violated applicable state securities laws even though holders have not exercised such options.  Although the Company is continuing to evaluate its potential rescission risk to option holders, the Company is considering making a rescission offer to certain option holders.  Because the options in question have not been exercised, no amounts are recorded in permanent equity.  There are a number of factors that must be considered in determining what a rescission offer to option holders may involve.  At the current time, the Company is unable to determine and quantify all of the key factors for a potential rescission offer.

The Company believes that it is reasonably possible that some option holders may accept a rescission offer, but the Company is unable to estimate the number of participants who might accept a rescission offer and the amount of potential damages that it would be required to pay under a rescission offer.  Since any loss is considered reasonably possible but not estimable, the Company has not recorded a liability for this contingency.

The Company may also be required to pay interest and penalties up to statutory limits in connection with Plan participants making rescission claims or in connection with any rescission offer.  The Company believes that it is reasonably possible that it may be required to pay interest and penalties, but it is not able to estimate an amount.

(7)  REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

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

Dividends will be paid after the first anniversary of the closing and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  The Company has the option of paying dividends in cash or shares of the Series A, subject to certain limitations.  Because dividends are not payable during the first year the Series A is outstanding, the Company has accrued dividends of $756,000 for three months ended January 31, 2004, which reduced earnings to common stockholders.  These dividends are in addition to $123,000 in accrued dividends recorded in fiscal year 2003 and are recorded as a component of accrued liabilities as of January 31, 2004.

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

(8) COMMON STOCK SUBJECT TO RESCISSION

The Company believes certain shares and options granted under the Plans were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.  Although the Company continues to evaluate the possible actions it may take, the Company may make a rescission offer to certain Plan participants entitled to rescission rights subject to obtaining required regulatory approvals.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues task Force (“EITF”) Topic D-98 requires that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of rescission rights are at the holders’ discretion, but whether they exercise such rights may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s possible rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against the Company, the Company could be liable to make aggregate payments to these Plan participants of up to $272,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of January 31, 2004.

In the event the Company completes a rescission offer or Plan participants otherwise exercise rescission rights, any amounts the Company may pay to Plan participants, excluding interest and other possible charges, will be deducted from common stock subject to rescission, and, in the event a Plan participant declines a rescission offer or otherwise is determined to no longer have a rescission right, any remaining amounts recorded to common stock subject to rescission will be recorded as permanent equity.

(9) STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table details the components of stock-based compensation for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31,
	2004	2003
	(restated)
Amortization of stock-based compensation	$110	$156
Options and shares for services	233	56
Modifications to options	92	—
Total	$435	$212

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

In December 2002, the Company issued an option to acquire 50,000 shares of the Company’s common stock at $1.52 per share to a consultant for services.  The options vest upon the achievement of certain milestones.  The fair value of the options is expensed in the period the milestones are achieved.  The final milestone for 15,000 options was achieved during the three months ended January 31, 2004 and the Company recorded $233,000 of expense related to this option.

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

(10) SIGNIFICANT CUSTOMERS

During the three months ended January 31, 2004, Tech Data Corporation accounted for approximately 10 percent of total revenue.  During the three months ended January 31, 2003, the Company did not have any customers that accounted for more than 10 percent of total revenue.

(11) SEGMENT INFORMATION

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

Segment disclosures for the Company’s operating divisions are as follows for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31, 2004 (restated)
	Americas	International	SCOsource	Corporate	Total

Revenue	$6,763	$4,673	$20	$(64)	$11,392
Cost of revenue	1,370	818	3,440	22	5,650
Gross margin	5,393	3,855	(3,420)	(86)	5,742
Sales and marketing	2,543	2,468	10	—	5,021
Research and development	1,597	1,083	27	—	2,707
General and administrative	1,294	878	22	—	2,194
Other	—	—	—	1,222	1,222
Total operating expenses	5,434	4,429	59	1,222	11,144
Loss from operations	$(41)	$(574)	$(3,479)	$(1,308)	$(5,402)

	Three Months Ended January 31, 2003
	Americas	International	SCOsource	Corporate	Total

Revenue	$7,264	$6,190	$—	$86	$13,540
Cost of revenue	1,359	1,405	—	114	2,878
Gross margin	5,905	4,785	—	(28)	10,662
Sales and marketing	2,634	3,801	—	5	6,440
Research and development	1,422	1,212	—	16	2,650
General and administrative	885	755	—	10	1,650
Other	—	—	—	660	660
Total operating expenses	4,941	5,768	—	691	11,400
Income (loss) from operations	$964	$(983)	$—	$(719)	$(738)

Long-lived assets, which include property and equipment as well as intangible assets and goodwill, by location consist of the following as of January 31, 2004 and October 31, 2003 (in thousands):

	January 31, 2004	October 31, 2003
Long-lived assets:
United States	$10,280	$11,234
International	352	366
Total long-lived assets	$10,632	$11,600

(12) SUBSEQUENT EVENTS

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

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Amendment No. 1 to Form 10-Q/A contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Amendment No. 1 to Form 10-Q/A. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Amendment No. 1 to Form 10-Q/A and our annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  All information presented herein is based on our quarter ended January 31, 2004.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, the Company’s condensed, consolidated financial statements for the three months ended January 31, 2004 have been restated.  The accompanying management’s discussion and analysis gives effect to that restatement.

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

The revenue derived from our UNIX business was $11,372,000 and $13,540,000 for the three months ended January 31 2004 and 2003, respectively.  The revenue from this business has been declining in each of the last four years primarily as a result of increased competition from alternative operating systems, particularly Linux, lower information technology spending and the general economic slowdown.  If we are unable to generate positive cash flow and profitable operations, our UNIX operations may be adversely impacted.

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

In an effort to offset this decrease in UNIX revenue, we have decreased our operating costs and increased our gross margin percentage over the last three fiscal years.  Operating costs decreased from $11,400,000 for the three months ended January 31, 2003 to $11,144,000 (restated) for the three months ended January 31, 2004.  We have reduced the number of employees from 339 as of January 31, 2003 to 303 as of January 31, 2004, eliminated redundant facilities and reduced other discretionary spending while still preserving our worldwide infrastructure.  Our gross margin percentage from our UNIX business increased from 79 percent for the three months ended January 31, 2003, to 81 percent for the three months ended January 31, 2004.  We have accomplished this by reducing excess manufacturing and overhead costs, reducing our third-party royalty and technology costs and decreasing the number of employees in our services organization.

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

Our future success with our SCOsource initiatives and future revenue from SCOsource licenses will depend on our ability to protect our UNIX intellectual property.  We will continue to devote resources to our SCOsource initiatives, and we generally expect quarterly legal fees and other SCOsource related costs for the remaining quarters of fiscal year 2004 will be consistent with the level of costs incurred in the first quarter of fiscal year 2004.  However, legal expenses could increase over time depending on developments in the litigation involving us, and certain events may take place that could require us to pay a 20 percent contingency fee to our law firms.  These events may include settlements, judgments, licensing fees, subject to certain exceptions, and a sale of our company during the pendancy of litigation or through settlement, subject to agreed upon credits for amounts received as discounted hourly fees and unused retainer fees.  Additionally, our agreement with our law firms may also be construed to include contingency fee payments in connection with any issuance of our equity securities.

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

•                                          Impairment of long-lived assets; and

•                                          Allowances for doubtful accounts.

Revenue Recognition.  We recognize revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, as amended, and Staff Accounting Bulletin (“SAB”) 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.  We recognize products revenue and SCOsource revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to end users.  We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales.

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

Results of Operations

The following table presents our results of operations for the three months ended January 31, 2004 and 2003:

	Three Months Ended January 31,
Statement of Operations Data:	2004	2003
	(restated)
Revenue:
Products	$9,712	$11,090
SCOsource licensing	20	—
Services	1,660	2,450
Total revenue	11,392	13,540
Cost of revenue:
Products	888	1,186
SCOsource licensing	3,440	—
Services	1,322	1,692
Total cost of revenue	5,650	2,878
Gross margin	5,742	10,662
Operating expenses:
Sales and marketing	5,021	6,440
Research and development	2,707	2,650
General and administrative	2,194	1,650
Restructuring charges (reversals)	—	(252)
Amortization of intangibles	787	700
Stock-based compensation	435	212
Total operating expenses	11,144	11,400
Loss from operations	(5,402)	(738)
Equity in income (losses) of affiliates	37	(25)
Other income, net	3,763	44
Provision for income taxes	(128)	(5)
Net loss	(1,730)	(724)
Dividends on Series A Redeemable Convertible Preferred Stock	(756)	—
Net loss applicable to common stockholders	$(2,486)	$(724)

THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

Revenue

	Three Months Ended January 31,
	2004	Change	2003

Revenue	$11,392,000	(16)%	$13,540,000

Revenue for the first quarter of fiscal year 2004 decreased by $2,148,000, or 16 percent, from the first quarter of fiscal year 2003, and this decrease was primarily attributable to decreased UNIX products and services revenue.

Revenue generated from our UNIX operating divisions (Americas and International) and SCOsource division was as follows:

	Three Months Ended January 31,
	2004	Change		2003

Americas revenue	$6,763,000	(7)%		$7,264,000
Percent of total revenue	59%			54%
International revenue	4,673,000	(25%	)%	6,190,000
Percent of total revenue	41%			45%
SCOsource revenue	20,000	n/a		—
Percent of total revenue	1%			—
Other revenue	(64,000)	n/a		86,000
Percent of total revenue	(1)%			1%

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

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these product lines was as follows:

	Three Months Ended January 31,
	2004	Change	2003

OpenServer revenue	$5,202,000	10%	$4,741,000
Percent of products revenue	54%		43%
UnixWare revenue	2,738,000	(34)%	4,164,000
Percent of products revenue	28%		38%
Other products revenue	1,772,000	(19)%	2,185,000
Percent of products revenue	18%		20%

SCOsource Licensing Revenue

	Three Months Ended January 31,
	2004	Change	2003

SCOsource licensing revenue	$20,000	n/a	$—
Percent of total revenue	0%		—

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

Restructuring Charges (Reversals)

	Three Months Ended January 31,
	2004	Change	2003

Restructuring charges (reversals)	$—		$(252,000)
Percentage of total revenue	n/a		(2)%

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

Stock-based Compensation

	Three Months Ended January 31,
	2004	Change	2003
	(restated)
Stock-based compensation	$435,000	105%	$212,000
Percentage of total revenue	4%		2%

Stock-based compensation consisted of the following components for the three months ended January 31, 2004 and 2003 (in thousands):

	Three Months Ended January 31,
	2004	2003
	(restated)
Amortization of stock-based compensation	$110	$156
Options and shares for services	233	56
Modifications to options	92	—
Total	$435	$212

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

Liquidity and Capital Resources

Our cash and equivalents balance decreased from $64,428,000 as of October 31, 2003 to $46,991,000 as of January 31, 2004 and working capital decreased from $37,168,000 as of October 31, 2003 to $36,451,000 as of January 31, 2004.  During fiscal year 2003, we generated positive cash flow from operations for the first time in our operating history.  This was achieved through reductions in costs and increased gross margin generated from our UNIX business and significant license revenue generated from our SCOsource business.  We also completed the placement of 50,000 shares of our redeemable Series A Convertible Preferred Stock for net proceeds of $47,740,000 in October 2003, which shares were exchanged for shares of redeemable Series A-1 Convertible Preferred Stock in February 2004.  We intend to use the proceeds from our preferred stock financing as well as our other cash resources to maintain and enhance our UNIX business and pursue our SCOsource initiatives.  We believe that we will have sufficient cash resources to fund our current operations for at least the next 12 months.

Our net cash used in operations during the first quarter of fiscal year 2004 was $4,319,000.  Cash used in operations was attributable to a net loss of $1,730,000 (restated), non-cash expenses of $2,103,000 and from changes in operating assets and liabilities of $486,000.  Our current liabilities decreased from $45,112,000 to $39,821,000 (restated) during the first quarter of fiscal year 2004 primarily related to the decrease in the fair-value of the derivative related to the redeemable Series A Convertible Preferred Stock and the decrease in accrued compensation to law firms.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first quarter of fiscal year 2004, cash used in investing activities was $13,752,000, which was primarily a result of our purchase of available-for-sale securities of $14,989,000 and equipment purchases of $131,000, offset by proceeds received from the sale of available-for-sale securities of $1,368,000.

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

The following table summarizes our contractual lease obligations as of January 31, 2004:

	Total	Less than 1 year	1 – 3 years	More than 3 years

Operating lease obligations	$7,399,000	$3,055,000	$3,338,000	$1,006,000

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

As discussed elsewhere above in Part I, Item 1 of this Amendment No. 1 to Form 10-Q/A, we issued shares and granted options under the Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we may make a rescission offer to certain of such Plan participants subject to obtaining required regulatory approvals.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by Plan participants other than rescission claims.

If our potential rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these Plan participants of up to $272,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of January 31, 2004.

We may also face additional rescission liability to Plan participants holding unexercised stock options in California, Georgia and possibly other states.  Regulatory authorities may require us to pay fines or impose other sanctions on us.  Although we believe that it is reasonably possible that some Plan participants holding unexercised options may accept a rescission offer or potentially attempt to enforce a rescission right, we are unable to estimate the number of participants who might pursue rescission or the potential rescission liability we may have to them.  Since any loss is considered reasonably possible but not estimable, we have not recorded a liability for this contingency.

We may also be required to pay interest and penalties up to statutory limits in connection with Plan participants making rescission claims or in connection with any rescission offer.  We believe that it is reasonably possible that we may be required to pay interest and penalties, but are not able to estimate an amount.

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

ITEM 4.                                   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in our internal controls described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

We have a material weakness with respect to accounting for capital stock and stock option transactions.  We have issued certain shares of our common stock under our equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares may have a rescission right, and, consequently, certain amounts the Company received upon purchase of such shares must be reclassified from permanent equity to temporary equity.  We reclassified from permanent equity to temporary equity $272,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission.  We determined that we lacked procedures to reconcile shares issued with shares available under registration statements in a timely manner.

In addition, we incorrectly accounted for dividends on Series A Convertible Preferred Stock by not recording dividends payable of $879,000 as of January 31, 2004.  We have also understated compensation expense by not properly accounting for a non-routine stock option grant to a non-employee by $233,000 for the three months ended January 31, 2004.  We determined that we lacked resources with proper experience to review the Company’s accounting for capital stock and stock option transactions.

Our internal controls over financial reporting did not identify the preceding errors prior to the completion of the financial statements and the filing of the Form 10-Q for such period.  We have discussed these matters with the Audit Committee of the Board of Directors and with KPMG LLP, our independent auditors.  In response, we have implemented in our internal control procedures additional detail transactional controls, an equity compliance checklist and additional review and approval procedures.

During the quarter covered by this quarterly report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, changes have been implemented subsequent to the end of the quarter covered by this quarterly report to add additional controls to correct the material weakness in internal control over financial reporting.

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

Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives.  For the three months ended January 31, 2004, we incurred a net loss of $1,730,000 (restated) and our accumulated deficit as of January 31, 2004 was approximately $202,596,000 (restated).  If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our UNIX operating system platform products and services continues to decline, we will need to further reduce operating expenses to maintain profitability or generate positive cash flow.

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

We may have issued shares and options under the Plans that were not exempt from registration or qualification under federal and state securities laws, and, as a result, we may incur liability to repurchase such shares and options and may face additional potential claims under federal and state securities laws.

We believe we have issued certain shares and granted options under the Plans (as previously defined in Part I, Item 1 of this Amendment No. 1 to Form 10-Q/A) without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants that have acquired shares issued under the Plans have rescission rights against us, subject to applicable statutes of limitations, and we may, subject to obtaining required regulatory approvals, make a rescission offer to certain of such Plan participants.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by Plan participants other than rescission claims.

If our potential rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these Plan participants of up to $272,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of January 31, 2004.

We may face additional rescission liability to Plan participants holding unexercised stock options in California, Georgia and possibly other states and for shares issued in violation of federal and state securities laws.  Additionally, federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required, and our possible rescission offer may not terminate a purchaser’s right to rescind a sale of stock that was not registered as required under federal laws.  If we do not make the planned rescission offer to all plan participants, or any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item has been included in connection with the restatement of the Financial Statements as discussed further in the Explanatory Note and in Note 2 to the Financial Statements.

As discussed elsewhere above in Part I, Item 1 of this Amendment No. 1 to Form 10-Q/A, during the quarter ended January 31, 2004, we issued shares and granted options under the Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we may make a rescission offer to certain of such Plan participants subject to obtaining required regulatory approvals.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by Plan participants other than rescission claims.

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

Date: April 1, 2005	THE SCO GROUP, INC.

	By:	/s/ Bert B. Young
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