Form 10-Q/A
period 2004-04-30
SCO GROUP INC
filed 2005-04-01
CIK 1102542

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

YES ☐ NO ☒

As of June 11, 2004, there were 15,335,432 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the Company’s condensed consolidated financial statements for the three and six months ended April 30, 2004 (the “Financial Statements”) and to modify the related disclosures.  Please see Note 2 to the Financial Statements included in the amended Form 10-Q.

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

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, except as required to reflect the effects of the restatement as described in Note 2 to the Financial Statements included in the amended Form 10-Q/A. Additionally, this amended Form 10-Q/A, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not discuss any other Company developments after the date of the original filing.  All information contained in this amended Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2004 and October 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended April 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Factors About Market Risk
Item 4.	Controls and Procedures
Forward-Looking Statements
Risk Factors
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Item 7.	Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	April 30, 2004	October 31, 2003
	(Restated - see Note 2)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,042	$64,428
Restricted cash	3,203	2,025
Available-for-sale securities	40,304	4,095
Accounts receivable, net of allowance for doubtful accounts of $155 and $230, respectively	6,811	9,282
Other current assets	2,531	2,450
Total current assets	73,891	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,660	3,482
Leasehold improvements	633	608
Furniture and fixtures	210	189
	4,503	4,279
Less accumulated depreciation and amortization	(3,631)	(3,131)
Net property and equipment	872	1,148

OTHER ASSETS:
Goodwill	—	1,166
Intangibles, net	6,767	9,286
Other assets, net	1,347	1,072
Total other assets	8,114	11,524

Total assets	$82,877	$94,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,831	$1,978
Royalty payable to Novell, Inc.	3,203	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,868	4,752
Accrued liabilities	8,744	3,754
Derivative related to redeemable convertible preferred stock	—	15,224
Deferred revenue	7,554	5,501
Other royalties payable	309	523
Taxes payable	1,489	799
Total current liabilities	35,954	45,112

LONG-TERM LIABILITIES	535	508

MINORITY INTEREST	—	145

COMMITMENTS AND CONTINGENCIES (Note 6)

SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 50 and 0 shares outstanding, respectively (Note 7)	45,065	—

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 0 and 50 shares outstanding, respectively (Note 7)	—	29,671

COMMON STOCK SUBJECT TO RESCISSION (Note 8)	231	—

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 14,521 and 13,824 shares outstanding, respectively	15	14
Additional paid-in capital	218,143	218,690
Common stock held in treasury	(2,414)	—
Warrants outstanding	1,099	1,099
Deferred compensation	(124)	(347)
Accumulated other comprehensive income	956	926
Accumulated deficit	(216,583)	(200,866)
Total stockholders' equity	1,092	19,516

Total liabilities and stockholders' equity	$82,877	$94,952

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(Restated - see Note 2)
REVENUE:
Products	$8,415	$11,122	$18,127	$22,212
SCOsource licensing	11	8,250	31	8,250
Services	1,711	1,997	3,371	4,447
Total revenue	10,137	21,369	21,529	34,909

COST OF REVENUE:
Products	901	1,206	1,789	2,392
SCOsource licensing	4,484	2,163	7,924	2,163
Services	1,073	1,778	2,395	3,470
Total cost of revenue	6,458	5,147	12,108	8,025

GROSS MARGIN	3,679	16,222	9,421	26,884

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $29, $34, $47 and $68, respectively)	4,698	6,051	9,719	12,491
Research and development (exclusive of stock-based compensation of $12, $31, $23 and $54, respectively)	2,868	2,542	5,575	5,192
General and administrative (exclusive of stock-based compensation of $122, $341, $528 and $496, respectively)	2,392	1,462	4,586	3,112
Restructuring charges (reversals)	—	136	—	(116)
Amortization of intangibles	593	700	1,380	1,400
Loss on impairment of long-lived assets	2,139	—	2,139	—
Stock-based compensation	163	406	598	618
Total operating expenses	12,853	11,297	23,997	22,697

INCOME (LOSS) FROM OPERATIONS	(9,174)	4,925	(14,576)	4,187

EQUITY IN INCOME (LOSSES) OF AFFILIATES	37	(75)	74	(100)

OTHER INCOME (EXPENSE):
Interest income	242	11	512	50
Change in fair value of derivative (Note 7)	2,300	—	5,924	—
Other income (expense), net	(120)	(59)	(251)	(54)
Total other income (expense), net	2,422	(48)	6,185	(4)

INCOME (LOSS) BEFORE INCOME TAXES	(6,715)	4,802	(8,317)	4,083

PROVISION FOR INCOME TAXES	(966)	(302)	(1,094)	(307)

NET INCOME (LOSS)	(7,681)	4,500	(9,411)	3,776

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(7,045)	—	(7,801)	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(14,726)	$4,500	$(17,212)	$3,776

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(1.04)	$0.39	$(1.23)	$0.33

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(1.04)	$0.33	$(1.23)	$0.29

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	14,100	11,561	13,960	11,402

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	14,100	13,663	13,960	13,145

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(7,681)	$4,500	$(9,411)	$3,776
Unrealized loss on available-for-sale securities	(99)	—	(118)	—
Foreign currency translation adjustment	138	69	148	226
COMPREHENSIVE INCOME (LOSS)	$(7,642)	$4,569	$(9,381)	$4,002

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended April 30,
	2004	2003
	(Restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,411)	$3,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative	(5,924)	—
Loss on impairment of long-lived assets	2,139	—
Amortization of intangibles (including $166 and $169 classified as cost of revenue)	1,546	1,569
Depreciation and other amortization	435	604
Stock-based compensation	598	618
Equity in (income) losses of affiliates	(74)	100
Changes in operating assets and liabilities
Accounts receivable, net	2,471	(348)
Other current assets	(81)	1,193
Other assets	(201)	493
Accounts payable	853	(217)
Accrued payroll and benefits	(884)	(18)
Accrued compensation to law firms	(2,600)	—
Accrued liabilities	3,371	(2,034)
Deferred revenue	2,053	(838)
Other royalties payable	(214)	(205)
Taxes payable	690	49
Long-term liabilities	27	(1,569)
Net cash provided by (used in) operating activities	(5,206)	3,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(186)	(328)
Purchase of available-for-sale securities	(41,234)	—
Proceeds from available-for-sale securities	5,025	—
Purchase of minority interest in Japanese subsidiary	(209)	—
Investment in non-marketable securities	—	(450)
Net cash used in investing activities	(36,604)	(778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESPP	370	57
Offering costs incurred in connection with Series A-1 issuance	(212)	—
Purchase of common stock	(2,414)	—
Net proceeds from the issuance of a warrant	—	500
Proceeds from exercise of common stock options	559	225
Net cash provided by (used in) financing activities	(1,697)	782

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,507)	3,177
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	121	249
CASH AND CASH EQUIVALENTS, beginning of period	64,428	6,589
CASH AND CASH EQUIVALENTS, end of period	$21,042	$10,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$274	$249

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of dividends	$1,496	$—

Dividend in connection with exchange of Series A-1 for Series A	$6,305	$—

Common stock subject to rescission	$231	$—

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The SCO Group, Inc.’s (the “Company”) business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market.  In January 2003, the Company established its SCOsource division and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001.

(2) RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s previously issued condensed consolidated financial statements as of and for the three and six months ended April 30, 2004 have been restated to correct the accounting for the following items:

•                  Reclassifying $1,619,000 of accrued dividends from equity to current liabilities related to the Company’s outstanding shares of Series A Convertible Preferred Stock.  The accrued dividends had previously been recorded incorrectly in equity.  The accrued dividends were never paid and were properly captured in the calculation of earnings per share in the periods above;

•                  Reclassifying from permanent equity to temporary equity $231,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission because they were issued without appropriate registration under applicable securities laws.  As a result, certain plan participants have a right to rescind their purchase of shares or recover damages if they no longer own the shares.  Holders of such shares have a rescission right against the Company and the exercise of such rescission right may depend in part on the price of the Company’s common stock which is outside both the Company’s and the holders’ control.  The reclassification amount of $231,000 in the aggregate, excluding interest and other possible fees was based upon shares outstanding as of April 30, 2004; and

•                  Recording in the first quarter of fiscal year 2004 stock-based compensation of $233,000 incurred by issuing an equity award to a consultant which previously had been recorded in the Company’s condensed consolidated financial statements for the second quarter of fiscal year 2004.

In addition to the above restatement items, the Company has made a reclassification of $24,654,000 from cash and cash equivalents to available-for-sale securities to reflect the appropriate classification of certain auction rate securities as the original maturity of these securities is greater than three months.

The following table summarizes the effect of the restatement and reclassification adjustments on the Financial Statements as of and for the three and six months ended April 30, 2004 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2004	2004
	(Previously Reported)	(Restated)
Stock-based compensation	$396	$163
Total operating expenses	13,086	12,853
Loss from operations	(9,407)	(9,174)
Loss before income taxes	(6,948)	(6,715)
Net loss	(7,914)	(7,681)
Net loss applicable to common stockholders	(14,959)	(14,726)
Basic and diluted net loss per common share	$(1.06)	$(1.04)

	Six Months Ended April 30,
	2004	2004
	(Previously Reported)	(Restated)
Net cash used in investing activities	$(11,950)	$(36,604)

	As of April 30,
	2004	2004
	(Previously Reported)	(Restated)
Cash and equivalents	$45,696	$21,042
Available-for-sale securities	15,650	40,304
Accrued liabilities	7,125	8,744
Total current liabilities	34,335	35,954
Common stock subject to rescission	—	231
Additional paid-in capital	219,993	218,143
Total stockholders’ equity	2,942	1,092

The Company’s previously issued notes to condensed consolidated financial statements for the three and six months ended April 30, 2004 have been restated to correct the accounting for the following item:

•                  Restating the pro forma fair value of stock-based compensation in the notes to condensed consolidated financial statements for the three and six months ended April 30, 2004 by $50,000 and $354,000, respectively, to appropriately include the fair value of certain equity awards that were not correctly included in the original disclosure.

The following table summarizes the effect of this restatement adjustment on the notes to condensed consolidated financial statements for the three and six months ended April 30, 2004 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2004	2004
	(Previously Reported)	(Restated)
Net loss applicable to common stockholders:
As reported	$(14,959)	$(14,726)
Stock-based compensation as reported	396	163
Stock-based compensation under fair value method	(426)	(476)
Pro forma net loss	$(14,989)	$(15,039)

Net loss applicable to common stockholders per diluted common share:
As reported	$(1.06)	$(1.04)
Pro forma	$(1.06)	$(1.07)

	Six Months Ended April 30,
	2004	2004
	(Previously Reported)	(Restated)
Net loss applicable to common stockholders:
As reported	$(17,212)	$(17,212)
Stock-based compensation as reported	598	598
Stock-based compensation under fair value method	(929)	(1,283)
Pro forma net loss	$(17,543)	$(17,897)

Net loss applicable to common stockholders per diluted common share:
As reported	$(1.23)	$(1.23)
Pro forma	$(1.26)	$(1.28)

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates, include, among others, revenue recognition, allowances for doubtful accounts receivable, determination of fair value of the derivative associated with the Company’s redeemable Series A Convertible Preferred Stock and fair value of the Company’s redeemable Series A-1 Convertible Preferred Stock, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9, and Staff Accounting Bulletin (“SAB”) No. 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to distributors and end users, and royalty revenue from product sales to original equipment manufacturers (“OEMs”); (ii) service and support revenue, primarily from providing support and education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

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

With respect to stock options, restricted stock awards granted and employee stock purchase program (“ESPP”) shares purchased during the three and six months ended April 30, 2004 and 2003, the assumptions used are listed in the following table:

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(restated)		(restated)
Net income (loss) applicable to common stockholders:
As reported	$(14,726)	$4,500	$(17,212)	$3,776
Stock-based compensation as reported	163	406	598	618
Stock-based compensation under fair value method	(476)	(412)	(1,283)	(975)
Pro forma net income (loss)	$(15,039)	$4,494	$(17,897)	$3,419

Net income (loss) applicable to common stockholders per diluted common share:
As reported	$(1.04)	$0.33	$(1.23)	$0.29
Pro forma	$(1.07)	$0.33	$(1.28)	$0.26

Cash and Cash Equivalents and Available-for-Sale Securities

The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $18,129,000 as of April 30, 2004 and $61,701,000 as of October 31, 2003, which primarily consisted of investments in money market funds, commercial paper, corporate notes and agencies.

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

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(restated)
Numerator:
Net income (loss) applicable to common stockholders	$(14,726)	$4,500	$(17,212)	$3,776

Denominator:
Weighted average common shares outstanding	14,100	11,561	13,960	11,402
Effect of stock options	—	1,779	—	1,476
Effect of restricted stock awards	—	299	—	255
Effect of warrant	—	24	—	12
Total	14,100	13,663	13,960	13,145

Basic EPS	$(1.04)	$0.39	$(1.23)	$0.33
Diluted EPS	$(1.04)	$0.33	$(1.23)	$0.29

Excluded anti-dilutive common share equivalents	6,665	628	6,665	987

(4) GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the components of amortized intangible assets and their useful lives as of October 31, 2003 (in thousands):

		As of October 31, 2003,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	5 years	$11,626	$4,672	$6,954
Acquired technology	5 years	1,687	678	1,009
Acquired technology	2 years	1,555	389	1,166
Trade name	5 years	262	105	157
Total intangible assets		$15,130	$5,844	$9,286

The following table shows the activity related to amortized intangible assets for the six months ended April 30, 2004 and remaining unamortized balances as of April 30, 2004 (in thousands):

	As of October 31, 2003	Six Months Ended April 30, 2004		As of April 30, 2004
		Amortization	Impairment
	Net Book Value	Expense	Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$6,954	$1,159	$—	$5,795
Acquired technology	1,009	168	—	841
Acquired technology	1,166	193	973	—
Trade name	157	26	—	131
Total intangible assets	$9,286	$1,546	$973	$6,767

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

(5) RESTRUCTURING PLANS

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

On or about June 16, 2003, the Company filed an amended complaint in the IBM case.  The amended complaint essentially restates and realleges the allegations of the original complaint and expands on those claims.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the actions of Sequent Computer Systems, Inc. (“Sequent”), which IBM acquired.  The Company alleges its license agreement with Sequent was breached in several ways similar to those set forth above and it seeks damages flowing from those breaches.  The Company also seeks injunctive relief on several of its claims.

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

On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both the Company and IBM.  The Company has also filed a motion to dismiss IBM’s tenth counterclaim for a declaratory judgment of non-infringement of copyrights.  The Company has also filed a motion to amend the scheduling order and a motion to bifurcate IBM’s patent counterclaims into another action.  The Company filed on May 28, 2004, a publicly available reply brief in connection with its motion to amend the scheduling order, in which the Company sets forth detailed and specific responses to IBM’s claims made in connection with that motion.  A hearing for these motions was held on June 8, 2004, and the court issued its ruling on June 10, 2004.  The court granted the Company’s motion to amend the scheduling order, with certain changes, and denied IBM’s opposition to such an amendment.  The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005 (previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005).  The court also denied the motion to bifurcate the patent counterclaims without prejudice to SCO’s right to raise the issue again at a later stage.  IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement.  A hearing regarding our motion to dismiss and IBM’s motion for partial summary judgment on IBM’s tenth counterclaim for a declaration of non-infringement is currently scheduled for August 4, 2004.  Discovery is continuing in the IBM case and the Company plans to vigorously oppose IBM’s motion.

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

Novell, Inc.

On or about January 20, 2004, the Company brought suit in Utah state court against Novell, Inc. (“Novell”) for slander of title seeking relief for Novell’s alleged bad faith efforts to interfere with the Company’s copyrights related to its UNIX source code and derivative works and its UnixWare product.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  Through these claims the Company seeks to require Novell to assign to the Company all copyrights that it believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.  Novell has not yet answered the Company’s complaint but has filed with the U.S. District Court for the District of Utah a notice removing the case to such federal court and a motion with the Third Judicial District Court in Salt Lake County, Utah to transfer the venue of the case from such court to the Fourth Judicial District Court in Utah County, Utah.  Novell also filed a motion to dismiss the Company’s complaint claiming it never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.).  The Company filed a response to Novell’s motion to dismiss and also filed a motion to remand the case back to the state court.  On June 10, 2004, the court issued a Memorandum Decision and Order which denied the Company’s motion to remand the case to state court.  The Memorandum Decision also denied Novell’s motion to dismiss in part on claims of falsity.  However, the court granted Novell’s motion to dismiss regarding the Company’s allegations of special damages, but granted the Company 30 days leave to amend its complaint to plead special damages with more specificity.  The Company plans to continue to vigorously pursue its claims against Novell.

DaimlerChrysler Corporation

On or around March 3, 2004, the Company brought suit against DaimlerChrysler Corporation (“DaimlerChrysler”) for its alleged violations of its UNIX software agreement with the Company.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with the Company by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by the Company.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award the Company damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.  On April 15, 2004, DaimlerChrysler filed a motion to dismiss the Company’s claims.  The Company is in the process of preparing its response to DaimlerChrysler’s motion and the hearing on this motion is set for July 21, 2004.

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

Redemption Notice from BayStar Capital II, L.P.

On April 15, 2004, the Company received a redemption notice from BayStar Capital II, L.P. (“BayStar”) requesting that the Company immediately redeem 20,000 Series A-1 shares then held by BayStar.  The redemption notice asserted that BayStar is entitled to redemption of its shares under the Certificate of Designation, Preferences and Rights of the Series A-1 because the Company allegedly breached certain provisions of the February 5, 2004 exchange agreement, to which each of the Company and BayStar is a party and pursuant to which all outstanding Series A shares were exchanged for Series A-1 shares.  BayStar’s redemption notice did not provide specific information regarding the factual basis for the Company’s alleged breaches and had not been rescinded by April 30, 2004.  The Company does not believe it has breached any of the referenced provisions of the exchange agreement, and, as a result, does not believe it is obligated to redeem BayStar’s Series A-1 shares.

Subsequent to April 30, 2004, as discussed in Note 10, the Company and BayStar entered into an agreement whereby the Company agreed to repurchase and retire all 40,000 Series A-1 shares now owned by BayStar.  This agreement was reached after several discussions between the Company’s management team and Board of Directors and BayStar.  Under the terms of the repurchase agreement, the Company will pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of the Company’s common stock, which will be payable and issuable upon the effectiveness of a shelf registration statement for the resale of the common stock issued to BayStar.  Upon repurchase, all outstanding Series A-1 shares will be cancelled and retired and the rights and preferences of the Series A-1 will be terminated.  The redemption notice has not been rescinded by BayStar.

Tax Assessment on the Company’s Indian Branch

During the three months ended April 30, 2004, the Indian branch of the Company’s United Kingdom subsidiary, SCO Group Ltd., received a withholding tax assessment from the Government of India Income Tax Department (“Tax Department”) for the period of April 2000 through March 2001.  During the April 2000 through March 2001 period, SCO Group Ltd. was owned by The Santa Cruz Operation (now Tarantella, Inc.) and not the Company.  The Company acquired SCO Group Ltd. in May 2001 as part of an asset purchase from Tarantella.

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

The Company has filed an appeal with the Tax Department and believes that its packaged software does not qualify for “royalties” treatment, and would therefore not be subject to withholding tax.  Additionally, the SCO Group, Ltd, the company on which the assessment was levied has filed for bankruptcy.  Although the Company intends to vigorously defend this tax assessment, there can be no assurance it will prevail against the Tax Department.

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

The Company believes that it is probable that the Tax Department will pursue similar assessments on SCO Group Ltd. for taxable periods subsequent to March 2001.  Because of this probability, and the Company’s inability to determine at this point if the Company will prevail against the Tax Department, the Company has accrued the full amount of the estimated withholding tax of $314,000 for these subsequent periods as provision for income taxes in its statements of operations for the three and six months ended April 30, 2004.

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

(7)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as change in fair value of derivative in other income in the statement of operations for three months ended January 31, 2004.   On February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1”) and, as a result, no Series A shares remained outstanding as of February 5, 2004.  The exchange did not result in the Company receiving any additional proceeds.  As of February 5, 2004, the fair value of the derivative was $9,300,000 and the decrease in fair value of $2,300,000 from January 31, 2004 was recorded as change in fair value of derivative in other income in the statement of operations for the three months ended April 30, 2004.

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

Dividends on the Series A-1, if the Series A-1 is not repurchased by the Company in the repurchase transaction described in more detail in Note 10, will be paid after October 16, 2004, the first anniversary of the original Series A private placement, and will be paid quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  The Company has the option of paying dividends in cash or shares of the Series A-1, subject to certain limitations.  Because dividends are not payable during the first year the Series A-1 is outstanding, the Company has accrued dividends of $756,000 for three months ended January 31, 2004 and accrued dividends of $740,000 for the three months ended April 30, 2004, which reduced earnings to common stockholders.  As of April 30, 2004 accrued dividends were $1,619,000 and were recorded as a component of accrued liabilities.

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

Accounting Series Release (“ASR”) No. 268 and Emerging Issues task Force (“EITF”) Topic D-98 requires that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of rescission rights are at the holders’ discretion, but whether they exercise such rights may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s possible rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against the Company, the Company could be liable to make aggregate payments to these Plan participants of up to $231,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of April 30, 2004.

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

(9) STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table details the components of stock-based compensation for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(restated)
Amortization of stock-based compensation	$113	$239	$223	$396
Options and shares for services	50	167	283	222
Modifications to options	—	—	92	—
Total	$163	$406	$598	$618

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

(10) SIGNIFICANT CUSTOMERS

During the three and six months ended April 30, 2004 and 2003, no single customer accounted for more than 10 percent of total revenue.

(11) SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s two geographic units for its UNIX division and the Company’s SCOsource licensing division.  The geographic units for the UNIX division consist of the Americas division and the International division.  The revenue, cost of revenue and direct sales and marketing expenses are tracked for each division.  The costs of corporate sales and marketing, research and development, general and administration and other (which include non-cash amortization of intangibles assets related to the UNIX division) are allocated to each division based on that division’s percentage of total revenue.  The corporate revenue and expenses include amounts not directly attributable to a specific division.

For purposes of comparing the three and six month periods ended April 30, 2003 to the three and six month periods ended April 30, 2004, the Company has combined the results of operations for its EMEA and Asia operations into the column ‘International’, has segregated its SCOsource operations from the ‘Corporate’ column, and has also allocated the amortization of intangible assets to the Americas and International divisions.

Segment disclosures for the Company’s operating divisions are as follows for the three and six months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30, 2004 (restated)
	Americas	International	SCOsource	Corporate	Total

Revenue	$5,807	$4,206	$11	$113	$10,137
Cost of revenue	1,228	732	4,484	14	6,458
Gross margin	4,579	3,474	(4,473)	99	3,679
Sales and marketing	1,687	2,430	581	—	4,698
Research and development	1,622	1,175	71	—	2,868
General and administrative	1,387	1,005	—	—	2,392
Other	344	249	—	2,302	2,895
Total operating expenses	5,040	4,859	652	2,302	12,853
Loss from operations	$(461)	$(1,385)	$(5,125)	$(2,203)	$(9,174)

	Three Months Ended April 30, 2003
	Americas	International	SCOsource	Corporate	Total

Revenue	$6,710	$6,335	$8,250	$74	$21,369
Cost of revenue	1,357	1,254	2,163	373	5,147
Gross margin	5,353	5,081	6,087	(299)	16,222
Sales and marketing	2,375	3,670	—	6	6,051
Research and development	1,300	1,228	—	14	2,542
General and administrative	748	706	—	8	1,462
Other	357	343	—	542	1,242
Total operating expenses	4,780	5,947	—	570	11,297
Income (loss) from operations	$573	$(866)	$6,087	$(869)	$4,925

	Six Months Ended April 30, 2004
	Americas	International	SCOsource	Corporate	Total

Revenue	$12,570	$8,879	$31	$49	$21,529
Cost of revenue	2,598	1,550	7,924	36	12,108
Gross margin	9,972	7,329	(7,893)	13	9,421
Sales and marketing	4,230	4,898	591	—	9,719
Research and development	3,219	2,258	98	—	5,575
General and administrative	2,681	1,883	22	—	4,586
Other	816	564	—	2,737	4,117
Total operating expenses	10,946	9,603	711	2,737	23,997
Loss from operations	$(974)	$(2,274)	$(8,604)	$(2,724)	$(14,576)

	Six Months Ended April 30, 2003
	Americas	International	SCOsource	Corporate	Total

Revenue	$13,974	$12,525	$8,250	$160	$34,909
Cost of revenue	2,716	2,659	2,163	487	8,025
Gross margin	11,258	9,866	6,087	(327)	26,884
Sales and marketing	5,010	7,471	—	10	12,491
Research and development	2,722	2,439	—	31	5,192
General and administrative	1,633	1,460	—	19	3,112
Other	742	658	—	502	1,902
Total operating expenses	10,107	12,028	—	562	22,697
Income (loss) from operations	$1,151	$(2,162)	$6,087	$(889)	$4,187

Long-lived assets, which include property and equipment as well as intangible assets and goodwill, by location consist of the following as of April 30, 2004 and October 31, 2003 (in thousands):

	April 30, 2004	October 31, 2003
Long-lived assets:
United States	$7,357	$11,234
International	282	366
Total long-lived assets	$7,639	$11,600

(12) SUBSEQUENT EVENTS

Conversion of Series A-1 Shares and Transfer of Series A-1 Shares to BayStar

On May 5, 2004, the Company received a notice from Royal Bank of Canada (“RBC”) that RBC had elected to convert 10,000 Series A-1 shares into a total of 740,740 shares of the

Company’s common stock.  The converted Series A-1 shares were originally purchased at a price of $1,000 per share and were converted into shares of common stock based on a conversion price of $13.50 per share.  Additionally, RBC informed the Company that it sold its remaining 20,000 Series A-1 shares to BayStar, which now holds a total of 40,000 Series A-1 shares.

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

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, the Company’s condensed consolidated financial statements as of and for the three and six months ended April 30, 2004 have been restated.  The accompanying management’s discussion and analysis gives effect to that restatement.

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

Recent Developments.  On February 5, 2004, we completed a transaction pursuant to an exchange agreement among us, BayStar Capital II, L.P. (“BayStar”) and Royal Bank of Canada (“RBC”) in which each outstanding share of our then-outstanding redeemable Series A Convertible Preferred Stock was exchanged for one share of our new redeemable Series A-1 Convertible Preferred Stock.  On April 15, 2004, we received a redemption notice from BayStar requesting that we immediately redeem 20,000 Series A-1 shares then held by BayStar.  The redemption notice asserted that BayStar is entitled to redemption of its the Series A-1 shares under the Certificate of Designation, Preferences and Rights for the Series A-1 shares because we allegedly had breached certain provisions of our February 5, 2004 exchange agreement.  BayStar’s redemption notice did not provide specific information regarding the factual basis for our alleged breaches of the exchange agreement, but we do not believe we have breached the exchange agreement.  As a result, we do not believe we are obligated to redeem BayStar’s Series A-1 shares.

On May 5, 2004, we received a notice from RBC of its election to convert 10,000 shares of our Series A-1 Convertible Preferred Stock into a total of 740,740 shares of our common stock.

Additionally, RBC informed us that it sold its remaining 20,000 Series A-1 shares to BayStar, making BayStar the sole holder of all 40,000 outstanding Series A-1 shares.

On May 31, 2004, we entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares.  Terms of the agreement require us to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of our common stock, which consideration will be payable and issuable upon the effectiveness of a registration statement covering the resale of the common stock issued to BayStar.  In the event that the registration statement is not declared effective by the SEC, the repurchase transaction with BayStar will not be completed.  Upon completion of the repurchase transaction, all Series A-1 shares will be cancelled and retired and the rights and preferences of the Series A-1 shares will be terminated.  The transaction will also eliminate BayStar’s contractual rights and will include a general release by both parties.

On or about January 20, 2004, we brought suit against Novell, Inc. (“Novell”) for slander of title seeking relief for Novell’s alleged bad faith efforts to interfere with our copyrights related to our UNIX source code and derivative works and our UnixWare product.  In the lawsuit, we request preliminary and permanent injunctive relief as well as damages. Through our claims, we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.  On June 10, 2004, the court issued a memorandum decision and order which denied our motion to remand the case to state court.  The memorandum decision also denied Novell’s motion to dismiss in part on claims of falsity.  However, the court granted Novell’s motion to dismiss regarding our allegations of special damages, but granted us 30 days leave to amend our complaint and plead special damages with more specificity.

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

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to voluntarily certify by January 31, 2004 its compliance with its UNIX software agreement as required by us.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.  On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims.  We are in the process of preparing our response to DaimlerChrysler’s motion and the hearing on this motion is set for July 21, 2004.

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

Included in operating costs in the above table, under the caption ‘Other,’ are non-cash charges for the amortization of intangibles.  Also during the second quarter of fiscal year 2004, we incurred a charge of $682,000 classified as general and administrative expense that was related to the elimination of certain positions in the UNIX division.  We believe that these cuts will enable the UNIX division to generate improved operating results for the last two quarters of fiscal year 2004.

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

Results of Operations

The following table presents our results of operations for the three and six months ended April 30, 2004 and 2003 (in thousands):

Statement of Operations Data:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(restated)
Revenue:
Products	$8,415	$11,122	$18,127	$22,212
SCOsource licensing	11	8,250	31	8,250
Services	1,711	1,997	3,371	4,447
Total revenue	10,137	21,369	21,529	34,909
Cost of revenue:
Products	901	1,206	1,789	2,392
SCOsource licensing	4,484	2,163	7,924	2,163
Services	1,073	1,778	2,395	3,470
Total cost of revenue	6,458	5,147	12,108	8,025
Gross margin	3,679	16,222	9,421	26,884
Operating expenses:
Sales and marketing	4,698	6,051	9,719	12,491
Research and development	2,868	2,542	5,575	5,192
General and administrative	2,392	1,462	4,586	3,112
Loss on impairment of long-lived assets	2,139	—	2,139	—
Restructuring charges (reversals)	—	136	—	(116)
Amortization of intangibles	593	700	1,380	1,400
Stock-based compensation	163	406	598	618
Total operating expenses	12,853	11,297	23,997	22,697
Income (loss) from operations	(9,174)	4,925	(14,576)	4,187
Equity in income (losses) of affiliates	37	(75)	74	(100)
Other income (expense), net	2,422	(48)	6,185	(4)
Provision for income taxes	(966)	(302)	(1,094)	(307)
Net income (loss)	(7,681)	4,500	(9,411)	3,776
Dividends on redeemable convertible preferred stock	(7,045)	—	(7,801)	—
Net income (loss) applicable to common stockholders	$(14,726)	$4,500	$(17,212)	$3,776

THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003

Revenue

	Three Months Ended April 30,
	2004	Change	2003

Revenue	$10,137,000	(53)%	$21,369,000

	Six Months Ended April 30,
	2004	Change	2003

Revenue	$21,529,000	(38)%	$34,909,000

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

Revenue generated from our UNIX operating divisions (Americas and International), SCOsource division and other was as follows:

	Three Months Ended April 30,
	2004	Change	2003

Americas revenue	$5,807,000	(13)%	$6,710,000
Percent of total revenue	57%		31%
International revenue	4,206,000	(34)%	6,335,000
Percent of total revenue	42%		30%
SCOsource revenue	11,000	(100)%	8,250,000
Percent of total revenue	0%		39%
Other revenue	113,000	53%	74,000
Percent of total revenue	1%		0%

	Six Months Ended April 30,
	2004	Change	2003

Americas revenue	$12,570,000	(10)%	$13,974,000
Percent of total revenue	58%		40%
International revenue	8,879,000	(29)%	12,525,000
Percent of total revenue	41%		36%
SCOsource revenue	31,000	(100)%	8,250,000
Percent of total revenue	0%		24%
Other revenue	49,000	(69)%	160,000
Percent of total revenue	1%		0%

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

Products Revenue

	Three Months Ended April 30,
	2004	Change	2003

Products revenue	$8,415,000	(24)%	$11,122,000
Percent of total revenue	83%		52%

	Six Months Ended April 30,
	2004	Change	2003

Products revenue	$18,127,000	(18)%	$22,212,000
Percent of total revenue	84%		64%

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

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these product lines was as follows:

	Three Months Ended April 30,
	2004	Change	2003

OpenServer revenue	$4,580,000	(20)%	$5,750,000
Percent of products revenue	54%		52%
UnixWare revenue	2,425,000	(20)%	3,017,000
Percent of products revenue	29%		27%
Other products revenue	1,410,000	(40)%	2,355,000
Percent of products revenue	17%		21%

	Six Months Ended April 30,
	2004	Change	2003

OpenServer revenue	$9,782,000	(7)%	$10,491,000
Percent of products revenue	54%		47%
UnixWare revenue	5,163,000	(28)%	7,181,000
Percent of products revenue	28%		32%
Other products revenue	3,182,000	(30)%	4,540,000
Percent of products revenue	18%		21%

The decreases in OpenServer and UnixWare revenue as well as other products revenue are the result of increased competition in the operating system market, particularly Linux.

SCOsource Licensing Revenue

	Three Months Ended April 30,
	2004	Change	2003

SCOsource licensing revenue	$11,000	(100)%	$8,250,000
Percent of total revenue	0%		39%

	Six Months Ended April 30,
	2004	Change	2003

SCOsource licensing revenue	$31,000	(100)%	$8,250,000
Percent of total revenue	0%		24%

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

We generated minimal SCOsource revenue in the first and second quarters of fiscal year 2004, but anticipate that revenue from vendor licenses and intellectual property (“IP”) licenses will increase during the final two quarters of fiscal year 2004.  However, we are unable to predict the amount and timing of revenue from our SCOsource initiatives for future periods because of the uncertainties related to the timing and revenue recognition of SCOsource licensing revenue.

Services Revenue

	Three Months Ended April 30,
	2004	Change	2003

Services revenue	$1,711,000	(14)%	$1,997,000
Percent of total revenue	17%		9%

	Six Months Ended April 30,
	2004	Change	2003

Services revenue	$3,371,000	(24)%	$4,447,000
Percent of total revenue	16%		13%

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

Cost of Products Revenue

	Three Months Ended April 30,
	2004	Change	2003

Cost of products revenue	$901,000	(25)%	$1,206,000
Percentage of products revenue	11%		11%

	Six Months Ended April 30,
	2004	Change	2003

Cost of products revenue	$1,789,000	(25)%	$2,392,000
Percentage of products revenue	10%		11%

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

Cost of Services Revenue

	Three Months Ended April 30,
	2004	Change	2003

Cost of services revenue	$1,073,000	(40)%	$1,778,000
Percentage of services revenue	63%		89%

	Six Months Ended April 30,
	2004	Change	2003

Cost of services revenue	$2,395,000	(31)%	$3,470,000
Percentage of services revenue	71%		78%

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

Sales and Marketing

	Three Months Ended April 30,
	2004	Change	2003

Sales and marketing expense	$4,698,000	(22)%	$6,051,000
Percentage of total revenue	46%		28%

	Six Months Ended April 30,
	2004	Change	2003

Sales and marketing expense	$9,719,000	(22)%	$12,491,000
Percentage of total revenue	45%		36%

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

In March 2003, in connection with management’s decision to establish strategic European headquarters in Dublin, Ireland, and our United Kingdom (“UK”) subsidiary, SCO Group, Ltd., not performing at expected levels, we determined that SCO Group, Ltd would be wound up.  On March 26, 2003, the board of directors of SCO Group, Ltd., obtained administrative relief in accordance with Rule 2.2 of the Insolvency Rules 1986 of the UK.  In connection with the approved administrative relief, the operations of SCO Group, Ltd. were transferred to an administrator that was appointed by the court to complete the winding-up process.  As of April 30, 2003, the operations of SCO Group, Ltd. were no longer under our control.  The winding-up of SCO Group, Ltd. resulted in a net restructuring charge during the quarter ended April 30, 2003 of $136,000.  The net reversal for the first two quarters of fiscal year 2003 was a result of the restructuring charge discussed above related to our UK subsidiary and additional adjustments to previously recorded restructuring charges for actual payments made.

Amortization of Intangibles

	Three Months Ended April 30,
	2004	Change	2003

Amortization of intangibles	$593,000	(15)%	$700,000
Percentage of total revenue	6%		3%

	Six Months Ended April 30,
	2004	Change	2003

Amortization of intangibles	$1,380,000	(1)%	$1,400,000
Percentage of total revenue	6%		4%

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

Stock-based Compensation

	Three Months Ended April 30,
	2004	Change	2003
	(restated)
Stock-based compensation	$163,000	(60)%	$406,000
Percentage of total revenue	2%		2%

	Six Months Ended April 30,
	2004	Change	2003

Stock-based compensation	$598,000	(3)%	$618,000
Percentage of total revenue	3%		2%

Stock-based compensation consisted of the following components for the three and months ended April 30, 2004 and 2003 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(restated)
Amortization of stock-based compensation	$113	$239	$223	$396
Options and shares for services	50	167	283	222
Modifications to options	—	—	92	—
Total	$163	$406	$598	$618

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

During the three months ended April 30, 2004, the Indian branch received a withholding tax assessment from the Government of India Income Tax Department (“Tax Department”) for the period of April 2000 through March 2001.  During the April 2000 through March 2001 period, SCO Group, Ltd. was owned by The Santa Cruz Operation (now Tarantella, Inc.), and not us.  We acquired SCO Group, Ltd. in May 2001 as part of an asset purchase.

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

We have filed an appeal with the Tax Department and believe that our packaged software does not qualify for “royalties” treatment and would therefore not be subject to withholding tax.  Additionally, as described above in this Item 2., under the caption “Restructuring Charges (Reversals),” SCO Group, Ltd, the company on which the assessment was levied, has filed for bankruptcy in the UK.  Although we intend to vigorously defend this tax assessment, there can be no assurance we will prevail against the Tax Department.

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

Additionally, with respect to the Series A-1 shares currently outstanding, dividends will begin to accrue from October 16, 2004, the first anniversary of our original October 16, 2003 private placement of Series A shares, and will be paid quarterly beginning in the 30-day period following January 31, 2005 at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  Because dividends on the Series A-1 shares are not payable until after January 31, 2005, we have accrued dividends of $756,000 for the first quarter of fiscal year 2004 and an additional $740,000 in dividends for the second quarter of fiscal year 2004.   We had no dividends accrued or payable in the second quarter or first two quarters of fiscal year 2003.  If we repurchase the outstanding Series A-1 shares as contemplated in our May 31, 2004 agreement with BayStar as described in more detail above in this Item 2., under the caption “Recent Developments,” then we will not be obligated to pay such dividends on the Series A-1 shares.

Liquidity and Capital Resources

Our cash and equivalents and available-for-sale securities balances decreased from $68,523,000 as of October 31, 2003 to $61,346,000 as of April 30, 2004; however, our working capital increased from $37,168,000 as of October 31, 2003 to $37,937,000 as of April 30, 2004.  Our cash and equivalents decreased from $64,428,000 as of October 31, 2003 to $21,042,000  as of April 30, 2004, primarily as a result of cash used in operations, principally from our SCOsource division, and cash used to purchase available-for-sale securities.

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

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first two quarters of fiscal year 2004, cash used in investing activities was $36,604,000, which was primarily a result of our purchase of available-for-sale securities (net of sales) of $36,209,000, equipment purchases of $186,000 and cash used to acquire the outstanding minority interest in our Japanese subsidiary of $209,000.  Cash used in investing activities was $778,000 for the first two quarters of fiscal year 2003 and primarily attributable to equipment purchases of $328,000 and the investment in non-marketable securities of $450,000.

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

As stated above in this Item 2, under the caption “Recent Developments,” on April 15, 2004, we received a redemption notice from BayStar requesting that we immediately redeem 20,000 shares of our Series A-1 shares then held by BayStar.  The redemption notice asserted that BayStar is entitled to redemption of its shares under the Certificate of Designation for the Series A-1 shares because we allegedly had breached certain provisions of our February 5, 2004 exchange agreement relating to our exchange of Series A shares for Series A-1 shares.  BayStar’s redemption notice did not provide specific information regarding the factual basis for our alleged breaches of the exchange agreement, but we do not believe we have breached the Exchange Agreement.  As a result, we do not believe we are obligated to redeem BayStar’s Series A-1 shares.  However, if we were required to pay cash to redeem BayStar’s Series A-1 shares pursuant to the redemption notice or otherwise pursuant to the Certificate of Designation for the Series A-1 shares, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

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

If our potential rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these Plan participants of up to $231,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of April 30, 2004.

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

We have a material weakness with respect to accounting for capital stock and stock option transactions.  We have issued certain shares of our common stock under our equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares may have a rescission right, and, consequently, certain amounts the Company received upon purchase of such shares must be reclassified from permanent equity to temporary equity.  We reclassified from permanent equity to temporary equity $231,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission.  We determined that we lacked procedures to reconcile shares issued with shares available under registration statements in a timely manner.

In addition, we incorrectly accounted for dividends on Series A Convertible Preferred Stock by not recording dividends payable of $1,619,000 as of April 30, 2004.  We have also overstated compensation expense by not properly accounting for a non-routine stock option grant to a non-employee by $233,000 for the three months ended April 30, 2004.  We determined that we lacked resources with proper experience to review the Company’s accounting for capital stock and stock option transactions.

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

•                                          Our belief that certain legal actions to which we are a party will not have a material adverse effect on us; and

•                                          Our estimation that if we were required to pay cash to redeem BayStar’s Series A-1 shares pursuant to its redemption notice or otherwise pursuant to the Certificate of Designation for the Series A-1 shares, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

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

If for any reason we are required to redeem BayStar’s Series A-1 shares pursuant to its redemption notice, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

As stated above in Item 2. of Part I of this quarterly report, in April 2004, we received a redemption notice from BayStar requesting that we immediately redeem 20,000 shares of our Series A-1 shares held by BayStar pursuant to the Certificate of Designation for the Series A-1 shares.  Although we do not believe we are obligated to redeem BayStar’s Series A-1 shares pursuant to the redemption notice, if we were required to pay cash to redeem BayStar’s Series A-1 shares pursuant to the redemption notice or otherwise pursuant to the Certificate of Designation for the Series A-1 shares, it would have a material and adverse impact on our liquidity, which may require us to obtain additional sources of cash to sustain operations.

On May 31, 2004, we entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares for $13,000,000 in cash and the issuance to BayStar of 2,105,263 shares of our common stock.  The repurchase transaction will not close unless a registration statement covering the resale of the shares of our common stock issuable to BayStar in the repurchase transaction is declared effective by the SEC.  If we fail to cause such registration statement to be declared effective, then our repurchase agreement with BayStar may terminate.  If the agreement terminates, BayStar may attempt to enforce its redemption notice, unless it is otherwise rescinded.

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

Depending on the amount of assets we have available for distribution to stockholders upon a liquidation event when Series A-1 shares remain outstanding, we may be required to distribute all such assets or a portion of such assets that exceeds BayStar’s pro rata ownership of our common stock assuming full conversion of the Series A-1 shares into common stock, which could eliminate or limit the assets available for distribution to our common stockholders. Our potential obligation to pay to the law firms representing us in our efforts to establish our intellectual property rights a contingent fee of 20 percent of the proceeds we receive from a sale of our company, subject to certain limitations, could also contribute to eliminating or limiting the assets available for distribution to our common stockholders.

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

The sale of the block of stock covered by either registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.  The shares of common stock subject to our registration statements will, upon issuance, dilute the equity ownership percentage of the holders of our common stock. The market price of our common stock also could decline as a result of the perception or expectation that sales of a large number of shares of our common stock could occur following the conversion of our Series A-1shares, if the repurchase transaction does not occur.

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

If our potential rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these Plan participants of up to $231,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of April 30, 2004.

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

On or about June 16, 2003, we filed an amended complaint in the IBM case.  The amended complaint essentially restates and re-alleges the allegations of the original complaint and expands on those claims in several ways.  Most importantly, the amended complaint raises new allegations regarding IBM’s actions and breaches through the products and services of Sequent Computer Systems, Inc. (“Sequent”), which IBM acquired.  We allege that our licensing agreement with Sequent was breached in several ways similar to those set forth above and we seek damages for those breaches.  We are also seeking injunctive relief on several claims.

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

On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both our company and IBM.  We have also filed a motion to dismiss IBM’s tenth counterclaim for a declaratory judgment of non-infringement of copyrights.  We have also filed a motion to amend the scheduling order and a motion to bifurcate IBM’s patent counterclaims into another action.  We filed, on May 28, 2004, a publicly available reply brief in connection with our motion to amend the scheduling order, in which we se forth detailed and specific responses to IBM’s claims made in connection with that motion.  A hearing for these motions was held on June 8, 2004 and the court issued its ruling on June 10, 2004.  The court granted our motion to amend the scheduling order, with certain changes, and denied IBM’s opposition to such an amendment.  The amended scheduling order now provides, among other things, that the deadline for completing fact discovery is February 11, 2005 (previously August 4, 2004), the deadline for completing expert discovery is April 22, 2005 (previously October 22, 2004), and the trial will begin on November 1, 2005 (previously April 11, 2005).  The court also denied the motion to bifurcate the patent counterclaims without prejudice to our right to raise the issue again at a later stage.  IBM has also filed a motion for partial summary judgment on its tenth counterclaim for a declaration of non-infringement.  A hearing regarding our motion to dismiss and IBM’s motion for partial summary judgment on IBM’s tenth counterclaim for a declaration of non-infringement is currently scheduled for August 4, 2004.  Discovery is continuing in the IBM case and we plan to vigorously oppose this IBM’s motion.

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

DaimlerChrysler Corporation

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX software agreement with us.  Specifically, the lawsuit alleges that DaimlerChrysler breached its UNIX software agreement with us by failing to certify by January 31, 2004 its compliance with the UNIX software agreement as required by us.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.  On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims.  We are in the process of preparing our response to DaimlerChrysler’s motion and the hearing on this motion is set for July 21, 2004.

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

Repurchases of our common stock.

The following table shows the second quarter of fiscal 2004 stock repurchase activity (in thousands, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet to be Purchased Under the Plan

February 2004	—	$—	—	—
March 2004	290	8.27	290	1,210
April 2004	—	—	—	1,210
Total	290	$8.27	290

(1)          On March 10, 2004, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our common stock in open-market or private transactions.  The plan will remain in effect for a period of 24 months from the date announced.

Unregistered sales of shares pursuant to Equity Compensation Plans

As discussed elsewhere above in Part I, Item 1 of this Amendment No. 1 to Form 10-Q/A, during the six months ended April 30, 2004, we issued shares and granted options under the Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we may make a rescission offer to certain of such Plan participants subject to obtaining required regulatory approvals.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by Plan participants other than rescission claims.

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

10.3

Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

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

10.3

Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

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