Form 10-Q/A
period 2004-07-31
SCO GROUP INC
filed 2005-04-01
CIK 1102542

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the Company’s condensed consolidated financial statements for the three and nine months ended July 31, 2004 (the “Financial Statements”) and to modify the related disclosures.  Please see Note 2 to the Financial Statements included in the amended Form 10-Q.

The restatement arose from the Company’s determination that it has issued shares of its common stock under its equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares have a rescission right.  The Company has determined that amounts received by the Company upon purchase of such shares must be reclassified from permanent equity to temporary equity.  The Company will also reclassify an amount from cash and cash equivalents to available-for-sale securities to reflect the appropriate classification of certain auction rate securities.

This amended Form 10–Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10–Q, except as required to reflect the effects of the restatement as described in Note 2 to the Financial Statements included in the amended Form 10–Q/A. Additionally, this amended Form 10–Q/A, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filing.  All information contained in this amended Form 10–Q/A and the original Form 10–Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of July 31, 2004 and October 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended July 31, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Forward-Looking Statements
Risk Factors
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Item 7.	Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	July 31, 2004	October 31, 2003
	(Restated - see Note 2)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,582	$64,428
Restricted cash	13,506	2,025
Available-for-sale securities	37,445	4,095
Accounts receivable, net of allowance for doubtful accounts of $126 and $230, respectively	5,954	9,282
Other current assets	2,466	2,450
Total current assets	64,953	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	3,608	3,482
Leasehold improvements	565	608
Furniture and fixtures	186	189
	4,359	4,279
Less accumulated depreciation and amortization	(3,560)	(3,131)
Net property and equipment	799	1,148

OTHER ASSETS:
Goodwill	—	1,166
Intangibles, net	6,090	9,286
Other assets, net	1,390	1,072
Total other assets	7,480	11,524

Total assets	$73,232	$94,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,825	$1,978
Payable to BayStar II, LLP	13,000	—
Royalty payable to Novell, Inc.	506	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,075	4,752
Accrued liabilities	10,749	3,754
Derivative related to redeemable convertible preferred stock	—	15,224
Deferred revenue	5,936	5,501
Other royalties payable	171	523
Taxes payable	1,361	799
Total current liabilities	44,579	45,112

LONG-TERM LIABILITIES	501	508

MINORITY INTEREST	—	145

COMMITMENTS AND CONTINGENCIES (Note 6)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value, 0 and 50 shares outstanding, respectively (Note 7)	—	29,671

COMMON STOCK SUBJECT TO RESCISSION (Note 8)	557	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 17,750 and 13,824 shares outstanding, respectively	18	14
Additional paid-in capital	245,883	218,690
Common stock held in treasury	(2,414)	—
Warrants outstanding	1,099	1,099
Deferred compensation	(73)	(347)
Accumulated other comprehensive income	782	926
Accumulated deficit	(217,700)	(200,866)
Total stockholders’ equity	27,595	19,516

Total liabilities and stockholders’ equity	$73,232	$94,952

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

REVENUE:
Products	$8,929	$10,804	$27,056	$33,016
SCOsource licensing	678	7,280	709	15,530
Services	1,598	1,971	4,969	6,418
Total revenue	11,205	20,055	32,734	54,964

COST OF REVENUE:
Products	741	1,200	2,364	3,422
SCOsource licensing	7,396	1,796	15,486	4,129
Services	878	1,538	3,273	5,008
Total cost of revenue	9,015	4,534	21,123	12,559

GROSS MARGIN	2,190	15,521	11,611	42,405

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $15, $31, $61 and $98, respectively)	4,233	5,930	13,952	18,421
Research and development (exclusive of stock-based compensation of $12, $29, $36 and $82, respectively)	2,592	2,950	8,167	8,142
General and administrative (exclusive of stock-based compensation of $243, $249, $771 and $747, respectively)	1,889	1,413	6,475	4,525
Restructuring charges	—	614	—	498
Amortization of intangibles	593	895	1,973	2,295
Loss on impairment of long-lived assets	—	—	2,139	—
Stock-based compensation	270	309	868	927
Total operating expenses	9,577	12,111	33,574	34,808

INCOME (LOSS) FROM OPERATIONS	(7,387)	3,410	(21,963)	7,597

EQUITY IN INCOME (LOSSES) OF AFFILIATES	41	(71)	115	(171)

OTHER INCOME (EXPENSE):
Interest income	186	42	698	92
Change in fair value of derivative (Note 7)	—	—	5,924	—
Other expense, net	(87)	(97)	(338)	(151)
Total other income (expense), net	99	(55)	6,284	(59)

INCOME (LOSS) BEFORE INCOME TAXES	(7,247)	3,284	(15,564)	7,367

PROVISION FOR INCOME TAXES	(176)	(188)	(1,270)	(495)

NET INCOME (LOSS)	(7,423)	3,096	(16,834)	6,872

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	14,924	—	7,123	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$7,501	$3,096	$(9,711)	$6,872

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.49	$0.25	$(0.67)	$0.58

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.38	$0.19	$(0.67)	$0.47

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	15,242	12,469	14,389	11,753

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	19,912	16,180	14,389	14,744

OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(7,423)	$3,096	$(16,834)	$6,872
Unrealized loss on available-for-sale securities	(42)	—	(160)	—
Foreign currency translation adjustment	(132)	204	16	430
COMPREHENSIVE INCOME (LOSS)	$(7,597)	$3,300	$(16,978)	$7,302

See notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended July 31,
	2004	2003
	(Restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,834)	$6,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative	(5,924)	—
Loss on impairment of long-lived assets	2,139	—
Amortization of intangibles (including $250 and $253 classified as cost of revenue)	2,223	2,548
Depreciation and other amortization	629	815
Stock-based compensation	868	927
Equity in (income) losses of affiliates	(115)	171
Issuance of a warrant included as cost of SCOsource licensing revenue	—	94
Changes in operating assets and liabilities
Accounts receivable, net	3,328	1,047
Other current assets	(16)	854
Other assets	(204)	1,140
Accounts payable	(153)	(407)
Accrued payroll and benefits	(1,677)	(325)
Accrued compensation to law firms	(2,600)	—
Accrued liabilities	6,995	(2,286)
Deferred revenue	435	(3,234)
Other royalties payable	(352)	(1)
Taxes payable	562	137
Long-term liabilities	(7)	(1,576)
Net cash provided by (used in) operating activities	(10,703)	6,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(331)	(524)
Purchase of available-for-sale securities	(53,520)	—
Proceeds from available-for-sale securities	20,010	—
Purchase of minority interest in Japanese subsidiary	(209)	—
Investment in non-marketable securities	—	(950)
Net cash used in investing activities	(34,050)	(1,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through ESPP	810	236
Costs incurred in connection with Series A-1 issuance	(211)	—
Repurchase and retirement of Series A-1 convertible preferred stock	(13,000)	—
Purchase of common stock	(2,414)	—
Net proceeds from the issuance of a warrant	—	650
Proceeds from exercise of common stock options	591	1,443
Net cash provided by (used in) financing activities	(14,224)	2,329

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,977)	7,631
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	131	441
CASH AND CASH EQUIVALENTS, beginning of period	64,428	6,589
CASH AND CASH EQUIVALENTS, end of period	$5,582	$14,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$652	$297

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of dividends	$2,047	$—

Capital contribution in connection with repurchase and cancellation of Series A-1 shares	$(15,475)	$—

Dividend in connection with exchange of Series A-1 for Series A	$6,305	$—

Acquisition of Vultus, Inc.:
Common stock issued	$—	$2,461
Accrued liabilties assumed	$—	$215

Common stock subject to rescission	$557	$—

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

(2) RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s previously issued condensed consolidated financial statements as of and for the three and nine months ended July 31, 2004 have been restated to reclassify from permanent equity to temporary equity $557,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission because were issued without appropriate registration under applicable securities laws.  As a result, certain plan participants have a right to rescind their purchase of shares or recover damages if they no longer own the shares.  Holders of such shares have a rescission right against the Company and the exercise of such rescission right may depend in part on the price of the Company’s common stock which is outside both the Company’s and the holders’ control.  The reclassification amount of $557,000 in the aggregate, excluding interest and other possible fees was based upon shares outstanding as of July 31, 2004.

In addition to the above restatement, the Company has made a reclassification of $10,400,000 from cash and cash equivalents to available-for-sale securities to reflect the appropriate classification of certain auction rate securities as the original maturity of these securities is greater than three months.

The following table summarizes the effect of the restatement and reclassification adjustments on the Financial Statements as of and for the nine months ended July 31, 2004 (in thousands):

	As of July 31,
	2004	2004
	(Previously Reported)	(Restated)
Cash and equivalents	$15,982	$5,582
Available-for-sale securities	27,045	37,445
Common stock subject to rescission	—	557
Additional paid-in capital	246,440	245,883
Total stockholders’ equity	28,152	27,595

	Nine Months Ended July 31,
	2004	2004
	(Previously Reported)	(Restated)
Net cash used in investing activities	(23,650)	(34,050)

The Company’s previously issued notes to condensed consolidated financial statements for the three and nine months ended July 31, 2004 have been restated to correct the accounting for the following item:

•                  Restating the pro forma fair value of stock-based compensation in the notes to condensed consolidated financial statements for the three and nine months ended July 31, 2004 by $219,000 and $573,000, respectively, to appropriately include the fair value of certain equity awards that were not correctly included in the original disclosure.

The following table summarizes the effect of this restatement adjustment on the notes to condensed consolidated financial statements for the three and nine months ended July 31, 2004 (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2004
	(Previously Reported)	(Restated)
Net income available to common stockholders:
As reported	$7,501	$7,501
Stock-based compensation as reported	270	270
Stock-based compensation under fair value method	(197)	(416)
Pro forma net income	$7,574	$7,355

Net income available to common stockholders per diluted common share:
As reported	$0.38	$0.38
Pro forma	$0.38	$0.37

	Nine Months Ended July 31,
	2004	2004
	(Previously Reported)	(Restated)
Net loss applicable to common stockholders:
As reported	$(9,711)	$(9,711)
Stock-based compensation as reported	868	868
Stock-based compensation under fair value method	(1,126)	(1,699)
Pro forma net loss	$(9,969)	$(10,542)

Net loss applicable to common stockholders per diluted common share:
As reported	$(0.67)	$(0.67)
Pro forma	$(0.69)	$(0.73)

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9, and Staff Accounting Bulletin (“SAB”) No. 104.  Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales distributors and end users, and royalty revenue from product sales to original equipment manufacturers (“OEMs”); (ii) service and support revenue, primarily from providing support, education and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(restated)		(restated)
Net income (loss) applicable to common stockholders:
As reported	$7,501	$3,096	$(9,711)	$6,872
Stock-based compensation as reported	270	309	868	927
Stock-based compensation under fair value method	(416)	(507)	(1,699)	(1,446)
Pro forma net income (loss)	$7,355	$2,898	$(10,542)	$6,353

Net income (loss) applicable to common stockholders per diluted common share:
As reported	$0.38	$0.19	$(0.67)	$0.47
Pro forma	$0.37	$0.18	$(0.73)	$0.43

Cash and Cash Equivalents and Available-for-Sale Securities

The Company considers all highly liquid debt instruments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $2,165,000 as of July 31, 2004 and $61,701,000 as of October 31, 2003, which primarily consisted of investments in money market funds, commercial paper, corporate notes and agencies.

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

(4) GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity related to amortized intangible assets for the nine months ended July 31, 2004 and remaining unamortized balances as of July 31, 2004 (in thousands):

	As of	Nine Months Ended July 31, 2004		As of
	October 31, 2003	Amortization	Impairment	July 31, 2004
	Net Book Value	Expense	Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$6,954	$1,739	$—	$5,215
Acquired technology	1,009	252	—	757
Acquired technology	1,166	193	973	—
Trade name	157	39	—	118
Total intangible assets	$9,286	$2,223	$973	$6,090

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

Accounting Series Release (“ASR”) No. 268 and Emerging Issues task Force (“EITF”) Topic D-98 requires that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of rescission rights are at the holders’ discretion, but whether they exercise such rights may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s possible rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against the Company, the Company could be liable to make aggregate payments to these Plan participants of up to $557,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of July 31, 2004.

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

(10) SIGNIFICANT CUSTOMERS

During the three and nine months ended July 31, 2004, no single customer accounted for more than 10 percent of total revenue.  During the three months ended July 31, 2003, Microsoft Corporation (“Microsoft”) accounted for approximately 25 percent of total revenue and Sun Microsystems (“Sun”) accounted for approximately 12 percent of total revenue.  During the nine months ended July 31, 2003, Microsoft accounted for approximately 16 percent of total revenue and Sun accounted for approximately 12 percent of total revenue.

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

During the third quarter of fiscal year 2004, in an effort to maximize the assets and resources of the UNIX and SCOsource business segments and to best represent management’s view of business operations, the Company began allocating resources and reviewing financial information for its UNIX and SCOsource segment.  The following table presents the results of the SCOsource segment during the three and nine months ended July 31, 2003.  All costs associated with the SCOsource segment were classified as cost of revenue for the three and nine months ended July 31, 2003 and there were no direct sales or marketing efforts during these periods.

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

(12) SUBSEQUENT EVENTS

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

ITEM 2.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Amendment No. 1 to Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Amendment No. 1 to Form 10-Q.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Amendment No. 1 to Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  All information presented herein is based on the three and nine months ended July 31, 2004.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, the Company’s condensed consolidated financial statements as of and for the three and nine months ended July 31, 2004 have been restated.  The accompanying management’s discussion and analysis gives effect to that restatement.

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

The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives and, in particular, any lawsuits against end users violating our intellectual property and contractual rights.  The decline in our UNIX business and our SCOsource initiatives, particularly lawsuits against such end users, may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue.

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
Statement of Operations Data:

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

Liquidity and Capital Resources

Our cash and equivalents and available-for-sale securities balances decreased from $68,523,000 as of October 31, 2003 to $43,027,000 as of July 31, 2004 and our working capital decreased from $37,168,000 as of October 31, 2003 to $20,374,000 as of July 31, 2004.  Our cash and equivalents decreased from $64,428,000 as of October 31, 2003 to $5,582,000 as of July 31, 2004, primarily as a result of purchases of available-for-sale securities, cash denoted as restricted cash to fund the BayStar stock repurchase and from cash used in operations.

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

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first three quarters of fiscal year 2004, cash used in investing activities was $34,050,000, which was primarily a result of our purchase of available-for-sale securities (net of sales) of $33,510,000, equipment purchases of $331,000 and cash used to acquire the outstanding minority interest in our Japanese subsidiary of $209,000.  Cash used in investing activities was $1,474,000 for the first three quarters of fiscal year 2003 and was attributable to equipment purchases of $524,000 and an investment in non-marketable securities of $950,000.

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

In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital.  We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue our SCOsource initiatives.  We may also not be able to raise capital for any number of reasons including those listed under the section ”Risk Factors” below.  If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders.  In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all.  Our ability to effect acquisitions for stock would also be impaired.

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

If our potential rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these Plan participants of up to $557,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of July 31, 2004.

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

 We have a material weakness with respect to accounting for capital stock and stock option transactions.  We have issued certain shares of our common stock under our equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares may have a rescission right, and, consequently, certain amounts the Company received upon purchase of such shares must be reclassified from permanent equity to temporary equity.  We reclassified from permanent equity to temporary equity $557,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission.  We determined that we lacked procedures to reconcile shares issued with shares available under registration statements in a timely manner.

In addition, we incorrectly accounted for dividends on Series A Convertible Preferred Stock by not recording dividends payable as of January 31, 2004 and April 30, 2004.  We also incorrectly accounted for compensation expense by not properly accounting for a non-routine stock option grant to a non-employee.  Neither of the above mentioned matters impacted the financial statements as of and for the three and nine months ended July 31, 2004.  We determined that we lacked resources with proper experience to review the Company’s accounting for capital stock and stock option transactions.

Our internal controls over financial reporting did not identify the preceding error prior to the completion of the financial statements and the filing of the Form 10-Q for such period.  We have discussed these matters with the Audit Committee of the Board of Directors and with KPMG LLP, our independent auditors.  In response, we have implemented in our internal control procedures additional detail transactional controls, an equity compliance checklist and additional review and approval procedures.

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•                              Our continued investment in and commitment to our UNIX operating systems, including investing in research and development efforts during fiscal year 2004 to enhance our OpenServer and UnixWare, which enhancements we believe will help prolong our UNIX revenue stream for future quarters;`

•                              Our estimation that the decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our declining UNIX business and our SCOsource initiatives and in particular any lawsuits against end users violating our intellectual property and contractual rights;

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

If our potential rescission offer is made and accepted by Plan participants holding shares acquired under the Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such Plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these Plan participants of up to $557,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of July 31, 2004.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of shares pursuant to Equity Compensation Plans

As discussed elsewhere above in Part I, Item 1 of this Amendment No. 1 to Form 10-Q/A, during the nine months ended July 31, 2004, we issued shares and granted options under the Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states. As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we may make a rescission offer to certain of such Plan participants subject to obtaining required regulatory approvals. Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by Plan participants other than rescission claims.

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