Form 10-K
period 2004-10-31
SCO GROUP INC
filed 2005-04-01
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

Commission file number: 0-29911

THE SCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0662823
(State of incorporation)	(I.R.S. Employer Identification No.)

355 South 520 West Lindon, Utah 84042	(801) 765-4999
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant already made $33,021,000 based on the reported last sale price of common stock on April 30, 2004, which is the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s common stock outstanding as of March 30, 2005, was 17,915,292.

PART I.
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV.
Item 15.	Exhibits, Financial Statement Schedules
Signatures

PART I

Item 1.  Business

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements relating to our business and strategy.  These forward-looking statements involve risks and uncertainties.  Many forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below in the section entitled “Risk Factors” under Part II, Item 7 of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

As used in the Form 10-K, “SCO,” and “OpenServer” are trademarks or registered trademarks of our Company in the United States and other countries.  “UNIX” and “UnixWare” are registered trademarks of The Open Group in the United States and other countries.  All other brand or product names are or may be trademarks of, and are used to identify the products and services of, their respective owners.  As used herein, the “Company” or “us,” “we,” “ours,” or similar terms refer to The SCO Group, Inc. and our operating subsidiaries.

Overview

We own the UNIX operating system and are a provider of UNIX-based products and services.  We generate revenue from sales of our UNIX-based products and services through our UNIX business and from sales of SCOsource intellectual property (“IP”) licenses and vendor licenses of our UNIX technology through our SCOsource business.  Our core business is to sell and service our UNIX software products to small-to-medium sized businesses and franchisees or branch offices of Fortune 1000 businesses.  Our most significant products that drive the majority of our UNIX revenue are OpenServer and UnixWare.  During fiscal year 2004, we released a new version of our UnixWare product and we intend to continue to maintain our core UNIX business in fiscal year 2005 by continuing our research and development efforts.  We plan to release the next major upgrade to our OpenServer product during the first half of calendar year 2005.

We developed our SCOsource initiatives as part of our ongoing efforts to establish and protect our intellectual property rights, particularly relating to our ownership of the UNIX source code.  In reviewing our intellectual property rights in 2003, we became aware that parts of or modifications made to our proprietary UNIX source code and derivative works have been included in the Linux operating system without our authorization or appropriate copyright attribution.

In connection with our SCOsource initiatives, in March 2003, we filed a complaint against International Business Machines Corporation (“IBM”), alleging, in part, that IBM had breached its license agreement with us by, among other things, inappropriately contributing UNIX source code and derivative works to the open source community and seeking to use its knowledge and methods related to UNIX source code and derivative works and modifications licensed to it to decrease the value of the UNIX operating system in favor of promoting the Linux operating system, of which it has been a major backer.  Based on these alleged breaches, we delivered to IBM notice of termination of our license agreement with IBM that permitted IBM’s use of our UNIX source code in developing its AIX operating system.

In addition to our action against IBM, we have filed other complaints against such companies as Novell, Inc. (“Novell”), AutoZone Inc. (“AutoZone”), and DaimlerChrysler Corporation (“DaimlerChrysler”).  We describe our legal action against these parties and the procedural status of these cases in more detail below under Part I, Item 3 of this Form 10-K.

Historical Information

We originally incorporated as Caldera Systems, Inc., a Utah corporation (“Caldera Systems”), in August 1998, and reincorporated as a Delaware corporation in March 2000, when we completed an initial public offering of our common stock.  In May 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. (“Caldera International”) to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, now known as Tarantella, Inc.  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International.  On May 16, 2003, our stockholders approved our corporate name change from Caldera International, Inc. to The SCO Group, Inc.

UNIX Business

Background

Our core business focus is to serve the needs of small-to-medium sized businesses, including branch offices and franchisees of Fortune 1000 companies, by providing reliable, cost-effective UNIX operating systems and software products to power computers based on the Intel architecture.  We also provide a full range of pre- and post-sale technical support for all of our products, primarily focusing on OpenServer and UnixWare.  Additionally, we provide UNIX-based technical support services and consulting services.

Our largest source of revenue for our core UNIX business is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers (collectively, “resellers”).  We have a presence in a number of countries that provides support and services to resellers and end-user customers in those geographic areas.  The other principal channel for selling and marketing our products is through large corporations which have a large number of branch offices or franchisees.  We access these corporations through their information technology or purchasing departments.  In addition, we also sell our UNIX products to original equipment manufacturers (“OEMs”).

The UNIX operating system, which we own, was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of developing programs.  Over the years, the UNIX operating system has been adapted for almost every OEM’s hardware architecture, and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments.  We own a broad and deep set of intellectual property rights relating to the UNIX operating system which we intend to continue to enforce and protect through our SCOsource initiatives, described in more detail below in the subsection entitled “SCOsource Initiatives” under the section entitled “SCOsource Business.”

UNIX has had a long history of small business implementation, and has a large and loyal base of both customers and vendors that provides solutions and applications.  On the Intel platform, our OpenServer and UnixWare products represent a low-cost UNIX operating system available for business.  Our UNIX product offerings permit businesses, particularly small businesses, to take advantage of the reliability of UNIX at a relatively low cost.

Current Status and Strategy

Sales of our UNIX-based products and services have been declining over the last several years.  This decline in revenue has been primarily attributable to significant competition from alternative operating systems, particularly Linux.

We anticipate that our OpenServer and UnixWare products will continue to provide a future revenue stream for our UNIX business.  Unless there is a change in the current operating system environment, we expect revenue from these products will continue to decline.  Both of these UNIX products have a strong and loyal existing customer base and constitute a well-known brand with a reputation for quality and reliability.  We also have a seasoned, mature sales channel of resellers focused on the small-to-medium sized business market.  This channel is a unique asset that should allow us to continue to provide reliable UNIX operating systems for small-to-medium sized business customers.

In fiscal year 2005, we intend to focus our development resources on releasing our next OpenServer product and maintaining our recently updated UnixWare product.  We anticipate that the benefits of our next OpenServer product will be increased system reliability and performance, backward compatibility with existing applications and software, increased application support, increased hardware support and integration with widely used internet applications.  We also plan to focus development resources on augmenting our current UNIX products and our application products with other products that will solve business problems for our existing installed base of customers.  Our research and development efforts are described in more detail below in the subsection entitled “Software Engineering and Development.”

Competition

We face direct competition in the operating system market from Linux operating system providers, other non-UNIX operating system providers and other UNIX-based operating system providers.  In the operating system market, some of our competitors include IBM, Red Hat, Novell, Hewlett-Packard, Microsoft, and Sun.  Operating systems, primarily Linux, are aggressively taking market share away from UNIX and our UNIX revenue has declined over the last several years.

We believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability and breadth of hardware compatibility.  Notwithstanding these factors, our revenue has declined over the last several years.  Many of our competitors are significantly larger than we are and have much greater access to funding, technical expertise, marketing, and research and development.  In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining or retaining significant market share.  Additionally, the assertion of our legal rights relating to our UNIX ownership and related copyrights and our other legal actions has resulted in us becoming the focus of a significant amount of negative publicity from various sources that has hampered our ability to compete favorably to some degree.

The success of our UNIX business will, in large measure, depend on the level of commitment and certification we receive from industry partners and developers.  In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products.  This trend continued in fiscal year 2004, and we believe that it will continue in fiscal year 2005.  If this trend does continue as expected, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline, possibly at an even faster rate than it has declined over the last several years.  The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our SCOsource initiatives.

Products and Services

OpenServer.  OpenServer is our UNIX-based offering targeted at small-to-medium businesses.  Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers’ needs and achieve a competitive advantage.  OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments.  We continue to aggressively support existing users of

OpenServer, keeping the operating system current with hardware platforms available in the market.  The latest release, OpenServer 5.0.7, began shipping in February 2003.  We anticipate releasing the next version of OpenServer in the first half of calendar year 2005.

UnixWare.  UnixWare is our UNIX-based offering targeted at medium-size businesses and enterprise customers.  UnixWare is an advanced deployment platform for industry standard Intel processor systems.  UnixWare is a foundation for solutions where proven scalability, reliability and affordability are critical.  UnixWare includes enhancements and refinements to the UNIX platform, representing significant added value for existing UnixWare customers.  The latest release of UnixWare, UnixWare 7.1.4, began shipping in May 2004.

SCO Applications.  We have released two application products: SCO Office Server and SCO Web Services Substrate (“WSS”).  These products run in conjunction with our UNIX operating systems.  SCO Office Server provides smaller companies the ability to send and receive e-mail messages, set calendar appointments, and perform other collaboration tasks using standard client software.  SCO WSS enables business users to modernize their legacy applications, making them function with modern systems that more readily share data for improved efficiency.  These application products represent increased capability and functionality for our UNIX customers.

Technical Support Services.  We provide a full range of pre- and post-sale technical support for all of our products, primarily focusing on OpenServer and UnixWare.

We also provide technical support to our partners, including resellers, hardware and software vendors and solution providers, as well as directly supporting our end-user customers.  Our partners have the option to direct their customers to us for technical support or to provide first-level customer support themselves and utilize our technical expertise for second-tier support.

Technical support services include a range of options from single incident email and telephone support to dedicated “enterprise” level support agreements.  Customers seeking additional technical support directly from us may enter into service agreements that best suit their needs.

Other Services.  Our other services include software development and programming, migration tools and services and assisting customers with modernizing and integrating legacy applications with web services.  We assist our end-user customers and solution providers in planning, creating, implementing and deploying business application solutions.

Strategic Alliances

We have business alliances with a number of key global industry partners.  These relationships encompass product integration, two-way technology transfers, product certification, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education.  The objectives of these partnerships include providing complete hardware and software UNIX solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating demand for our products.  We also have alliances with a number of solution providers who write and develop custom applications to run on UNIX operating systems.  Most of our small business customers that cannot afford high-end solutions or an information technology staff rely on one of our channel partners for these services.  Maintaining these strategic alliances in fiscal year 2005 will be critical to the success of our UNIX business, and in particular, to the success of our next OpenServer product.  We intend to continue to keep relationships with key partners in certain vertical markets such as retail, medical/pharmaceutical, manufacturing and accounting where our UNIX operating systems have an existing presence.  Our efforts to maintain or expand industry partnerships may be adversely impacted by our SCOsource initiatives.

Sales and Marketing

Our UNIX sales and marketing or field operations are organized by geographic area:  our Americas division and our International division.  Each division includes a sales organization, field marketing, pre- and post-sales technical support, and local professional services personnel.

Americas.  The Americas team has field sales and support personnel located around the United States, Latin America and Canada.  This region delivered approximately 56 percent of the total UNIX revenue for fiscal year 2004.  The sales team is organized into Area Sales Managers (“ASMs”), who each manage a specific geographic area and support our resellers and channel partners as well as service our corporate account customer base, including OEM partners.  ASMs have the following specific roles:

•                  Channel Sales – ASMs manage our relationships with our resellers and vertical solution providers.  Resellers sell numerous solutions to small business customers in their geographic territory.  Vertical solution providers provide bundled applications to specific vertical markets, which include retail point of sale, manufacturing, accounting and medical/pharmaceutical.  Many of our resellers and vertical solution providers purchase operating system platform products directly from us.  In order to efficiently support the thousands of smaller resellers and vertical solution providers, we contract with several major distributors in a two-tier distribution model.

•                  Corporate Sales – ASMs also sell directly to our major corporate accounts with branch offices or franchisees and other large corporations.  Typically, these customers have an existing suite of third-party or internally developed applications designed to run on our dependable and scalable OpenServer or UnixWare operating systems.  In many cases, our operating system and the application are then deployed in an identical fashion across thousands of branch offices or franchisees.

International.  The International region delivered approximately 44 percent of our UNIX revenue for fiscal year 2004 and includes EMEA (Europe, the Middle East and Africa) and Asia Pacific.  We have a presence in many major countries, including the United Kingdom, Germany, France, Italy, Spain, China, Korea, India, Japan, Australia and Taiwan.

The country sales teams perform the same functions as the Americas sales team, including channel sales, corporate account sales and OEM sales.  In the International division, particularly in smaller countries, one sales representative will manage both channel and major account sales within that country.  The International division also uses local distributors in each location to process all channel orders.

We consider our indirect sales channel one of our most valuable assets.  In addition to the current revenue this channel produces, our reseller partners are valuable for the influence they possess on the purchasing decisions of small businesses.  Our resellers are often not only the primary point of contact for their small businesses customers’ purchasing decisions, but their customers’ outsourced information technology department.  The reach of our network of resellers into the small business community is broad as evidenced by our large install base of servers running various versions of our OpenServer and UnixWare operating systems.  A critical key to our future success will depend in part on our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers.

Our marketing efforts support our sales and distribution efforts, promotions and product introductions, and include marketing activities to promote our UNIX products.  Pull marketing is focused on branding, solutions, advertising, tradeshows, press releases, white papers and marketing literature.  In particular, our marketing strategy consists of:

•                  branding our UNIX products through public relations and advertising activities;

•                  creating an effective partner program to generate brand awareness and promote our UNIX products; and

•                  increasing public awareness of our UNIX products by participating in strategic tradeshows, conferences and technology forums.

Information regarding financial data by geographic regions and long-lived assets is set forth in Part II, Item 8 of this Form 10-K in the notes to consolidated financial statements.

Software Engineering and Development

We have taken steps to improve our UNIX software products to maintain system reliability, maintain backward compatibility, increase application support, provide broad hardware support, better integrate widely used internet applications, improve usability, and increase system performance.  While we believe that these product enhancements will extend the life and improve the functionality of our UNIX products, they will not result in significant revenue increases in the short-term due to the long adoption cycle for new operating system purchases and the length of our operating system product sales cycle.  However, we do believe that these improvements will extend the life of our current UNIX products.

Technology trends in the central processing unit (“CPU”) market have enabled our 32-bit operating systems and associated applications to run on 64-bit hardware.  These developments have significantly reduced the entry cost into the 64-bit market.  We have assigned a limited, but skilled amount of resources to develop a 64-bit version of our operating system technology.  Our objective in making this investment is to provide our current and new customers a long-term product roadmap that will provide them a seamless upgrade path to 64-bit computing.  We expect this investment to provide future returns as we give customers confidence in their commitment to our technologies.

Our product development process is modeled to standard, commercial software engineering practices and we apply these practices to ensure consistent product quality.  As a result, we are able to offer our platform products to OEM customers in several configurations without significant additional effort.

SCOsource Business

Background

We acquired our rights relating to the UNIX source code and derivative works and other intellectual property rights when we purchased substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, Inc. in May 2001.  The Santa Cruz Operation (now known as Tarantella, Inc.) had previously acquired such UNIX source code and other intellectual property rights from Novell in September 1995, which technology was initially developed by AT&T Bell Labs.  Through this process, we acquired all UNIX source code, source code license agreements with thousands of UNIX vendors, certain UNIX intellectual property, all claims for violation of the above mentioned UNIX licenses and copyrights and other claims, and the control over UNIX derivative works.  The UNIX licenses we obtained have led to the development of several proprietary UNIX-based operating systems, including but not limited to our own UnixWare and OpenServer products, IBM’s AIX, Sequent’s DYNIX/Ptx, Sun’s Solaris, SGI’s IRIX and Hewlett-Packard’s HPUX.  These operating systems are all derivatives of the original UNIX source code owned by us.

The success of our SCOsource business depends on our ability to protect and enforce our rights to proprietary UNIX source code, copyrights and other intellectual property rights.  To protect our proprietary rights, we rely primarily on a combination of copyright laws, contractual rights and a detailed legal strategy.

In fiscal year 2003, we commenced our first SCOsource initiative in which we began reviewing the status of our existing UNIX license agreements with UNIX vendors and to identify those in the software industry that may be using our intellectual property without obtaining the necessary licenses.  As part of this process, we became aware that parts of our proprietary UNIX source code and derivative works had been included in the Linux operating system without attribution or our authorization in violation of our intellectual property rights.  We filed a complaint against IBM in March 2003 alleging that IBM breached its license agreement with us related to its efforts to promote and support the Linux operating system.  In addition to our action against IBM, we have filed other complaints against Novell, AutoZone, and DaimlerChrysler.  In our litigation with Novell, we seek relief for, among other things, Novell’s alleged bad faith efforts to interfere with our copyrights related to our UNIX source code.  A related lawsuit was filed against us by Red Hat, Inc. (“Red Hat”). We describe our legal actions in more detail below under Part I, Item 3 of this Form 10-K.

SCOsource Initiatives

Reviewing and Evaluating Existing UNIX Licenses.  As mentioned above, in fiscal year 2003 we began reviewing the status of our existing UNIX license agreements with UNIX vendors and entered into two significant vendor license agreements.  This review continued in fiscal year 2004 and will continue in fiscal year 2005.

SCOsource IP License.  In August 2003, we first offered to Linux and other end users a license to use our UNIX intellectual property.  The SCOsource IP license permits the use of our UNIX intellectual property, in binary form only, as contained in the Linux operating system.  By purchasing the license, customers will properly compensate us for our UNIX intellectual property as currently found in Linux.  The SCOsource IP license was created in response to requests to provide a licensing program for those in the industry using our UNIX intellectual property to allow them to continue to run their mission-critical business solutions running in other environments.  We will continue to pursue our SCOsource IP licensing initiative in fiscal year 2005.

Intellectual Property Protection

Our SCOsource initiatives rely primarily on a combination of contract rights, copyright laws and an aggressive legal strategy.  We also require that our employees and consultants sign confidentiality and nondisclosure agreements.  We also regulate access to, and distribution of, our documentation and other proprietary information.

We cannot guarantee the success of our SCOsource initiatives and other efforts to protect and enforce our intellectual property rights, but we will continue to seek to enforce and pursue these rights through the legal system.  Additionally, we cannot be certain that we will succeed in preventing the future misappropriation of our proprietary information including copyrights and other intellectual property rights or that we will be able to prevent the unauthorized future use of our technology.

Current Status and Strategy

In fiscal year 2004, we continued to pursue our SCOsource initiatives.  The revenue generated from our SCOsource initiatives in fiscal year 2004 was significantly less than revenue generated in fiscal year 2003.  Fiscal year 2004 SCOsource revenue was primarily generated from SCOsource IP licenses.  For fiscal year 2005, we plan to continue to review and evaluate our UNIX license agreements and pursue large vendor contracts, such as those completed in fiscal year 2003, and plan to further pursue our SCOsource initiatives.

We also plan to continue to pursue our litigation against IBM, Novell, AutoZone, and DaimlerChrysler and defend against the claims asserted by Red Hat.

Employees

As of October 31, 2004, we had a total of 200 full-time equivalent employees.  Of the total employees, 64 were in product development, 46 in sales, 16 in marketing, 21 in customer service and technical support, 10 in customer delivery, 7 in SCOsource and 36 in administration (which includes finance, human resources, executive management and information systems).  From time to time, we also engage independent contractors to support our professional services, product development, sales and marketing organizations.  Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage.  In general, we believe our relations with our employees are good.

Item 2.  Properties

We are headquartered in Lindon, Utah, where we lease administrative, sales and marketing facilities.  We lease additional facilities for administration, sales and marketing and product development in Scotts Valley, California and Murray Hill, New Jersey.  The leases for our facilities expire at various dates through fiscal year 2008.

Our international field operations occupy leased facilities in France, Japan, Germany, India, and the United Kingdom among others.  The leases for these field operation facilities expire at various dates through fiscal year 2010.

We believe that our existing facilities are adequate to meet current business and operating requirements and that additional office space will be available to meet our needs if required.

Item 3.  Legal Proceedings

IBM Corporation

On or about March 6, 2003, we filed a complaint against IBM.  This action is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  The initial complaint included claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The initial complaint also alleged that IBM had used and distributed information concerning the UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  As a result of IBM’s actions, we are requesting damages in an amount to be proven at trial, together with additional damages through and after the time of trial.  On or about June 13, 2003, we delivered to IBM a notice of termination of IBM’s UNIX license agreement, which underlies IBM’s AIX software.

On or about June 16, 2003, we filed an amended complaint in the IBM case.  The amended complaint essentially restated and re-alleged the allegations of the initial complaint and expanded on those claims.  Among other things, the amended complaint raised new allegations regarding IBM’s breaches (in ways similar to those set forth above) of a UNIX license agreement involving Sequent Computer Systems, Inc. (“Sequent”), which IBM had acquired.  We have sought damages for breaches of the Sequent license agreement.  We are also seeking injunctive relief on several claims.

IBM has filed a response and counterclaims to our complaint, including a demand for a jury trial.  We have filed an answer to the IBM counterclaims denying the claims and asserting affirmative defenses.  On February 4, 2004, we filed a motion for leave to file amended pleadings in the case proposing to amend our complaint against IBM and to modify our affirmative defenses to IBM’s counterclaims.  On February 25, 2004, the court granted our motion for leave to amend.

Our second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM filed an answer and fourteen counterclaims.  Among other things, IBM has asserted that we do not have the right to terminate IBM’s UNIX license and IBM has claimed that we have breached the GNU General Public License and have infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights.

On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both us and IBM.

We thereafter filed motions to amend the scheduling order and to bifurcate IBM’s patent counterclaims into a separate action.  A hearing on those latter two motions was held on June 8, 2004.  The court issued its ruling on June 10, 2004, granting our motion to amend the scheduling order, with certain changes.  The court also denied the motion to bifurcate the patent counterclaims without prejudice to our right to request bifurcation again at a later date.

Following a hearing on October 19, 2004, on January 19, 2005, the Magistrate Judge issued a further order granting in part and denying in part discovery applications that we had made.  In that order, the court ordered IBM to produce much of the information, including source code and revision information, we had previously requested.  The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order which both parties have done.

On February 9, 2005, the U.S. District Judge ruled on several pending dispositive motions.  The Court denied the three motions for partial summary judgment that IBM had filed – on our contract claims, on IBM’s eighth counterclaim for copyright infringement and on IBM’s tenth counterclaim for a declaration of non-infringement of our copyrights.  The Court denied each of those motions without prejudice to IBM’s renewing or refiling the motions after discovery is complete.  The Court also denied our motion to stay or dismiss IBM’s tenth counterclaim.  The Court ordered that no further dispositive motions could be filed until the close of discovery, except by stipulation of the parties, and vacated its prior order, dated September 30, 2004, to the extent that order had granted permission to file dispositive motions before the close of discovery.

In addition to the materials that have been publicly filed with the court, certain information has been filed under seal in accordance with the protective order entered in the case.  On November 30, 2004, a third party filed a motion to intervene in the case for the purpose of challenging the sealing of certain documents with the court.  Additional groups have joined in that motion.  That motion has been scheduled for a hearing on April 26, 2005.

We have also filed a motion for leave to file a third amended complaint to allege an additional copyright violation against IBM in the case.  We expect that matter to be heard by the court in the next few months.  Discovery is continuing in the case.

Red Hat, Inc.

On August 4, 2003, Red Hat filed a complaint against us. The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03–772.  Red Hat asserts that the Linux operating system does not infringe our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel, and disparagement.

On or about September 15, 2003, we filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserted that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserted that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity.  On April 6, 2004, the court issued an order denying our motion to dismiss; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat has filed a motion for reconsideration.  No ruling has been issued on that motion.  We intend to vigorously defend this action.

Novell, Inc.

On January 20, 2004, we filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our ownership of copyrights related to our UNIX source code and derivative works and our UnixWare product.  The case, after removal to federal court, is pending in the United States District Court for the District of Utah, under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.  In the lawsuit, we requested preliminary and permanent injunctive relief as well as damages.  Through these claims we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

Novell removed the case to federal court and also filed a motion to dismiss our complaint claiming that it had never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.).  We filed a response to Novell’s motion to dismiss and have also filed a motion to remand the case back to the state court.  On June 10, 2004, the court issued a memorandum decision and order which denied our motion to remand the case to state court.  The memorandum decision also denied in part and granted in part Novell’s motion to dismiss.  The court granted Novell’s motion to dismiss regarding our allegations of special damages, but granted us thirty-days leave to amend our complaint to plead special damages with greater specificity.  We have filed our amended complaint and Novell has responded with another motion to dismiss claiming, among other things, that Novell’s false statements were not made with malice and are privileged under the law.  That motion has been briefed by the parties and is scheduled to be argued to the court on May 25, 2005.  We plan to continue to vigorously pursue our claims against Novell.

DaimlerChrysler Corporation

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX license agreement.  The lawsuit alleges that DaimlerChrysler breached its UNIX software agreement by failing to provide an adequate or timely certification of its compliance with that agreement as we requested.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.

On April 15, 2004, DaimlerChrysler filed a motion to dismiss our claims.  DaimlerChrysler’s motion was heard on July 21, 2004, and the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification but denied the motion as to whether the certification was timely.  Based on this ruling, we filed a motion to stay the case pending the clarification of certain issues in the IBM litigation.  The court denied the motion to stay.  Based on a stipulation of the parties, however, the court signed an order of dismissal without prejudice.  The appellate court has dismissed our appeal of the

July 21, 2004 ruling finding that the order was not a final, appealable order; we are evaluating our options regarding the appellate court’s ruling.

AutoZone, Inc.

On or about March 2, 2004, we brought suit against AutoZone, Inc. for its alleged violations of our UNIX copyrights through its use of Linux.  Our lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V.  The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case.  On August 6, 2004, the federal court in Nevada entered an order granting AutoZone’s motion to stay the case with 90-day status reports to the court.  The court denied without prejudice AutoZone’s motion for a more definite statement and its motion to transfer the case to Tennessee.  The court is allowing the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief.  We are pursuing that discovery and continuing to evaluate our claims in that regard.

IPO Class Action Matter

We are an issuer defendant in a series of class action lawsuits, involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).  The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during our initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended.

The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the court for approval.  If the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to our directors and us.

We have notified our underwriters and insurance companies of the existence of the claims.  We believe, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position and will not exceed the $200,000 self-insured retention amount already paid or accrued by us.

Other Matters

In April 2003, a former Indian distributor of ours filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that we trade in India only through the distributor and/or give a security deposit until the claim is paid. The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets.  We do not believe that we are responsible to reimburse the distributor for any operating costs and also believe that the return rights related to any remaining inventory have lapsed.  Discovery has commenced and hearings on the requests for interim relief have been held and are ongoing.  We intend to vigorously defend this action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock initially traded on The Nasdaq National Market beginning in March 2000, but has been traded on The Nasdaq SmallCap Market since February 2003.  In September 2002, we changed our trading symbol from “CALD” to “SCOX.”  As of February 18, 2005, the trading symbol for the common stock was changed from “SCOX” to “SCOXE” as a result of our failure to make a timely filing of this Form 10-K.  The table below sets forth the range of high and low closing prices of our common stock as reported on The Nasdaq National Market and The Nasdaq SmallCap Market, as applicable, for the last two years.

	SCO Common Stock
	High	Low
Fiscal Year 2004
Quarter ended January 31, 2004	$19.08	$13.65
Quarter ended April 30, 2004	14.40	6.27
Quarter ended July 31, 2004	6.34	4.03
Quarter ended October 31, 2004	5.10	2.98

Fiscal Year 2003
Quarter ended January 31, 2003	$1.70	$1.22
Quarter ended April 30, 2003	3.27	1.09
Quarter ended July 31, 2003	14.84	3.21
Quarter ended October 31, 2003	20.50	9.29

On March 29, 2005, the closing sales price for our common stock as reported by The Nasdaq SmallCap Market was $3.52.  As of March 28, 2005, there were 340 holders of common stock of record.

Dividend Policy

We have not historically declared or paid any cash dividends on shares of our common stock and plan to retain our future earnings, if any, to fund the development and growth of our business.

Equity Compensation Plans

We maintain our 1998 Stock Option Plan, our 1999 Omnibus Stock Incentive Plan, our 2002 Omnibus Stock Incentive Plan, our 2004 Omnibus Stock Incentive Plan and our 2000 Employee Stock Purchase Plan (the “ESPP”).  We are no longer granting awards under the 1998 Stock Option Plan, which was superseded by the 1999 Omnibus Stock Incentive Plan.

The following table provides information about equity awards under our equity compensation plans as of October 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	3,421,000	$4.05	2,077,000	(1) (2)

(1)          The 2004 Omnibus Incentive Plan incorporates an evergreen formula pursuant to which on each November 1, the aggregate number of shares reserved for issuance under the 2004 Plan will increase by a number of shares equal to three percent of the outstanding shares on the day preceding (October 31).  The ESPP incorporates an evergreen formula pursuant to which on January 1 of each year the aggregate number of shares reserved for issuance under the ESPP will increase by a number of shares equal to one percent of the outstanding shares on the day preceding (December 31).

(2)          Of these shares, 248,000 shares remain available for purchase under the ESPP.

Recent Sales of Unregistered Securities

We have issued shares and granted options under our 1998 Stock Option Plan, 1999 Omnibus Stock Option Plan, the ESPP, 2002 Omnibus Stock Incentive Plan, and 2004 Omnibus Stock Incentive Plan (collectively, the “Equity Compensation Plans”) without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require us to pay fines or impose other sanctions on us.  Although we are evaluating the possible actions we may take in response to these securities law compliance issues, we may, subject to obtaining required regulatory approvals, make a rescission offer to certain plan participants that hold unexercised options (in California, Georgia and possibly other states) or shares acquired under the Equity Compensation Plans or that otherwise are entitled to recover damages from us in respect of such shares they have sold.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2004, we did not purchase any of our equity securities.

Item 6.  Selected Financial Data

The following selected financial data set forth below should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 of this Form 10-K.  The selected statement of operations data for the years ended October 31, 2004, 2003 and 2002 and the selected balance sheet data as of October 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes in this Form 10-K.

The selected statement of operations data for the years ended October 31, 2001 and 2000 and the selected balance sheet data as of October 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$42,809	$79,254	$64,241	$40,441	$4,274
Gross margin	15,711	59,332	45,925	25,518	253
Income (loss) from operations	(28,573)	3,436	(24,176)	(133,636)	(31,999)
Net income available (loss applicable) to common stockholders	(16,227)	5,304	(24,877)	(131,357)	(39,176)
Basic net income (loss) per common share	$(1.07)	$0.43	$(1.93)	$(10.92)	$(4.76)
Diluted net income (loss) per common share	$(1.07)	$0.34	$(1.93)	$(10.92)	$(4.76)
Weighted average basic common shares	15,155	12,261	12,893	12,024	8,231
Weighted averaged diluted common shares	15,155	15,679	12,893	12,024	8,231

	As of October 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,693	$64,428	$6,589	$20,541	$36,560
Working capital (deficit)	15,413	37,168	(6,332)	14,401	88,680
Total assets	55,400	94,952	37,406	74,859	107,518
Long-term liabilities	343	508	1,625	5,925	—
Redeemable preferred stock	—	29,671	—	—	—
Common stock subject to rescission	528	—	—	—	—
Total stockholders’ equity	21,702	19,516	8,177	34,604	102,215

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward Looking Statements and Factors That May Affect Future Results and Financial Condition” and the subsection entitled “Risk Factors” below.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K.  All information presented herein is based on our fiscal year ended October 31, 2004.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historical Background.  We originally incorporated as Caldera Systems, Inc., a Utah corporation (as previously defined, “Caldera Systems”), on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. (as previously defined, “Caldera International”) to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation (now known as Tarantella, Inc.).  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International.  On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.

Recent Developments.  As described in the section entitled “Recent Sales of Unregistered Securities” above in Part II, Item 5 of this Form 10-K,  we issued shares and granted options under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Although we are evaluating the possible actions we may take in response to these securities law compliance issues, we may make a rescission offer to certain plan participants entitled to rescission rights subject to obtaining required regulatory approvals.  If our potential rescission offer is made and accepted by all plan participants holding certain ESPP shares and all shares acquired from the exercise of stock options, or such participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $528,000.  This amount is based on ESPP shares and shares issued upon the exercise of stock options that have been retained by plan participants as of October 31, 2004 and excludes interest and other charges we may be required to pay.  We may face additional rescission liability to plan participants holding unexercised stock options in California, Georgia and possibly other states, and regulatory authorities also may require us to pay fines or impose other sanctions on us.

On February 16, 2005, we received a notice from the staff of The Nasdaq Stock Market indicating that we are subject to potential delisting from The Nasdaq SmallCap Market for failure to comply with Nasdaq’s requirement to file this Form 10-K for the fiscal year ended October 31, 2004 in a timely fashion.  Receipt of the notice did not result in immediate delisting of our common stock.  Nasdaq stated that, unless we requested a hearing on Nasdaq’s delisting notice, our securities would be delisted from The Nasdaq SmallCap Market at the opening of business on February 25, 2005.

We requested a hearing with the Nasdaq Listing Qualifications Panel on this matter, which stayed the delisting pending the hearing and a determination by the Nasdaq Listing Qualifications Panel.  The hearing occurred on March 17, 2005.  At the hearing, we outlined for the Panel our plan for filing this Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of the current fiscal year (the “Form 10-Q”), which also was not filed in a timely fashion.  On March 18, 2005, we received another notice from the staff of The Nasdaq Stock Market regarding our potential delisting as a result of our failure to file the Form 10-Q in a timely fashion.  The notice informed us that the Panel will consider the filing delinquency of our Form 10-Q in addition to the filing delinquency of this Form 10-K in rendering its decision regarding our listing status.  We will continue to be listed on The Nasdaq SmallCap Market under the symbol SCOXE pending the issuance of the Panel’s decision.

On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”).  The Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in our current litigation between us and IBM, Novell, Red Hat, AutoZone and DaimlerChrysler (the “SCO Litigation”), through the end of the current litigation between us and IBM.  This litigation is described in more detail under Part I, Item 3 of this Form 10-K.

Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for certain previously accrued expenses totaling $13,906,000 at October 31,

2004 and all future attorney fees in connection with the SCO Litigation through the end of the current litigation between us and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of October 31, 2004, this $5,000,000 was classified as a component of restricted cash.  We paid the $13,906,000 subsequent to October 31, 2004.

Future legal fees covered under the Engagement Agreement will require us to pay to the Law Firms $2,000,000 per quarter for each successive quarter beginning September 1, 2004 and ending December 1, 2005 for a total amount of $12,000,000, of which $10,000,000 will be paid in fiscal year 2005.  In the first quarter of fiscal year 2005, we made the quarterly payments for September 2004 as well as December 2004 for a total of $4,000,000.  The payment of these fees has had and will continue to have a material impact on our cash position.

In addition to the cash expenditures mentioned above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a recovery from our litigation, our intellectual property licensing or a sale of our company.  The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:

•                  33 percent of any aggregate recovery amounts received up to $350,000,000;

•                  plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•                  plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.

The Engagement Agreement specifically provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with the SCO Litigation through the end of the current litigation between us and IBM, including any appeals.

Business Focus

We generate revenue from sales of product and services from our UNIX business and from sales of SCOsource IP licenses and vendor licenses from our SCOsource business.

UNIX Business.  Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running on Intel architecture.  Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners which includes distributors and independent solution providers.  We have a presence in a number of countries that provide support and services to customers and resellers.  The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.

We access these corporations through their information technology or purchasing departments with our ASMs in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to OEMs.  Our sales of UNIX products and services during the last several fiscal years have been primarily to pre-existing UNIX customers and not newly acquired customers.  Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.

The following table shows the operating results of the UNIX business for fiscal years 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenue	$41,980	$53,408	$64,241
Cost of revenue	7,355	10,422	18,316
Gross margin	34,625	42,986	45,925
Sales and marketing	15,806	24,392	29,554
Research and development	10,126	11,012	17,558
General and administrative	7,385	6,230	9,307
Other (1)	9,008	5,306	13,682
Total operating expenses	42,325	46,940	70,101
Loss from operations	$(7,700)	$(3,954)	$(24,176)

(1)          Other costs include amortization of intangibles, stock-based compensation, loss on disposition and write-offs of long-lived assets, loss on investments and severance and exit costs.

Revenue from our UNIX business decreased by $11,428,000, or 21 percent, for fiscal year 2004 compared to fiscal year 2003 and decreased by $10,833,000, or 17 percent, for fiscal year 2003 compared to fiscal year 2002.  The revenue from this business has been declining over the last several fiscal years primarily as a result of increased competition from alternative operating systems, particularly Linux.  If revenue from our UNIX business continues to decline and we are unable to generate positive cash flow, our UNIX business will be adversely impacted.

In an effort to try to reach profitability in our UNIX business, we have decreased our operating costs and increased our gross margin percentage in each of the last three fiscal years.  Operating costs for our UNIX business decreased from $70,101,000 for fiscal year 2002 to $46,940,000 for fiscal year 2003, and then further decreased to $42,325,000 for fiscal year 2004.  These cost reductions have primarily been attributable to reduced headcount and continued operational efficiencies generated in our UNIX business as well as from the consolidation of certain facilities.  During fiscal year 2004, we incurred a charge for severance and exit costs of $3,168,000 and incurred a loss on disposition and write-off of long lived assets of $2,355,000.  Both of these charges negatively impacted our loss from operations for fiscal year 2004.

In our UNIX business, we have reduced the number of full-time equivalent employees from 340 as of October 31, 2002, to 295 as of October 31, 2003 to 193 as of October 31, 2004.  We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence.  Based on our cost-cutting actions, we anticipate that our UNIX business will generate positive cash flow during fiscal year 2005.

The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives.  The decline in our UNIX business and our SCOsource initiatives may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in revenue from our UNIX business.

An important initiative for our UNIX business for the 2005 fiscal year will be the release of a new version of our OpenServer operating system in the first half of calendar year 2005.  This new version will provide increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integration with widely used internet applications and increased system performance.  These enhancements will not have a direct impact on our short-term OpenServer revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle, but we believe that they will help prolong our OpenServer revenue stream for future quarters.

SCOsource Business.  During the 2003 fiscal year, we became aware that our UNIX code and derivative works had been inappropriately included in the Linux operating system.  We believe the inclusion of our UNIX code and derivative works in Linux has been a major contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system but pay only minimal fees, if any, for service and maintenance.  The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

In an effort to protect our UNIX intellectual property, we initiated our SCOsource business.  These initiatives now include seeking to enter into license agreements with UNIX vendors and offering SCOsource IP licenses to Linux and other end users allowing them to continue to use our UNIX source code and derivative works found in Linux.  Our SCOsource efforts resulted in the execution of two significant vendor license agreements during fiscal year 2003, but we did not enter into any significant vendor license agreements in fiscal year 2004.  Our revenue for fiscal year 2004 was significantly lower than revenue generated in fiscal year 2003.  We believe and allege revenue and related revenue opportunities for fiscal year 2004 were adversely impacted by our outstanding dispute with Novell over our UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

During fiscal year 2004, we began assigning direct resources to the SCOsource business for sales and marketing, research and development and general and administrative.  There were no direct costs associated with selling, marketing, research and development and general and administration for the 2003 fiscal year and our SCOsource business did not exist during fiscal year 2002.  The following table shows the results of operations for the SCOsource business (in thousands):

	2004	2003	2002

Revenue	$829	$25,846	$—
Cost of revenue	19,743	9,500	—
Gross margin (deficit)	(18,914)	16,346	—
Sales and marketing	1,232	—	—
Research and development	486	—	—
General and administrative	241	—	—
Other	—	8,956	—
Total operating expenses	1,959	8,956	—
Income (loss) from operations	$(20,873)	$7,390	$—

Revenue from our SCOsource business decreased from $25,846,000 in fiscal year 2003 to $829,000 in fiscal year 2004.  During fiscal year 2003, the revenue generated was primarily attributable to two large vendor licenses, and we did not close any similar transactions during fiscal year 2004.  Revenue in fiscal year 2004 was primarily attributable to sales of our SCOsource IP licenses.  Cost of revenue increased from $9,500,000 in fiscal year 2003 to $19,743,000 in fiscal year 2004, which was primarily attributable to increased legal fees incurred in connection with our SCO Litigation.  Operating expenses for sales and marketing, research and development and general and administrative increased in fiscal year 2004 over fiscal year 2003 as certain employees were dedicated to this business initiative in fiscal year 2004.  The other expense in fiscal year 2003 of $8,956,000 was attributable to a contingency fee payable to the Law Firms incurred in connection with the October 2003 issuance of our now retired Series A Convertible Preferred Stock.  This fee was not for attorney’s fees for legal services which fees have been recorded as cost of SCOsource licensing revenue.

Our future success with our SCOsource initiatives and future revenue from SCOsource initiatives will depend on our ability to protect our UNIX intellectual property.

Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue.  This uncertainty represents a significant risk and challenge for us, both in the short and long term.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future.  We are unlikely to generate significant revenue from our SCOsource business unless and until we prevail in our SCO Litigation.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are contained in Linux.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

Our critical accounting policies and estimates include the following:

•                              Revenue recognition;

•                              Deferred income taxes and related valuation allowances;

•                              Fair value of derivative financial instrument and our now retired Series A-1 Convertible Preferred Stock;

•                              Severance and exit costs;

•                              Impairment of long-lived assets; and

•                              Allowances for doubtful accounts.

Revenue Recognition.  We recognize revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, as modified by SOP 98-9.  Revenue recognition in accordance with these pronouncements is complex due to the nature and variability of our sales transactions.  We recognize products revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

The majority of our revenue transactions relate to product–only sales.  On occasion we have revenue transactions that include multiple elements (such as products, maintenance, technical support services and other services).  For software agreements that have multiple elements, we allocate revenue to each component of the contract based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  We recognize revenue when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.  We recognize revenue allocated to undelivered products when the criteria for revenue recognition set forth above have been met.

Estimates used in revenue recognition include the determination of credit-worthiness of our customers, verification of sales-out reporting to end users through our two-tier distribution channel and the estimation of potential returns.  In addition to these estimates, we also provide reserves against revenue based on historical trends and experience.  To the extent our estimates are incorrect, or we are not able to maintain VSOE, our recognized revenue could be adversely impacted and would harm our results of operations.  Additionally, if our business conditions change or our revenue contracts begin to contain more multiple elements, our revenue recognition in future periods may be impacted because a larger component of revenue may be deferred.

Deferred Income Taxes and Related Valuation Allowance.  The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings and other future events, the effects of which cannot be determined.  We have provided a valuation allowance of $66,655,000 against our entire net deferred tax asset as of October 31, 2004.  The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.

Fair Value of Derivative Financial Instrument and Our Retired Series A-1 Convertible Preferred Stock.  In October 2003, we issued 50,000 shares of our redeemable Series A Convertible Preferred Stock.  The terms of the preferred stock included conversion and a number of redemption provisions that represented a derivative financial instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  We determined that the conversion feature was an embedded derivative financial instrument.

As of October 16, 2003, through the assistance of an independent valuation firm, we determined the initial fair value of the derivative was classified as a current liability $18,069,000 and the value of the preferred stock was $29,671,000.  We were required to account for the conversion feature as an embedded derivative since the preferred stock instrument did not entitle the holders to equity features such as voting rights and board representation.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as income as a change in fair value of derivative in other income in the statement of operations for fiscal year 2003.  During fiscal year 2004, the fair value of the derivative decreased and we recorded a total of $5,924,000 as income as a change in fair value of the derivative in other income.

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

Through the assistance of an independent valuation firm, we determined the fair value of the Series A-1 shares to be $45,276,000 as of February 5, 2004.  We recorded a dividend in the second quarter of fiscal year 2004 of $6,305,000, which reduced earnings available to common stockholders, related to the difference between the fair value of the Series A-1 shares and the carrying value of the previously issued Series A shares and related derivative.  This dividend was only one component of the total dividends recorded in fiscal year 2004.

The estimated fair value of the Series A-1 shares as of February 5, 2004 was calculated using a binomial model.  Specific assumptions used included:  2.7 years to maturity, 11 percent equivalent bond yield, risk-free rate of 2.4 percent and volatility of 130 percent.  Had different assumptions been used, the valuation result could have been different than reported, and that difference could have been material.  As described elsewhere in this filing, we repurchased all outstanding Series A-1 shares on July 21, 2004.  As of October 31, 2004, no Series A-1 shares remain outstanding.

Severance and Exit Costs.  Since fiscal year 2001, we have undertaken significant restructuring activities to reduce our ongoing cost of operations.  All restructurings that occurred prior to fiscal year 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  For restructuring activities initiated beginning with fiscal year 2003, we have accounted for the one-time termination benefits, contract termination costs and other associated costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  Other severance benefits have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.”

Each restructuring has required us to make estimates and assumptions related to losses on vacated facilities, provisions for termination benefits, outplacement costs and other costs.  Pursuant to the relevant accounting literature, we may record an accrual for amounts associated with a restructuring that are not paid in the current period.  We regularly evaluate the adequacy of the accruals based on changes in estimates.  We may incur future charges for new restructuring activities.

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

We performed an impairment analysis as of April 30, 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and determined that the goodwill and intangible assets related to the Vultus technology, which we acquired from Vultus, Inc. (“Vultus”) in June 2003, had been impaired.  We concluded that an impairment-triggering event occurred during the second quarter of fiscal year 2004 as we had a reduction in force that impacted our ability to move the Vultus initiative forward on a stand-alone basis and an anticipated partnership that would have solidified the Vultus revenue and cash flow did not materialize.  Consequently, we concluded that no significant future cash flows related to our Vultus assets would be realized.  As a result of these analyses, we wrote-down the carrying value of our goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote-down intangible assets related to our Vultus acquisition from $973,000 to $0.

Based on continued declines in our operating results, we performed an additional impairment analysis as of October 31, 2004 and determined that the fair value of our remaining intangible assets was in excess of the current carrying values and that no impairment had occurred.  Judgment from management is required to determine if a triggering event has occurred and in forecasting future operating results.

Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.  If the operating trends for our UNIX or SCOsource businesses continue to decline we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

Allowance for Doubtful Accounts.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the last three fiscal years.  Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $136,000 as of October 31, 2004.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the fiscal years ended October 31, 2004, 2003 and 2002 (in thousands):

	Years Ended October 31,
Statement of Operations Data:	2004	2003	2002

Revenue:
Products	$35,352	$45,028	$52,975
SCOsource licensing	829	25,846	—
Services	6,628	8,380	11,266
Total revenue	42,809	79,254	64,241
Cost of revenue:
Products	3,221	4,068	7,558
SCOsource licensing	19,743	9,500	—
Services	4,134	6,354	10,758
Total cost of revenue	27,098	19,922	18,316
Gross margin	15,711	59,332	45,925
Operating expenses:
Sales and marketing	17,038	24,392	29,554
Research and development	10,612	11,012	17,558
General and administrative	7,626	6,230	9,307
Severance and exit costs	3,168	498	6,728
Amortization of intangibles	2,566	3,190	2,853
Loss on disposition and impairment of long-lived assets	2,355	164	1,796
Write-off of investments	—	250	1,180
Stock-based compensation	919	1,204	1,125
Compensation to law firms	—	8,956	—
Total operating expenses	44,284	55,896	70,101
Income (loss) from operations	(28,573)	3,436	(24,176)
Equity in income (losses) of affiliates	111	(62)	(50)
Other income (expense), net	6,507	2,827	(168)
Provision for income taxes	(1,395)	(774)	(483)
Net income (loss)	(23,350)	5,427	(24,877)

Dividends on redeemable convertible preferred stock	7,123	(123)	—
Net income available (loss applicable) to common stockholders	$(16,227)	$5,304	$(24,877)

Fiscal Years Ended October 31, 2004, 2003 and 2002

Revenue

	2004	Change	2003	Change	2002

Revenue	$42,809,000	(46)%	$79,254,000	23%	$64,241,000

Revenue for fiscal year 2004 decreased by $36,445,000, or 46 percent, from fiscal year 2003.  This decrease was primarily attributable to significantly lower SCOsource licensing revenue in the 2004 fiscal year compared to the 2003 fiscal year as well as a continued decline in our UNIX business.  Revenue for fiscal year 2003 increased by $15,013,000, or 23 percent, from fiscal year 2002, and this increase was primarily attributable to vendor license fees generated from our SCOsource licensing initiatives offset by decreases in UNIX products and services revenue.

Revenue generated from our UNIX business and SCOsource business is as follows:

	2004	Change	2003	Change	2002

UNIX revenue	$41,980,000	(21)%	$53,408,000	(17)%	$64,241,000
Percent of total revenue	98%		67%		100%
SCOsource revenue	829,000	(97)%	25,846,000	n/a	—
Percent of total revenue	2%		33%		0%

The decrease in revenue in the UNIX business of $11,428,000 for fiscal year 2004 compared to fiscal year 2003 and the decrease of $10,833,000 for fiscal year 2003 compared to fiscal year 2002 was primarily attributable to continued competition from other operating systems, particularly Linux.  We anticipate that for fiscal year 2005 our total UNIX revenue will decline from UNIX revenue generated in fiscal year 2004.

The decrease in SCOsource licensing revenue of $25,017,000 in fiscal year 2004 from fiscal year 2003 was primarily attributable to minimal vendor licensing revenue in fiscal year 2004 compared to significant vendor licensing revenue generated in fiscal year 2003 as a result of two large vendor licenses.

Sales of our UNIX products and services during fiscal year 2004 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.  This may occur as a result of the decline of our UNIX business and our SCOsource initiatives.

Products Revenue

	2004	Change	2003	Change	2002

Products revenue	$35,352,000	(21)%	$45,028,000	(15)%	$52,975,000
Percent of total revenue	83%		57%		82%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $9,676,000 from fiscal year 2004 compared to fiscal year 2003 and the decrease of $7,947,000 from fiscal year 2003 compared to fiscal year 2002 was primarily attributable to decreased sales of OpenServer and UnixWare products primarily resulting from increased competition in the operating system market, particularly Linux.  We believe that this competition from Linux will continue in fiscal year 2005 and future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	2004	Change	2003	Change	2002

OpenServer revenue	$18,467,000	(17)%	$22,162,000	(24)%	$29,108,000
Percent of products revenue	52%		49%		55%
UnixWare revenue	11,125,000	(21)%	14,083,000	(0)%	14,154,000
Percent of products revenue	32%		31%		27%
Other products revenue	5,760,000	(34)%	8,783,000	(10)%	9,713,000
Percent of products revenue	16%		20%		18%

The decreases in revenue for OpenServer, UnixWare and other products are all primarily the result of increased competition, particularly from Linux operating system providers.

SCOsource Licensing Revenue

	2004	Change	2003	Change	2002

SCOsource licensing revenue	$829,000	(97)%	$25,846,000	n/a	$—
Percent of total revenue	2%		33%		—

We initiated our SCOsource business for the purpose of protecting our intellectual property rights in our UNIX source code and derivative works.  SCOsource licensing revenue was $829,000 in fiscal year 2004, down significantly from revenue of $25,846,000 generated in fiscal year 2003.  We did not generate any revenue from this source in fiscal year 2002.  The SCOsource revenue in fiscal year 2004 was primarily attributable to SCOsource IP license sales and the SCOsource licensing revenue in fiscal year 2003 was primarily attributable to fees associated with two significant vendor licenses.  We believe and allege that our decrease in revenue in fiscal year 2004 was in part attributable to our outstanding dispute with Novell over our UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and, when generated, we expect that such revenue will be sporadic.

Services Revenue

	2004	Change	2003	Change	2002

Services revenue	$6,628,000	(21)%	$8,380,000	(26)%	$11,266,000
Percent of total revenue	15%		11%		18%

Services revenue consists primarily of annual and incident technical support fees, engineering services fees, professional services and consulting fees, and education fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The decrease in services revenue of $1,752,000, or 21 percent, from fiscal year 2003 as compared to fiscal year 2004 as well as the decrease in services revenue in fiscal year 2002, compared to fiscal year 2003 of $2,886,000, or 26 percent, was in part due to the decrease in products revenue as well as fewer customers renewing services agreements.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	2004	Change	2003	Change	2002

Cost of products revenue	$3,221,000	(21)%	$4,068,000	(46)%	$7,558,000
Percentage of products revenue	9%		9%		14%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $847,000, or 21 percent, in fiscal year 2004 as compared to fiscal year 2003 and decreased by $3,490,000, or 46 percent, in fiscal year 2003 compared to fiscal year 2002.  This decrease in cost of products revenue was primarily attributable to lower products revenue, lower manufacturing costs, decreased royalties to third party vendors and lower amortized technology costs.

For fiscal year 2005, we expect the dollar amount of our cost of products revenue to be less than in fiscal year 2004 and, as a percentage of products revenue, to be consistent with the percentage achieved during fiscal year 2004.

Cost of SCOsource Licensing Revenue

	2004	Change	2003	Change	2002

Cost of SCOsource licensing revenue	$19,743,000	108%	$9,500,000	n/a	$—
Percentage of SCOsource licensing revenue	2382%		37%		—

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue increased by $10,243,000, or 108 percent, during fiscal year 2004 as compared to fiscal year 2003.  The increase in costs in fiscal year 2004 compared to fiscal year 2003 was primarily attributable to increased legal costs incurred in connection with our SCO Litigation.

With the completion of the Engagement Agreement with the Law Firms representing us in our SCO Litigation as described elsewhere in this filing, we anticipate that the dollar amount of our cost of SCOsource licensing for fiscal year 2005 will be lower than fiscal year 2004.  However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, certain licensing fees or a sale of our company, which could cause cost of SCOsource licensing revenue for fiscal year 2005 to be higher than fiscal year 2004.

Cost of Services Revenue

	2004	Change	2003	Change	2002

Cost of services revenue	$4,134,000	(35)%	$6,354,000	(41)%	$10,758,000
Percentage of services revenue	62%		76%		95%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $2,220,000, or 35 percent, for fiscal year 2004 compared to fiscal year 2003 and decreased by $4,404,000, or 41 percent, for fiscal year 2003 compared to fiscal year 2002.  This decrease was attributable to reduced employee and related costs and the elimination of certain third-party support contracts.

For fiscal year 2005, we expect the dollar amount of our cost of services revenue to be less than that incurred in fiscal year 2004 and that cost of services revenue as a percentage of services revenue will be lower in fiscal year 2005 as compared to fiscal year 2004.

Sales and Marketing

	2004	Change	2003	Change	2002

Sales and marketing expense	$17,038,000	(30)%	$24,392,000	(17)%	$29,554,000
Percentage of total revenue	40%		31%		46%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expense of $7,354,000, or 30 percent, from fiscal year 2003 to fiscal year 2004 and the decrease from fiscal year 2002 to fiscal year 2003 of $5,162,000, or 17 percent, was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, less commissions and lower advertising costs.  Sales and marketing expense as a percentage of revenue increased during fiscal year 2004 as compared to fiscal year 2003 as a result of lower revenue in the 2004 fiscal year.  Our sales and marketing full-time equivalent employees decreased from 133 as of October 31, 2002, to 114 as of October 31, 2003, to 62 as of October 31, 2004.

For fiscal year 2005, we anticipate that the dollar amount of sales and marketing expense will decrease from fiscal year 2004.

Research and Development

	2004	Change	2003	Change	2002

Research and development expense	$10,612,000	(4)%	$11,012,000	(37)%	$17,558,000
Percentage of total revenue	25%		14%		27%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expense decreased by $400,000, or 4 percent, from fiscal year 2004 compared to fiscal year 2003.  During fiscal year 2004 our engineering efforts were focused on the release of UnixWare 7.1.4 and the continued development of the next release for our OpenServer product.  These development efforts required us to maintain our research and development infrastructure which limited our ability to cut costs in this area as significantly as we have done in other areas.  The decrease in research and development expense in fiscal year 2003 of $6,546,000, or 37 percent, compared to fiscal year 2002 was primarily attributable to work force reductions.  Research and development expense as a percentage of revenue increased in fiscal year 2004 as compared to fiscal year 2003 as a result of lower revenue in fiscal year 2004.  Our research and development full-time equivalent employees decreased from 75 for fiscal years ended October 31, 2002 and 2003 to 64 as of October 31, 2004.

For fiscal year 2005, we anticipate that the dollar amount of research and development expenses will decrease from fiscal year 2004.

General and Administrative

	2004	Change	2003	Change	2002

General and administrative expense	$7,626,000	22%	$6,230,000	(33)%	$9,307,000
Percentage of total revenue	18%		8%		14%

General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting services and corporate allocations.  General and administrative expense increased by $1,396,000, or 22 percent, during fiscal year 2004 as compared to fiscal year 2003.  The increase in general and administrative expense was primarily attributable to increased legal costs as a result of corporate and regulatory legal matters not classified as cost of SCOsource licensing revenue and increased fees from other professional service providers.  The decrease in general and administrative expense from fiscal year 2002 to fiscal year 2003 of $3,077,000, or 33 percent, was primarily attributable to staff centralization.  General and administrative expenses as a percent of total revenue increased in fiscal year 2004 as a result of increased costs and lower revenue.  Our general and administrative full-time equivalent employees decreased from 61 as of October 31, 2002, to 55 as of October 31, 2003, to 36 as of October 31, 2004.

For fiscal year 2005, we anticipate that the dollar amount of general and administrative expenses will decrease from fiscal year 2004.  However, due to the new compliance and reporting regulations under the Sarbanes-Oxley Act and other new regulatory requirements, general and administrative expenses may vary as we implement policies and procedures to comply with these new requirements.

Severance and Exit Costs

	2004	Change	2003	Change	2002

Severance and exit costs	$3,168,000	536%	$498,000	(93)%	$6,728,000
Percentage of total revenue	7%		1%		10%

During fiscal years 2004, 2003 and 2002, we recorded severance and exit costs totaling $3,168,000, $498,000 and $6,728,000, respectively.  The severance and exit costs for fiscal years 2004, 2003 and 2002 were comprised of termination payments made to employees in connection with reductions in headcount, closure of certain facilities and adjustments to previously recorded amounts as actual payments made were less than recorded accruals.  The variation in severance and exit costs from fiscal year 2004 compared to fiscal year 2003 and from fiscal year 2003 compared to fiscal year 2002 is a result of the number of terminated employees and the size and number of facilities closed.

The detail of the severance and exit costs for fiscal years 2004, 2003 and 2002, are as follows (in thousands):

Fiscal 2004	Balance at November 1, 2003	Additions	Adjustments	Utilization	Balance at October 31, 2004

One-time severance	$—	$309	$—	$(309)	$—
Ongoing severance and other	—	2,071	—	(1,670)	401
Facilities	348	788	—	(1,136)	—
Total	$348	$3,168	$—	$(3,115)	$401

Fiscal 2003	Balance at November 1, 2002	Additions	Adjustments		Utilization	Balance at October 31, 2003

One-time severance	$—	$198	$—		$(198)	$—
Ongoing severance and other	560	1,388	(273)		(1,675)
Facilities	2,117	—	(815	)*	(954)	348
Total	$2,677	$1,586	$(1,088)		$(2,827)	$348

* The facilities adjustment of $815,000 was the result of successfully negotiating out of lease commitments in connection with our winding down of SCO Group, Ltd. in the United Kingdom.

Fiscal 2002	Balance at November 1, 2001	Additions	Adjustments		Utilization	Balance at October 31, 2002

Severance and other	$692	$4,053	$—		$(4,185)	$560
Facilities	2,052	4,236	(1,561	)*	(2,610)	2,117
Total	$2,744	$8,289	$(1,561)		$(6,795)	$2,677

*The facilities adjustment of $1,561,000 was the result of successfully re-negotiating an existing lease commitment.

Amounts to be paid for severance and exit costs are included as accrued liabilities.

Amortization of Intangibles

	2004	Change	2003	Change	2002

Amortization of intangibles	$2,566,000	(20)%	$3,190,000	12%	$2,853,000
Percentage of total revenue	6%		4%		4%

During fiscal years 2004, 2003 and 2002, we recorded $2,566,000, $3,190,000 and $2,853,000, respectively, for the amortization of intangible assets with finite lives.  The decrease of $624,000, or 20 percent, from fiscal year 2004 compared to fiscal year 2003 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus that were written down to $0 during fiscal year 2004 and therefore were not amortized for the last half of fiscal year 2004.  The increase of $337,000 in fiscal year 2003 over fiscal year 2002 was attributed to amortization expense on assets acquired from Vultus.

Loss on Disposition and Impairment of Long-lived Assets

	2004	Change	2003	Change	2002

Loss on disposition and write-down of long-lived assets	$2,355,000	1336%	$164,000	(91)%	$1,796,000
Percentage of total revenue	6%		0%		3%

During fiscal years 2004, 2003 and 2002, we recorded a write down of long-lived assets of $2,355,000, $164,000 and $1,796,000, respectively.  The loss on disposition and write-down of long-lived assets recorded in fiscal year 2004 primarily related to goodwill and intangible assets acquired in connection with our acquisition of Vultus in June 2003.  We concluded that an impairment triggering event occurred during fiscal year 2004 as we had a reduction in force that impacted our ability to move the Vultus initiative forward on a stand-alone basis and because an anticipated partnership that would have solidified the Vultus revenue and cash flow opportunities did not materialize.  Consequently, we have concluded that no significant future cash flows related to our Vultus assets will be realized.  The loss on disposition and write-down of long-lived assets recorded in fiscal years 2003 and 2002 were primarily attributable to assets written off in connection with restructurings that occurred during each fiscal year.

Write-offs of Investments

	2004	Change	2003	Change	2002

Write-offs of investments	$—	n/a	$250,000	(79)%	$1,180,000
Percentage of total revenue	0%		0%		2%

Management routinely assesses our investments for impairments and adjusts the carrying amounts to estimated realizable values when impairment has occurred.  During fiscal year 2004, we did not have any write-offs of investments.  During fiscal year 2003, in connection with the restructuring of our investment in and relationship with Vista.com, Inc. (“Vista”), we recorded a write-off of our Vista investment and incurred a charge of $250,000.  We had been accounting for our investment in Vista under the equity method of accounting.

During fiscal year 2002, we determined that the current carrying value of $1,180,000 related to our investment in Lineo, Inc. (“Lineo”) would not be recovered and was written off.  This write-off was due to a significant deterioration in the operating results of Lineo and declines in general economic conditions.  This investment had been accounted for under the cost method.

Stock-based Compensation

	2004	Change	2003	Change	2002

Stock-based compensation	$919,000	(24)%	$1,204,000	7%	$1,125,000
Percentage of total revenue	2%		2%		2%

Stock-based compensation consisted of the following components for fiscal years 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Amortization of stock-based compensation	$325	$866	$986
Reversal of previously recorded expense related to terminated employees	—	—	(565)
Options, warrants and shares for services	502	296	631
Modifications to options	92	42	73
Total	$919	$1,204	$1,125

As of October 31, 2004, there was a balance of approximately $22,000 in deferred compensation that will be amortized to stock-based compensation during fiscal year 2005.

Compensation to Law Firms

	2004	Change	2003	Change	2002

Compensation to law firms	$—	n/a	$8,956,000	n/a	$—
Percentage of total revenue	0%		11%		0%

During fiscal year 2003, we incurred contingency fees of $8,956,000, or 11 percent of revenue, related to our arrangement with the Law Firms representing us in the SCO Litigation in connection with the issuance of shares of our now retired Series A Convertible Preferred Stock.  All payments to the Law Firms for legal fees incurred in connection with the SCO Litigation have been classified as cost of SCOsource licensing revenue.

Equity in Income (Losses) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations.  As of October 31, 2004, the carrying value of our investments was related to our 30 percent ownership in a Chinese company.

During fiscal years 2004, 2003 and 2002, we recorded $111,000, ($62,000) and ($50,000), respectively, that related to net income (losses) in these entities.  The income reported in fiscal year 2004 was attributable to our portion of the net income generated by the above mentioned Chinese company.  The losses in the 2003 and 2002 fiscal years were primarily attributable to losses generated from Vista.

Other Income (Expense), net

Other income (expense) consisted of the following components for fiscal years 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Interest income	$905	$188	$377
Interest expense	—	(3)	(206)
Change in fair value of derivative	5,924	2,845	—
Other expense, net	(322)	(203)	(339)
Total other income (expense), net	$6,507	$2,827	$(168)

Interest income increased by $717,000 from fiscal year 2003 to fiscal year 2004 and decreased by $189,000 from fiscal year 2003 to fiscal year 2002.  The changes in interest income are the result of changes in our cash and available-for-sale securities balances.

 Interest expense decreased by $203,000 from fiscal year 2002 compared to fiscal year 2003 as a result of interest expense recorded in the 2002 fiscal year on our outstanding note payable to The Santa Cruz Operation.  This note payable was paid during fiscal year 2002.

The income recorded on the change in fair value of derivative for fiscal year 2004 and fiscal year 2003 related to the decrease in fair value of this instrument and marking it to market at each balance sheet date.  The derivative financial instrument was eliminated during the second quarter of fiscal year 2004.

Provision for Income Taxes

The provision for income taxes was $1,395,000 in fiscal year 2004, $774,000 in fiscal year 2003 and $483,000 in fiscal year 2002.  The increase in the provision for income taxes of $621,000 in fiscal year 2004 compared to fiscal year 2003 was primarily attributable to accruals for withholding taxes that are estimated to be paid in connection with the operations of our Indian operations.  Other than the accrual previously mentioned, our provision for income taxes is primarily related to earnings in foreign subsidiaries.

As of October 31, 2004, we had net operating loss carry-forwards for U.S. federal and state income tax reporting purposes of approximately $121,448,000 that expire at various dates between 2019 and 2024.  We had net deferred tax assets, including net operating loss carry-forwards and other temporary differences between book and tax deductions, totaling approximately $67,087,000 as of October 31, 2004.  We also had net deferred tax liabilities of approximately $432,000 related to taxes on foreign earnings.  A valuation allowance in the amount of $66,655,000, the difference between our deferred tax assets and liabilities, has been recorded as of October 31, 2004 as a result of uncertainties regarding the ultimate realizability of the net deferred tax asset balance.

Dividends Related to Series A and Series A-1 Convertible Preferred Stock

In October 2003, we issued 50,000 shares of our Series A Convertible Preferred Stock for $1,000 per share.   In connection with completing the February 5, 2004 exchange of shares of Series A-1 Convertible Preferred Stock for outstanding Series A shares, we removed the carrying value of the Series A shares and related derivative and recorded the fair value of the Series A-1 shares issued in the exchange transaction.  The difference between these two amounts was $6,305,000 and was recorded as a non-cash dividend in fiscal year 2004.

With the completion of the repurchase transaction with BayStar Capital II, L.P. (“BayStar”) during fiscal year 2004, as a result of which no Series A-1 shares remain outstanding, we will not be required to continue to accrue or pay any dividends on the Series A-1 shares.  As a result of completing the repurchase transaction with BayStar, we recorded a capital contribution in the amount of $15,475,000, which represented the difference in the carrying value of the Series A-1 shares and accrued dividends less the fair value of the 2,105,263 shares of common stock and the $13,000,000 in cash.

If the repurchase had not occurred, dividends on the Series A-1 shares would have been paid after October 16, 2004, the first anniversary of the original Series A private placement, quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  We will no longer accrue dividends on preferred stock because the Series A-1 shares were repurchased.  No dividends were paid on the Series A or Series A-1 shares.

The following table details the components of the dividends for fiscal years 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Accrual of dividends on preferred stock	$(2,047)	$(123)	$—
Exchange of Series A shares for Series A-1 shares	(6,305)	—	—
Repurchase of Series A-1 shares from BayStar	15,475	—	—
Total	$7,123	$(123)	$—

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters.  This information has been derived from our unaudited consolidated financial statements, which, in management’s opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented.  This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.  The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004
	(unaudited) (In thousands, except per share data)
Fiscal Year 2004
Revenue	$11,392	$10,137	$11,205	$10,075
Gross margin	5,742	3,679	2,190	4,100
Loss from operations	(5,402)	(9,174)	(7,387)	(6,610)
Net income available (loss applicable) to common stockholders	(2,486)	(14,726)	7,501	(6,516)
Net income (loss) per common share
Basic	$(0.18)	$(1.04)	$0.49	$(0.37)
Diluted	$(0.18)	$(1.04)	$0.38	$(0.37)
Weighted average basic common shares	13,824	14,100	15,242	17,436
Weighted average diluted common shares	13,824	14,100	19,912	17,436

	Quarter Ended
	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003
	(unaudited) (In thousands, except per share data)
Fiscal Year 2003
Revenue	$13,540	$21,369	$20,055	$24,290
Gross margin	10,662	16,222	15,521	16,927
Income (loss) from operations	(738)	4,925	3,410	(4,161)
Net income available (loss applicable) to common stockholders	(724)	4,500	3,096	(1,568)
Net income (loss) per common share:
Basic	$(0.06)	$0.39	$0.25	$(0.12)
Diluted	$(0.06)	$0.33	$0.19	$(0.12)
Weighted average basic common shares	11,244	11,561	12,469	13,371
Weighted average diluted common shares	11,244	13,663	16,180	13,371

Fluctuations in Quarterly Results

Factors that may affect quarterly results include:

•                  the interest level of solution providers in recommending UNIX business solutions to end users;

•                  the contingency fees we may pay to the Law Firms representing us in the SCO Litigation;

•                  the level, magnitude and timing of SCOsource license revenue;

•                  the amount of legal fees incurred in connection with the SCO Litigation;

•                  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•                  changes in general economic conditions that could affect capital expenditures in the UNIX market; and

•                  changing business attitudes toward UNIX as a viable operating system alternative to other competing systems, especially Linux.

As a result of the factors listed above and elsewhere in the “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and “Risk Factors” section of this Form 10-K, it is possible that in some future periods our results of operations may fall below management’s expectations as well as the expectations of public market analysts and investors.  If revenue falls below management’s expectations in any quarter and we are unable to reduce expenses, our operating results will be lower than expected.

Liquidity and Capital Resources

Our cash and equivalents balance decreased from $64,428,000 as of October 31, 2003 to $12,693,000 as of October 31, 2004.  During this same time period, our investment in available-for-sale securities increased from $4,095,000 to $18,756,000.  Total cash and equivalents and available-for sale securities were $31,449,000 as of October 31, 2004.  We also have $5,000,000 classified as a component of restricted cash set aside to cover expert and other costs related to our SCO Litigation.  During fiscal year 2004, we expended a significant amount of cash for our intellectual property litigation and for our UNIX business.

During fiscal year 2003, we generated positive cash flow for the first time in our operating history.  This was primarily achieved through significant license revenue generated from our SCOsource business.  We also received cash in fiscal year 2003 from the sale of 50,000 shares of our now retired Series A Convertible Preferred Stock.

We intend to use the cash and equivalents and available-for-sale securities as of October 31, 2004 to maintain our UNIX business and pursue our SCO Litigation.  We believe that we will have sufficient cash resources to fund our current operations for the next 12 months.

Our net cash used in operations during fiscal year 2004 was $22,604,000 and was attributable to a net loss of $23,350,000, non-cash items of $922,000 and changes in operating assets and liabilities of $176,000.  Our working capital decreased from $37,168,000 as of October 31, 2003 to $15,413,000 as of October 31, 2004.

Our net cash provided by operations during fiscal year 2003 was $12,087,000.  Cash provided by operations was attributable to net income of $5,427,000, non-cash items totaled $11,610,000 and changes in operating assets and liabilities of $4,950,000.  Our long-term liabilities decreased from $1,625,000 to $508,000 during fiscal year 2003.

Cash used in operations during fiscal year 2002 was $10,592,000 and was primarily attributable to the net loss of $24,877,000, partially offset by non-cash items of $10,101,000 and cash provided by changes in operating assets and liabilities of $4,184,000.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During fiscal year 2004, cash used in investing activities was $15,443,000, which was primarily a result of purchases, net of sales, of available-for-sale securities of $14,728,000, purchases of equipment of $506,000 and the purchase of the remaining minority interest in our Japanese subsidiary of $209,000.

During fiscal year 2003, cash used in investing activities was $5,512,000, which was primarily a result of our purchase of available-for-sale securities of $4,095,000, equipment purchases of $467,000 and our investment in non-marketable securities of $950,000.

During fiscal year 2002, cash provided by investing activities was $5,287,000, which was primarily generated from the sale of $5,943,000 of available-for-sale securities, offset by an investment in a non-marketable security of $350,000, cash paid for the purchase of equipment of $206,000 and payment of $100,000 to The Santa Cruz Operation.

Our financing activities used $13,864,000 of cash in fiscal year 2004.  The primary uses of cash were $13,000,000 used for the repurchase and retirement of shares of our Series A-1 Convertible Preferred Stock, $2,414,000 for the purchase of shares of our common stock on the open market and $211,000 paid in connection with the issuance of the Series A-1 in exchange for outstanding Series A shares.  These uses of cash were offset by proceeds generated from the exercise of options to acquire common stock of $951,000 and proceeds of $810,000 received from the sale of common stock through the ESPP.

Our financing activities provided $50,888,000 of cash during the fiscal year 2003 and consisted primarily of net proceeds of $47,740,000 generated from our issuance of 50,000 now retired Series A shares.  Additional financing activities included proceeds received from the exercise of stock options of $2,056,000, proceeds from the purchase of shares of common stock by our employees through our ESPP of $236,000 and proceeds from the issuance of warrants of $856,000.

Our financing activities used $8,998,000 of cash during fiscal year 2002 and consisted primarily of a $5,000,000 payment to retire the note payable to The Santa Cruz Operation and $4,584,000 for the purchase of shares of our common stock held by two investors.  These payments were offset by $291,000 of proceeds received from the exercise of stock options and $295,000 received from employees who purchased shares of our common stock through our employee stock purchase program.

Our net accounts receivable balance decreased from $9,282,000 as of October 31, 2003 to $6,638,000 as of October 31, 2004, primarily as a result of lower invoicing and revenue in the fourth quarter of fiscal year 2004 as compared to the fourth quarter of fiscal year 2003.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $136,000 as of October 31, 2004, which represented approximately 2 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during fiscal years 2004 and 2003 were not significant.

On October 31, 2004, we entered into the Engagement Agreement the Law Firms.  The Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of the current litigation between us and IBM.  This litigation is described in more detail under Part I, Item 3 of this Form 10-K.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for certain previously accrued expenses, totaling $13,906,000 as of October 31, 2004, and all future attorney fees in connection with the SCO Litigation through the end of the current litigation between us and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of October 31, 2004, this $5,000,000 was classified as a component of restricted cash.  We paid the $13,906,000 subsequent to October 31, 2004.

Future legal fees covered under the Engagement Agreement will require us to pay to the Law Firms $2,000,000 per quarter for each successive quarter beginning September 1, 2004 and ending December 1, 2005 for a total amount of $12,000,000, of which $10,000,000 will be paid in fiscal year 2005.  In the first quarter of fiscal year 2005, we made the quarterly payments for September 2004 as well as December 2004 for a total of $4,000,000.  The payment of these fees has had and will continue to have a material impact on our cash position.

In addition to the cash expenditures mentioned above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a recovery from our litigation, our intellectual property licensing or a sale of our company.  The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:

•                  33 percent of any aggregate recovery amounts received up to $350,000,000;

•                  plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•                  plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.

The Engagement Agreement specifically provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with the SCO Litigation through the end of the current litigation between us and IBM, including any appeals.

We have entered into operating leases for our corporate offices located in the United States and our international sales offices.  We have commitments under these leases that extend through fiscal year 2010.

The following table summarizes our contractual operating lease obligations and our required payments to the Law Firms as of October 31, 2004:

	Total	Less than 1 year	1 – 3 years	More than 3 years

Operating lease obligations	$4,770,000	$1,714,000	$2,938,000	$118,000
Payments to Law Firms	24,573,000	22,573,000	2,000,000	—
Total obligations	$29,343,000	$24,287,000	$4,938,000	$118,000

As of October 31, 2004, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

Our ability to cut costs to offset revenue declines in our UNIX business is limited because of contractual commitments to maintain and support our existing UNIX customers.  This decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of our SCOsource initiatives.  Our SCOsource initiatives may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue.  If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.

As discussed elsewhere above in Part II, Item 7 of this Form 10-K and in the section entitled “Recent Sales of Unregistered Securities” above in Part II, Item 5 of this Form 10-K, we issued shares and granted options under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we may make a rescission offer to certain of such plan participants subject to obtaining required regulatory approvals.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by participants other than rescission claims.

If our potential rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such plan participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $528,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of October 31, 2004.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions.  SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after

June 15, 2005.  We have not yet evaluated the potential impact that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  The section entitled “Business” above in Part I, Item 1 of this Form 10-K also includes forward-looking statements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•                              Our operating strategy to continue to support our existing users of our UNIX operating system products and to pursue SCOsource licensing opportunities and protect our intellectual property rights;

•                              Our intention to continue to maintain our core UNIX business in fiscal year 2005 by continuing our research and development efforts;

•                              Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream in fiscal year 2005 and our belief that revenue from such products will continue to decline;

•                              Our expectation that our sales channel should continue to provide reliable UNIX operating systems for small-to-medium sized business customers;

•                              Our intention to focus our development resources on our next OpenServer product and maintaining our current UnixWare products;

•                              Our intention to focus development resources on augmenting our current UNIX products with other products that will solve business problems for our existing installed base of customers;

•                              Our expectation that hardware and software vendors, as well as software developments, will continue to turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products;

•                              Our intention to release OpenServer in the first half of calendar year 2005 and our expectation that our investment in this effort will give customers confidence in our technology;

•                              Our expectation that developing a 64-bit version of our operating system technology will give customers confidence in their commitment to our technologies;

•                              Our intention to continue to pursue our SCOsource initiatives in fiscal year 2005;

•                              Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property;

•                              Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•                              Our intention to continue to pursue our litigation against IBM, Novell, AutoZone, and DaimlerChrysler;

•                              Our belief that our cash balance will be adequate for us to execute our business strategy as well as to continue to pursue our intellectual property claims and that we have sufficient cash reserves to fund our current operations for the next 12 months;

•                              Our expectation that maintaining our strategic alliances with solution providers in fiscal year 2005 will be critical to the success of our UNIX business and the success of our next OpenServer product;

•                              Our intention to keep our relationships with key partners in certain vertical markets;

•                              Our expectation of entering into future vendor license agreements with developers, manufacturers, distributors and end users of operating systems;

•                              Our expectation that product enhancements to improve our UNIX technology will extend the life and improve the functionality of our UNIX products and our belief that such improvements will not result in significant revenue increases;

•                              Our belief that such product enhancements to our UNIX technology will help prolong our OpenServer revenue stream for future quarters;

•                              Our intention to continue to review the status of our existing UNIX license agreements with UNIX vendors in fiscal year 2005;

•                              Our intention to continue to pursue our IP licensing initiative against those that may be violating our UNIX copyrights;

•                              Our expectation that our UNIX business will generate positive cash flow during fiscal year 2005;

•                              Our belief that our allowance and bad debts for accounts receivable will remain consistent with our prior experience;

•                              The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are contained in Linux;

•                              Our expectation that total UNIX revenue for fiscal year 2005 will decline from UNIX revenue generated in fiscal year 2004;

•                              Our belief that competition from Linux will continue in fiscal year 2005 and future periods;

•                              Our expectation that we will continue to be unable to predict the amount and timing of SCOsource licensing revenue, and when generated, the revenue will be sporadic;

•                              Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•                              Our expectation for fiscal year 2005 that the dollar amount of our cost of products revenue will be lower than fiscal year 2004;

•                              Our expectation for fiscal year 2005 that the dollar amount of our cost of SCOsource licensing revenue will be lower than fiscal year 2004;

•                              Our expectation for fiscal year 2005 that the dollar amount of our cost of services revenue will be lower than fiscal year 2004;

•                              Our expectation for fiscal year 2005 that the dollar amount of our sales and marketing expenses will be lower than fiscal year 2004;

•                              Our expectation for fiscal year 2005 that the dollar amount of our research and development expenses will be lower than fiscal year 2004;

•                              Our expectation for fiscal year 2005 that the dollar amount of our general and administrative expenses will be lower than fiscal year 2004;

•                              Our belief that our legal costs related to our intellectual property litigation will decrease in fiscal year 2005 compared to fiscal year 2004, exclusive of any contingent payments;

•                              Our belief that our facilities are adequate for our business; and

•                              Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the success of our SCOsource initiatives, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, and the factors set forth in the subsection entitled “Risk Factors” below.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Risk Factors

We do not have a history of profitable operations.

Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives.  For fiscal year 2004, we incurred a net loss from operations of $28,573,000 and our accumulated deficit as of October 31, 2004 was $224,216,000.  If we do not receive SCOsource licensing revenue in future quarters and our revenue from the sale of our UNIX products and services continues to decline, we will need to further reduce operating expenses to generate positive cash flow.  We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business.  Additionally, we may not be able to achieve profitability through additional cost-cutting actions.

Our UNIX products and services revenue has declined over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux.  In our quarterly results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue.  Our future UNIX revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams.  If we are unable to generate positive cash flow and profitable operations, our operations will be adversely impacted.

We may not prevail in our SCO Litigation, which may adversely affect our business.

We continue to pursue our SCO Litigation as described in more detail in Item 3 of Part I of this Form 10-K and believe very strongly in the merits of our cases.  In our action against IBM, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux market.  Discovery is continuing in the case, and several motions are currently pending before the court.  If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations would be materially harmed and we may not be able to continue in business.  The litigation with IBM and others will be costly, and our costs for legal fees have been and will continue to be substantial and may exceed our capital resources. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

As a result of our SCO Litigation and our other SCOsource initiatives, several participants in the Linux industry and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts.  Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us.  We expect that similar efforts likely will continue.  There is a risk that participants in our marketplace will negatively view our action against IBM, Novell, DaimlerChrysler, and AutoZone and our other SCOsource initiatives, and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace, our results of operations and our stock price and our ability to stay in business.   We have also experienced several denial-of-service attacks on our website, which have prevented web users from accessing our website and doing business with us for a period of time.  If such attacks continue or if our customers and strategic partners are also subjected to similar attacks, our business and results of operations could be materially harmed.  In addition, some of the more significant participants in the Linux industry have made efforts to ease Linux end users’ concerns that their use of Linux may subject them to potential copyright infringement claims from us.

As a further response to our SCOsource initiatives and claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX.  Novell also claims that it has a license to UNIX from us and the right to authorize its customers to use UNIX technology in their internal business operations.  Specifically, Novell has also claimed to have retained rights related to legacy UNIX SVRx licenses, including the license with IBM.  Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination and waiver rights.  Novell has purported to veto our termination of the IBM, Sequent and SGI licenses. We have repeatedly asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001, which had previously acquired all such assets and rights from Novell in September 1995 pursuant to an asset purchase agreement, as amended.  In January 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our copyrights and contract rights related to our UNIX source code and derivative works and our UnixWare products.  Our lawsuit against Novell is also described in more detail in Item 3 of Part I of this Form 10-K.

Notwithstanding our assertions of full ownership of UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell and end users such as AutoZone and DaimlerChrysler, the efforts of Novell and the other Linux proponents described above may cause Linux end users to be less willing to purchase from us our SCOsource IP licenses authorizing their use of our intellectual property contained in the Linux operating system, which has and may continue to adversely affect our revenue from our SCOsource initiatives.  These efforts of Linux proponents also may increase the negative view some participants in our marketplace have regarding our SCO Litigation and regarding our SCOsource initiatives and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized use of our UNIX source code and derivative works in Linux infringes on our copyrights.  Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of our SCOsource initiatives and negatively impact our business.

Our failure to timely file this Form 10-K, and our quarterly report on Form 10-Q for the quarter ended January 31, 2005 (as previously defined, the “Form 10-Q”), could result in the delisting of our common stock on The Nasdaq SmallCap Market.

We received notice on February 16, 2005 from The Nasdaq Stock Market that, due to the delay in filing this Form 10-K, we were not, as of such date, in compliance with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that our common stock is, therefore, subject to delisting at the opening of business on February 25, 2004.  We requested and participated in a hearing with the Nasdaq Listing Qualifications Panel on March 17, 2005.  At the hearing, we outlined for the Panel our plan for filing this Form 10-K and the Form 10-Q, which also was not filed in a timely fashion.  On March 18, 2005, we received a notice from The Nasdaq Stock Market regarding our potential delisting as a result of our failure to file the Form 10-Q in a timely fashion.  The notice informed us that the Panel will consider the filing delinquency of our Form 10-Q in addition to the filing delinquency of this Form 10-K in rendering its decision regarding our listing status.  We will continue to be listed on The Nasdaq SmallCap Market under the symbol SCOXE pending the issuance of the Panel’s decision.  Although we have filed this Form 10-K, we have not yet filed the Form 10-Q, and there can be no assurance that Nasdaq will not act to delist our common stock from The Nasdaq SmallCap Stock Market.

Our Engagement Agreement with the Law Firms will require us to spend a significant amount of cash during fiscal year 2005 and could harm our liquidity position.

As of October 31, 2004, we had a total of $31,449,000 in cash and cash equivalents and available-for-sale securities and an additional $5,000,000 as restricted cash to be used in our operations and pursue the SCO Litigation.  As a result of the Engagement Agreement between us and the Law Firms, as described elsewhere in this filing, we anticipate using cash of approximately $27,000,000 in the defense of our intellectual property litigation during fiscal year 2005, which would leave us approximately $9,449,000 in cash for our business operations.  We expect that our UNIX business will generate sufficient cash in fiscal year 2005 to cover our internal costs related to our SCOsource initiatives and intellectual property litigation.  However, if our UNIX business does not generate cash or we spend additional cash on the SCO Litigation or additional matters, our cash position would be negatively impacted, and our ability to pursue our UNIX business objectives and our SCO Litigation would be harmed.

Our future SCOsource licensing revenue is uncertain.

We initiated the SCOsource licensing effort in fiscal year 2003 to review the status of UNIX licensing and sublicensing agreements.  This effort resulted in the execution of two significant vendor license agreements during fiscal year 2003 and generated $25,846,000 in revenue.  During fiscal year 2004, our SCOsource licensing revenue declined significantly and was only $829,000.  Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce stable, predictable revenue for the foreseeable future.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivatives are prevalent in Linux.

We may lose the support of industry partners leading to an accelerated decline in our UNIX products and services revenue.

The decline in our UNIX business and our SCOsource initiatives may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue and would adversely impact our results of operations and liquidity.

Our claims relating to our UNIX intellectual property may subject us to additional legal proceedings.

In August 2003, Red Hat brought a lawsuit against us asserting that the Linux operating system does not infringe on our UNIX intellectual property rights and seeking a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement.  Although this case is currently stayed pending the resolution of our suit against IBM, we intend to vigorously defend this action.  However, if Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.

In addition, regulators or others in the Linux market and some foreign regulators have initiated or in the future may initiate legal actions against us, all of which may negatively impact our operations and future operating performance.

Fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price.

Fluctuations in our operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline significantly. Because of the potential for significant fluctuations in our SCOsource licensing revenue in any particular period, you should not rely on comparisons of our results of operations as an indication of future performance.

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

•                                          changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•                                          results of, or developments in our SCO Litigation;

•                                          changes in business attitudes toward UNIX as a viable operating system compared to other competing systems, especially Linux;

•                                          the contingency and other legal fees we may pay to the Law Firms representing us in our efforts to establish our intellectual property rights; and

•                                          changes in attitudes of customers and partners due to the decline in our UNIX business and our aggressive position against the inclusion of our UNIX code and derivative works in Linux.

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

In the operating system market, our competitors include IBM, Red Hat, Novell, Hewlett-Packard, Sun, Microsoft and other Linux distributors.  These and other competitors are aggressively pursuing the current UNIX operating system market.  Many of these competitors have access to substantially greater resources than we do.  The major competitive alternative to our UNIX products is Linux.  The expansion of our competitors’ offerings may restrict the overall market available for our UNIX products, including some markets where we have been successful in the past.

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

The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers.  In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products.  If this trend continues, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline.  The decline in our UNIX business may be accelerated if industry partners withdraw their support from us for any reason, including our SCOsource initiatives.

If the market for UNIX continues to contract, our business will be harmed.

Our revenue from the sale of UNIX products has declined over the last several years.  This decrease in revenue has been attributable primarily to increased competition from other operating systems, particularly Linux.  Our sales of UNIX products and services are primarily to existing customers.  If the demand for UNIX products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our UNIX revenue will continue to decline, industry participants may not certify to our operating system and products, we may not be able to attract new customers or retain existing customers and our business and results of operations will be adversely affected.  Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.

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

Our Engagement Agreement with the Law Firms representing us to enforce our intellectual property rights may reduce our ability to raise additional financing.

Our Engagement Agreement with the Law Firms could inhibit our ability to raise additional funding if needed.  Although under the Engagement Agreement our obligations to the Law Firms are limited to approximately $26,000,000 related to certain previously accrued and all future attorney fees and the escrow of $5,000,000 for the payment of any expert, consulting and other expenses to pursue the SCO Litigation, the agreement provides that the Law Firms will receive a contingency fee that may range from 20 to 33 percent of the proceeds from specified events related to the protection of our intellectual property rights.  Events triggering a contingency fee may include settlements or judgments related to the SCO Litigation, certain licensing fees, subject to certain exceptions, and a sale of our company.  Future payments payable to the Law Firms under this arrangement will be significant.  The Law Firms’ right to receive such contingent payments could cause prospective investors to choose not to invest in our company or limit the price at which new investors would be willing to provide additional funds to our company.

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

•                                          longer payment cycles for sales in foreign countries; and

•                                          seasonal reductions in business activity.

In addition, certain of our operating expenses are denominated in local currencies, creating risk of foreign currency translation losses that could harm our financial results and cash flows. When we generate profits in foreign countries, our effective income tax rate is increased.

In Latin America and Asia in particular, several countries have suffered and may be especially susceptible to recessions and economic instability, which may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States, resulting in lower revenue.

During the second quarter of fiscal year 2004, our Indian office was given a withholding tax assessment from the Government of India Income Tax Department.  The Tax Department assessed a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act.  We have filed an appeal with the Tax Department and believe that our packaged software does not qualify for treatment as royalties and therefore would not be subject to withholding tax.  However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts.  If other countries in which we have international operations, such as India, continue to develop and begin enforcing their tax regimes, we may be subject to withholding or other taxes.

If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.

We need to retain our management, technical, and support personnel.  Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees.  The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations.  Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our President and Chief Executive Officer.

We have issued shares and options under our Equity Compensation Plans that were not exempt from registration or qualification under federal and state securities laws, and, as a result, we may incur liability to repurchase such shares and options and may face additional potential claims under federal and state securities laws.

We have issued certain shares and granted options under the Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants that have acquired shares issued under the Equity Compensation Plans have rescission rights against us, subject to applicable statutes of limitations, and we may, subject to obtaining required regulatory approvals, make a rescission offer to certain of such plan participants.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by plan participants other than rescission claims.

If our potential rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such plan participants otherwise make rescission claims against us, we could be liable to make aggregate payments to these plan participants of up to $528,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Plans as of October 31, 2004.

We may face additional rescission liability to plan participants holding unexercised stock options in California, Georgia and possibly other states.  Additionally, federal securities laws do not provide that a rescission offer will terminate a plan participant’s right to rescind a sale of stock that was not registered as required, and our possible rescission offer may not terminate a plan participant’s right to rescind a sale of stock that was not registered as required under federal law.  If we do not make the planned rescission offer to all plan participants, or any or all of the offerees reject the rescission offer, we may continue to be subject to rescission risk under federal and state securities laws.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a high closing sales price of $20.50 per share in October 2003, to a current sales price of $3.52 on March 29, 2005.  The share price has changed dramatically over short periods.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

There are risks associated with the potential exercise of our outstanding options.

As of March 15, 2005, we have issued and outstanding options to purchase up to approximately 3,481,000 shares of common stock with an average exercise price of $4.18 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The resale of common shares by BayStar may have an adverse impact on the market value of our stock and the existing holders of our common stock.

We previously had an effective registration statement on Form S-3 relating to the sale or distribution by BayStar as a selling stockholder of the 2,105,263 shares of common stock issued to BayStar in connection with our repurchase completed in July 2004 of all Series A-1 shares previously held by BayStar.  When we failed to file this Form 10-K in a timely fashion, we became ineligible to use Form S-3, our registration statement ceased to be effective and BayStar’s ability to resell shares pursuant to that registration statement terminated.  We are currently in the process of preparing a new registration statement for the resale of BayStar’s shares on Form S-1.  Upon that registration statement being declared effective by the SEC, BayStar will again be able to resell its shares.  We will not receive any proceeds from the sales of the shares covered by such registration statement.  The shares that may be sold or distributed pursuant to such registration statement, upon being declared effective by the SEC, will represent approximately 8 percent of our issued and outstanding common stock.  The sale of the block of stock to be covered by such registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

We have adopted a Stockholder Rights Plan (“Rights Plan”).  The power given to the Board of Directors by the Rights Plan may make it more difficult for a change of control of our company to occur or for the Company to be acquired when the acquisition is opposed by our Board of Directors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.  We have foreign offices and operations in Europe and Asia.  As a result, a portion of our revenue is derived from sales to customers outside the United States.  Our international revenue is denominated in U.S. dollars, Euros and United Kingdom Pounds.  Most of the operating expenses related to our foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others.  If the U.S. dollar further weakens compared to the Euro, our operating expenses for foreign operations will be higher when translated back into U.S. dollars.  Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets.  Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.

We have in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities.  We do not use forward exchange contracts for speculative or trading purposes.  Our accounting policies for foreign exchange contracts are based on our designation of each contract.  The criteria we use for designating each contract include such contract’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities.  Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of October 31, 2004, we had no outstanding instruments classified as hedges.

Interest Rate Risk.  The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We believe that a hypothetical movement in interest rates, either up or down, would not have a material adverse impact on our cash and equivalent sand available-for-sale securities.  We do not borrow money for short-term investment purposes.

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of October 31, 2004, our investments balance was approximately $561,000 and was related to our investment in a 30 percent owned Chinese company.

The stock market in general, and the market for shares of technology companies in particular, has experienced price fluctuations.  In addition, factors such as new product introductions by our competitors or developments in the litigation related to our SCOsource initiatives may have a significant impact on the market price of our common stock.  Furthermore, quarter-to-quarter fluctuations in our results of operations may have a significant impact on the market price of our common stock.  These conditions could cause the price of our common stock to fluctuate substantially over short periods of time.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The SCO Group, Inc.:

We have audited the consolidated balance sheets of The SCO Group, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2004.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The SCO Group, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Salt Lake City, Utah
February 18, 2005, except as to Note 16, which is as of March 11, 2005

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2004	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,693	$64,428
Restricted cash	8,283	2,025
Available-for-sale securities	18,756	4,095
Accounts receivable, net of allowance for doubtful accounts of $136 and $230, respectively	6,638	9,282
Other current assets	1,870	2,450
Total current assets	48,240	82,280

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,991	3,482
Leasehold improvements	406	608
Furniture and fixtures	103	189
	3,500	4,279
Less accumulated depreciation and amortization	(2,851)	(3,131)
Net property and equipment	649	1,148

OTHER ASSETS:
Goodwill, net	—	1,166
Intangibles, net	5,413	9,286
Other assets	1,098	1,072
Total other assets	6,511	11,524

Total assets	$55,400	$94,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,854	$1,978
Payable to Novell, Inc.	3,283	2,025
Accrued compensation to law firms	7,956	10,556
Accrued payroll and benefits	3,369	4,752
Accrued liabilties	3,855	3,754
Derivative related to redeemable convertible preferred stock	—	15,224
Deferred revenue	4,877	5,501
Other royalties payable	354	523
Taxes payable	1,279	799
Total current liabilities	32,827	45,112

LONG-TERM LIABILITIES	343	508

MINORITY INTEREST	—	145

COMMITMENTS AND CONTINGENCIES (Note 10)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.001 par value; 5,000 shares authorized, 0 and 50 shares outstanding, respectively (Note 6)	—	29,671

COMMON STOCK SUBJECT TO RESCISSION (Note 7)	528	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 17,956 and 13,824 shares outstanding, respectively	18	14
Additional paid-in capital	246,273	218,690
Common stock held in treasury	(2,414)	—
Warrants outstanding	1,099	1,099
Deferred compensation	(22)	(347)
Accumulated other comprehensive income	964	926
Accumulated deficit	(224,216)	(200,866)
Total stockholders’ equity	21,702	19,516

Total liabilities and stockholders’ equity	$55,400	$94,952

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended October 31,
	2004	2003	2002

REVENUE:
Products	$35,352	$45,028	$52,975
SCOsource licensing	829	25,846	—
Services	6,628	8,380	11,266
Total revenue	42,809	79,254	64,241

COST OF REVENUE:
Products	3,221	4,068	7,558
SCOsource licensing (inclusive of amortization of intangibles of $334, $337 and $0, respectively)	19,743	9,500	—
Services	4,134	6,354	10,758
Total cost of revenue	27,098	19,922	18,316

GROSS MARGIN	15,711	59,332	45,925

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $75, $129, and $89, respectively)	17,038	24,392	29,554
Research and development (exclusive of stock-based compensation of $49, $112, and $45, respectively)	10,612	11,012	17,558
General and administrative (exclusive of stock-based compensation of $795, $963, and $991, respectively)	7,626	6,230	9,307
Severance and exit costs	3,168	498	6,728
Amortization of intangibles	2,566	3,190	2,853
Loss on disposition and impairment of long-lived assets	2,355	164	1,796
Write-off of investments	—	250	1,180
Stock-based compensation	919	1,204	1,125
Compensation to law firms	—	8,956	—
Total operating expenses	44,284	55,896	70,101

INCOME (LOSS) FROM OPERATIONS	(28,573)	3,436	(24,176)

EQUITY IN INCOME (LOSSES) OF AFFILIATES	111	(62)	(50)

OTHER INCOME (EXPENSE):
Interest income	905	188	377
Interest expense	—	(3)	(206)
Change in fair value of derivative (Note 6)	5,924	2,845	—
Other expense, net	(322)	(203)	(339)
Total other income (expense), net	6,507	2,827	(168)

INCOME (LOSS) BEFORE INCOME TAXES	(21,955)	6,201	(24,394)

PROVISION FOR INCOME TAXES	(1,395)	(774)	(483)

NET INCOME (LOSS)	(23,350)	5,427	(24,877)

CONTRIBUTIONS FROM (DIVIDENDS ON) REDEEMABLE CONVERTIBLE PREFERRED STOCK	7,123	(123)	—

NET INCOME AVAILABLE (LOSS APPLICABLE) TO COMMON STOCKHOLDERS	$(16,227)	$5,304	$(24,877)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(1.07)	$0.43	$(1.93)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(1.07)	$0.34	$(1.93)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	15,155	12,261	12,893
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	15,155	15,679	12,893

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(23,350)	$5,427	$(24,877)
Unrealized gain (loss) on available-for-sale securities	(67)	23	—
Foreign currency translation adjustment	105	393	423
COMPREHENSIVE INCOME (LOSS)	$(23,312)	$5,843	$(24,454)

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional					Accumulated
	Common Stock		Paid-in	Treasury Stock		Warrants	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Outstanding	Compensation	Income (Loss)	Deficit	Total
Balance, October 31, 2001	14,266	$14	$217,209	—	$—	$—	$(1,290)	$87	$(181,416)	$34,604
Issuance of common shares for services	30	—	113	—	—	—	—	—	—	113
Compensation expense for modifications made to certain option grants	—	—	73	—	—	—	—	—	—	73
Amortization of deferred compensation	—	—	—	—	—	—	986	—	—	986
Removal of deferred compensation related to termination of option holders	—	—	(155)	—	—	—	155	—	—	—
Reversal of compensation expense previously recorded related to termination of option holders	—	—	(565)	—	—	—	—	—	—	(565)
Issuance of common stock for services to officers and key employees	450	1	494	—	—	—	(495)	—	—	—
Issuance of common stock for prior services to former Chief Executive Officer	175	—	105	—	—	—	—	—	—	105
Issuance of common stock for the cancellation of change in control agreements	105	—	119	—	—	—	—	—	—	119
Issuance of common shares upon exercise of stock options	215	—	295	—	—	—	—	—	—	295
Issuance of common shares under employee stock purchase program	175	—	291	—	—	—	—	—	—	291
Acquisition of common shares from stockholders	(4,804)	(5)	(4,579)	—	—	—	—	—	—	(4,584)
Issuance of common shares for a note receivable	800	1	899	—	—	—	—	—	—	900
Issuance of a warrant	—	—	—	—	—	294	—	—	—	294
Cumulative translation adjustment	—	—	—	—	—	—	—	423	—	423
Net loss	—	—	—	—	—	—	—	—	(24,877)	(24,877)
Balance, October 31, 2002	11,412	11	214,299	—	—	294	(644)	510	(206,293)	8,177
Issuance of common shares to officers, key employees and directors for services, net of cancellations	357	1	726	—	—	—	(569)	—	—	158
Issuance of common shares upon exercise of stock options	1,305	1	2,055	—	—	—	—	—	—	2,056
Issuance of common shares under employee stock purchase program	345	—	236	—	—	—	—	—	—	236
Issuance of common shares in connection with business combination	305	1	2,460	—	—	—	—	—	—	2,461
Compensation expense for modifications made to certain option grants	—	—	42	—	—	—	—	—	—	42
Stock-based compensation for services	—	—	296	—	—	—	—	—	—	296
Issuance of warrants	—	—	—	—	—	1,099	—	—	—	1,099
Exercise of a warrant	200	—	294	—	—	(294)	—	—	—	—
Acquisition of common shares from stockholder	(100)	—	(1,718)	—	—	—	—	—	—	(1,718)
Amortization of stock-based compensation	—	—	—	—	—	—	866	—	—	866
Cumulative translation adjustment	—	—	—	—	—	—	—	393	—	393
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	23	—	23
Net income	—	—	—	—	—	—	—	—	5,427	5,427
Balance, October 31, 2003	13,824	14	218,690	—	—	1,099	(347)	926	(200,866)	19,516
Amortization of stock-based compensation	—	—	—	—	—	—	325	—	—	325
Compensation expense for modifications made to certain option grants	—	—	92	—	—	—	—	—	—	92
Stock-based compensation on options to non-employees	—	—	502	—	—	—	—	—	—	502
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	(67)	—	(67)
Dividend recorded on exchange of Series A-1 Preferred Stock for Series A Preferred Stock	—	—	(6,305)	—	—	—	—	—	—	(6,305)
Capital contribution recorded on repurchase of Series A-1 Convertible Preferred Stock	—	—	15,475	—	—	—	—	—	—	15,475
Conversion of Series A-1 Preferred Stock	2,846	3	18,757	—	—	—	—	—	—	18,760
Dividends on Series A and Series A-1 Convertible Preferred Stock	—	—	(2,170)	—	—	—	—	—	—	(2,170)
Cumulative translation adjustment	—	—	—	—	—	—	—	105	—	105
Acquisition of common shares	—	—	—	(290)	(2,414)	—	—	—	—	(2,414)
Cancellation of restricted stock awards for terminated employees	(11)	—	—	—	—	—	—	—	—	—
Issuance of common shares upon exercise of stock options	606	1	950	—	—	—	—	—	—	951
Issuance of common shares under employee stock purchase program	691	—	810	—	—	—	—	—	—	810
Common stock subject to rescission	—	—	(528)	—	—	—	—	—	—	(528)
Net loss	—	—	—	—	—	—	—	—	(23,350)	(23,350)
Balance, October 31, 2004	17,956	$18	$246,273	(290)	$(2,414)	$1,099	$(22)	$964	$(224,216)	$21,702

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,350)	$5,427	$(24,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common shares as compensation to law firms	—	7,956	—
Amortization of intangibles	2,900	3,527	3,187
Stock-based compensation	919	1,204	1,125
Depreciation and amortization	783	1,049	2,555
Write-downs of investments	—	250	1,180
Issuance of a warrant (classified as cost of SCOsource licensing revenue)	—	243	—
Loss on disposition and write-downs of long-lived assets	2,355	164	1,796
Equity in (income) losses of affiliates	(111)	62	50
Change in fair value of derivative	(5,924)	(2,845)	—
Amortization of debt discount	—	—	208
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(5,000)	—	—
Accounts receivable, net	2,644	(837)	8,120
Other current assets	580	1,269	(145)
Other assets	84	1,501	(1,387)
Accounts payable	5,876	(217)	(414)
Payable to The Santa Cruz Operation	—	—	27
Accrued payroll and benefits	(1,383)	1,115	(2,924)
Compensation to law firms	(2,600)	2,600	—
Accrued liabilities	101	(4,091)	411
Deferred revenue	(624)	(4,555)	1,815
Other royalties payable	(169)	(146)	(503)
Taxes payable	480	90	(240)
Other long-term liabilities	(165)	(1,679)	(576)
Net cash provided by (used in) operating activities	(22,604)	12,087	(10,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(506)	(467)	(206)
Acquisitions, net of acquisition costs and cash received	—	—	(100)
Purchase of available-for-sale securities	(59,224)	(4,095)	—
Proceeds from available-for-sale securities	44,496	—	5,943
Purchase of minority interest in Japanese subsidiary	(209)	—	—
Investment in non-marketable securities	—	(950)	(350)
Net cash provided by (used in) investing activities	(15,443)	(5,512)	5,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	810	236	291
Proceeds from exercise of common stock options	951	2,056	295
Repurchase of common stock	(2,414)	—	(4,584)
Net proceeds from the issuance of warrants	—	856	—
Repayments of long-term debt	—	—	(5,000)
Costs incurred in connection with Series A-1 Convertible Preferred Stock issuance	(211)	—	—
Repurchase and retirement of Series A-1 Convertible Preferred Stock	(13,000)	—	—
Net proceeds from issuance of Series A Convertible Preferred Stock	—	47,740	—
Net cash provided by (used in) financing activities	(13,864)	50,888	(8,998)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,911)	57,463	(14,303)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	176	376	351
CASH AND CASH EQUIVALENTS, beginning of year	64,428	6,589	20,541
CASH AND CASH EQUIVALENTS, end of year	$12,693	$64,428	$6,589

See accompanying notes to consolidated financial statements.

	Year Ended October 31,
	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$957	$413	$877

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of dividends	$2,047	$123	$—

Capital contribution in connection with repurchase and cancellation of Series A-1 shares	$(15,475)	$—	$—

Dividend in connection with exchange of Series A-1 for Series A	$6,305	$—	$—

Common stock subject to rescission	$528	$—	$—

Deferred compensation for issuance of common shares	$—	$569	$495

Acquisition of Vultus, Inc.:
Intangible assets	$—	$1,555	$—
Goodwill	$—	$1,166	$—
Common stock issued	$—	$(2,461)	$—
Accrued liabilities assumed	$—	$(215)	$—
Acquisition costs	$—	$(45)	$—

Settlement of notes receivable from Vista and NextEStage:
SCO shares acquired	$—	$1,718	$—
Investment write-off and other	$—	$500	$—
Notes receivable, royalties and investment	$—	$(2,218)	$—

Settlement related to the acquisition of the server and professional services groups of The Santa Cruz Operation reflected as an adjustment to the purchase price	$—	$—	$3,341

Issuance of common shares for a note receivable	$—	$—	$900

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS AND LIQUIDITY

The Company was originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation, on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, Caldera Systems completed an initial public offering of its common stock.  On March 6, 2000, Caldera Systems reincorporated in Delaware.

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

The Company’s business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market.  In 2003 the Company established its SCOsource division and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system which it acquired from The Santa Cruz Operation.

During the year ended October 31, 2004, the Company used cash of $22,604,000 in its operations.  A significant portion of this cash was used to pursue the Company’s intellectual property litigation.  As of October 31, 2004, the Company had a total of $31,449,000 in cash and cash equivalents and available-for-sale securities and an additional $5,000,000 as restricted cash to be used in its operations and pursue its intellectual property litigation.  As a result of the Engagement Agreement between the Company and its Law Firms (see Note 10), the Company anticipates using cash of approximately $27,000,000 in the defense of its intellectual property litigation during the year ending October 31, 2005, which would leave the Company approximately $9,449,000 in cash for its business operations.  The Company expects that its UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover its internal costs related to its SCOsource initiatives and intellectual property litigation, and believes that it will have sufficient cash resources to fund its operations for the next twelve months.

(2) SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, determination of fair value of the derivative associated with the now retired

Convertible Preferred Stock, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 fiscal year amounts to conform to the current year presentation.  The reclassifications had no effect on net loss for the prior years.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned operating subsidiaries after all intercompany balances and transactions have been eliminated.

The following table lists the Company’s subsidiaries, location and ownership interest:

Subsidiary	Location	Ownership Interest

SCO Operations, Inc.	United States	Wholly-owned
SCO Global, Inc.	United States	Wholly-owned
SCO Software (Ireland) Ltd.	Ireland	Wholly-owned
SCO Software (UK) Ltd.	United Kingdom	Wholly-owned
SCO Japan, Ltd.	Japan	Wholly-owned
The SCO Group Korea, Inc.	Korea	Wholly-owned
SCO Canada, Inc.	Canada	Wholly-owned
The SCO Group (Deutschland) GmbH	Germany	Wholly-owned
The SCO Group (France) Sarl	France	Wholly-owned
The SCO Group (Italia) Srl	Italy	Wholly-owned

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.  The fair values of available-for-sale securities are determined using quoted market prices for these securities.  The fair value of the Series A Convertible Preferred Stock derivative and Series A Convertible Preferred Stock as of October 31, 2003 were determined using a binomial pricing model (see Note 6).

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local foreign currency.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date.  Revenue and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments resulting from translation of the subsidiaries’ accounts are recorded in accumulated other comprehensive income.  Gains and losses resulting from foreign currency transactions are included as a component of other income in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $2,633,000 and $61,701,000 as of October 31, 2004 and 2003, respectively.  Cash was $10,060,000 and $2,727,000 as of October 31, 2004 and 2003, respectively.

Available-for-Sale Securities

The following table shows the cost, unrealized gain or loss and fair market value of the Company’s cash equivalents and available-for-sale securities as of October 31, 2004 and 2003 (in thousands):

	October 31, 2004
	Cost	Unrealized Gains (Losses), net	Fair Market Value

Corporate notes	$2,000	$—	$2,000
U.S. Government agencies	16,800	(44)	16,756
Total	$18,800	$(44)	$18,756

	October 31, 2003
	Cost	Unrealized Gains (Losses), net	Fair Market Value

Corporate notes	$1,874	$16	$1,890
U.S. Government agencies	2,198	7	2,205
Total	$4,072	$23	$4,095

Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss).  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.  As of October 31, 2004 and 2003, available-for-sale securities at amortized cost and fair value consisted of the following (in thousands):

	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity date
3 - 12 months	$—	$—	$701	$703
> 12 months	18,800	18,756	3,371	3,392
Total	$18,800	$18,756	$4,072	$4,095

All U.S. Government agencies in an unrealized loss position as of October 31, 2004 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

Restricted Cash and Payable to Novell, Inc.

Pursuant to the 1995 Asset Purchase Agreement and the Company’s acquisition of assets and operations of The Santa Cruz Operation, the Company acts as an administrative agent in the collection of payments from a limited number of pre-existing Novell, Inc. (“Novell”) customers who continue to deploy SVRx technology.  Under the agency agreement, the Company collects payments from such customers and receives 5 percent as an administrative fee.  The Company records the 5 percent administrative fee as revenue in its consolidated statements of operations.  The accompanying consolidated balance sheets as of October 31, 2004 and 2003 reflect amounts collected related to this agency agreement but not yet remitted to Novell of $3,283,000 and $2,025,000, respectively, as restricted cash and payable to Novell.  The Company’s obligation to act as an administrative agent for Novell is unrelated to the Company’s SCOsource initiatives related to its intellectual property rights or the

Company’s lawsuit against Novell for slander of title alleging Novell’s bad faith effort to interfere with the Company’s copyrights in its UNIX source code and derivative works and its UnixWare product.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and require no collateral from these customers.  The Company performs ongoing credit evaluations of the Company’s customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period.  As of October 31, 2004 and 2003, the allowance for doubtful accounts was $136,000 and $230,000, respectively.

Inventories

Inventories consist primarily of completed software products.  Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.  As of October 31, 2004 and 2003, inventories amounted to $248,000 and $298,000, respectively.  Inventories are included in other current assets in the accompanying consolidated balance sheets.

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Capitalized Software Costs

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a detail program design.  Software development costs incurred after technological feasibility was established and prior to product release were not material for fiscal years 2004, 2003 and 2002.  The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Depreciation and amortization expense was $783,000, $1,049,000 and $2,555,000 during the years ended October 31, 2004, 2003 and 2002, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to distributors, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

The majority of the Company’s revenue transactions relate to product-only sales.  On occasion, the Company has revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services).  For software agreements that have multiple elements, the Company allocates revenue to each component of the contract based on the relative fair value of the elements.  The fair value of each element is based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  The Company recognizes revenue when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.

The Company recognizes product revenue from OEMs when the software is sold by the OEM to an end-user customer.  Payments for fees are generally made in advance and are non-refundable.  Revenue from technical support services and consulting services is recognized as the related services are performed.  Revenue for maintenance is recognized ratably over the maintenance period.

The Company considers an arrangement with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed and determinable and revenue is recognized when the fee becomes due.  The Company typically provides stock rotation rights for sales made through its distribution channel and sales to distributors are recognized upon shipment by the distributor to end users.  For direct sales not through the Company’s distribution channel, sales are typically non-refundable and non-cancelable.  The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable.

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

Royalty Costs

Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold.  Royalties paid in advance of product sales are included in other current assets and recorded as cost of revenue when the related products are sold.  During fiscal years 2004, 2003 and 2002, the Company incurred $1,262,000, $1,464,000 and $1,552,000, respectively, in royalty expense.

Advertising

The Company expenses the cost of advertising as incurred.  Advertising expenses totaled $350,000, $665,000 and $1,698,000, respectively, for fiscal years 2004, 2003 and 2002, respectively.

Stock-based Compensation

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.”  Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock.  The Compensation expense, if any, is amortized to expense over the vesting period.

SFAS No. 148, “Accounting for Stock-Based Compensation,” requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”  The fair value for the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

With respect to stock options and restricted stock awards granted and employee stock purchase program (“ESPP”) shares purchased during the years ended October 31, 2004, 2003 and 2002, the assumptions used in the Black-Scholes option-pricing model are as follows:

	2004	2003	2002
Risk-free interest rate	2.8%	2.9%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	79.5%	126.0%	161.0%
Expected exercise life (in years)	3.0	2.7	2.5

For purposes of the pro forma disclosure, the estimated fair value of stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net income (loss) to common stockholders and the net income (loss) to common stockholders per diluted common share for the years ended October 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002
Net income available (loss applicable) to common stockholders:
As reported	$(16,227)	$5,304	$(24,877)
Stock-based compensation included in reported net income (loss)	919	1,204	1,125
Stock-based compensation under fair value method	(2,082)	(1,855)	(6,814)
Pro forma net income available (loss applicable) to common stockholders	$(17,390)	$4,653	$(30,566)
Net income available (loss applicable) to common stockholders per basic common share:
As reported	$(1.07)	$0.43	$(1.93)
Pro forma	$(1.15)	$0.38	$(2.37)
Net income available (loss applicable) to common stockholders per diluted common share:
As reported	$(1.07)	$0.34	$(1.93)
Pro forma	$(1.15)	$0.30	$(2.37)

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company has provided a valuation allowance against the entire net deferred tax asset because of its history of net operating losses and the uncertainties regarding future operating profitability and taxable income.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on available-for-sale securities and is presented in the accompanying consolidated statements of operations and comprehensive income (loss).

Hedging of Foreign Currency Transactions

The Company has in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities.  The Company has not used forward exchange contracts for speculative or trading purposes.  The Company’s accounting policies for foreign exchange contracts are based on the Company’s designation of each contract.  The criteria used for designating each contract include such contract’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities.  Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as gains and losses on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of October 31, 2004, the Company had no outstanding instruments classified as hedges.

Net Income (Loss) per Common Share

 Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average of shares issuable upon the exercise of outstanding stock options, restricted stock awards, warrants to acquire common stock and preferred stock convertible into common shares.  If dilutive, the Company computes Diluted EPS using the treasury stock method.

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	2004	2003	2002

Numerator:
Net income available (loss applicable) to common stockholders	$(16,227)	$5,304	$(24,877)
Denominator:
Weighted average common shares outstanding	15,155	12,256	12,893
Series A Convertible Preferred Stock	—	5	—
Weighted average basic common shares outstanding	15,155	12,261	12,893
Stock options	—	2,833	—
Restricted stock	—	471	—
Warrants	—	114	—
Weighted average diluted common shares outstanding	15,155	15,679	12,893
Basic EPS	$(1.07)	$0.43	$(1.93)
Diluted EPS	(1.07)	0.34	(1.93)

Excluded anti-dilutive common share equivalents	3,161	387	4,374

The excluded anti-dilutive common share equivalents are not included in the computation of Diluted EPS as their effect would have decreased Diluted EPS.

(3) ACQUISITIONS

Vultus

Under the terms of an Asset Acquisition Agreement (the “Vultus Agreement”) dated June 6, 2003, the Company acquired substantially all of the assets of Vultus, Inc. (“Vultus”), a corporation engaged in the web services interface business.  As consideration for the assets acquired, the Company issued approximately 167,000 shares of the Company’s common stock, of which The Canopy Group, Inc. (“Canopy”), the Company’s principal stockholder as of October 31, 2004, received approximately 37,000 shares.  The Company also assumed approximately $215,000 in accrued liabilities of Vultus.  In addition, the Company assumed the obligations of Vultus under two secured notes payable to Canopy totaling $1,073,000.  In connection with the assumption of the notes payable to Canopy, Canopy agreed to accept the issuance of approximately 138,000 shares of the Company’s common stock in full satisfaction of the obligations.  Canopy was a stockholder and significant debt holder of Vultus.  Neither Canopy nor any of its officers or directors participated in the Company’s approval of this transaction.

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

Pro Forma Financial Information

The following table sets forth certain pro forma financial information had the Vultus acquisition been completed as of November 1, 2002 (unaudited, in thousands, except per share amounts):

	Year Ended October 31,
	2003	2002

Revenue	$79,254	$64,296
Net income (loss) from operations	2,133	(26,142)
Net income available (loss) applicable to common stockholders	3,998	(26,877)
Basic net income (loss) per common share	$0.32	$(2.04)
Diluted net income (loss) per common share	$0.25	$(2.04)

As discussed in more detail in Note 4, the Company recorded an asset impairment related to Vultus during the year ended October 31, 2004.

(4) GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity related to amortized intangible assets for the years ended October 31, 2003 and 2004 as well as the remaining unamortized balances as of October 31, 2004 (in thousands):

	As of October 31, 2002	Year Ended October 31, 2003		As of October 31, 2003
	Net Book Value	Amortization Expense	Additions	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$9,273	$(2,319)	$—	$6,954
Acquired technology	1,777	(1,157)	1,555	2,175
Trade name	208	(51)	—	157
Total intangible assets	$11,258	$(3,527)	$1,555	$9,286

	As of October 31, 2003	Year Ended October 31, 2004		As of October 31, 2004
	Net Book Value	Amortization Expense	Impairment Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$6,954	$(2,318)	$—	$4,636
Acquired technology	2,175	(529)	(973)	673
Trade name	157	(53)	—	104
Total intangible assets	$9,286	$(2,900)	$(973)	$5,413

Of the $2,900,000 in amortization expense for the year ended October 31, 2004, $334,000 was classified as cost of SCOsource licensing revenue and the remaining $2,566,000 was classified as amortization of intangible assets in operating expenses.  Of the $3,527,000 in amortization expense for the year ended October 31, 2003, $337,000 was classified as cost of SCOsource licensing revenue and the remaining $3,190,000 was classified as amortization of intangible assets in operating expenses.  Amortization expense was $3,187,000 for the year ended October 31, 2002 and $2,853,000 was classified as an operating expense.

During the year ended October 31, 2004, the Company recorded a loss on impairment of long-lived assets totaling $2,139,000, which related to an impairment loss on intangible assets of $973,000 and an impairment of goodwill of $1,166,000.  The intangible assets and goodwill were included as part of the UNIX segment.

The impairment loss related to goodwill and intangible assets acquired in connection with the acquisition of Vultus in June 2003.  The Company concluded that an impairment-triggering event occurred during the three months ended April 30, 2004 as the Company had a reduction in force that impacted the Company’s ability to move the Vultus initiative forward on a stand-alone basis and because an impending partnership that would have solidified the Vultus revenue and cash flow opportunities did not materialize.  Consequently, the Company concluded that no significant future cash flows related to its Vultus assets would be realized.  The Company performed an impairment analysis of its recorded goodwill related to the Vultus reporting unit using a present value of future cash flows model.  Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144.  As a result of these analyses, the Company wrote-down the carrying value of its goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote-down intangible assets related to its Vultus acquisition from $973,000 to $0.

Future amortization expense for the above intangible assets as of October 31, 2004, is as follows (in thousands):

Amortization
Expense
Year ending October 31,
2005	$2,706
2006	2,707
Total	$5,413

Pursuant to SFAS No. 142, the Company is required to test its intangible assets for impairment at least annually.  The Company performed a test as of October 31, 2004 and concluded that no impairment had occurred.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

The Company accounts for each of its investments in non-marketable securities under the cost method, if the Company owns less than 20 percent of the outstanding voting securities or under the equity method if the Company owns more than 20 percent but less than 50 percent of the outstanding voting securities.

In connection with the Company’s acquisition of the server and professional services groups from The Santa Cruz Operation, it acquired a 30 percent ownership interest in SCO Software, China; a joint venture in China.  This investment is being accounted for using the equity method.  As of October 31, 2004, the Company had a balance of $561,000 for its China investment, which is included as a component of other assets.  The Company’s other investments in non-marketable securities have been fully impaired in prior fiscal years and did not have a book value as of October 31, 2004.

Income or loss recorded on the Company’s investments is recorded as equity in income (losses) of affiliates in the consolidated statements of operations and amounted to $111,000, ($62,000) and ($50,000) for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

Investment Impairments and Write-offs

Management routinely assesses the Company’s investments for impairment and adjusts the carrying amount to estimated realizable values when impairment has occurred.  During the years ended October 31, 2003 and 2002, management determined that the carrying value of certain of its investments would most likely not be recoverable and incurred write-offs of $250,000 and $1,180,000, respectively.  The necessary write-offs were due to declines in general economic conditions and the impact of such declines in the operations of these companies as well as a decline in overall market valuations.

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 16, 2003, the Company issued 50,000 shares of its redeemable Series A Convertible Preferred Stock (the “Series A”) for $1,000 per share.  The net proceeds from the sale of the Series A were $47,740,000.  The value of the Series A was classified outside of permanent equity because of certain redemption features that were outside the control of the Company.

The terms of the Series A included a number of conversion provisions that represented a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined that the conversion feature allowing Series A holders to acquire common shares was an embedded derivative requiring separate accounting.  This required the Company to record the derivative at fair value and mark to fair value at each reporting period.  Changes in the fair value of the derivative were recorded in the Company’s statement of operations.  As of October 16, 2003, the Company, through the assistance of an independent valuation firm, determined the initial fair value of the derivative was $18,069,000.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as a gain as a change in fair value of derivative in other income in the statement of operations for fiscal year 2003.

As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as a gain as a change in fair value of derivative in other income in the statement of operations for three months ended January 31, 2004.  On February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1”), and, as a result, no Series A shares remained outstanding as of February 5, 2004.  The exchange did not result in the Company receiving any additional proceeds.  As of February 5, 2004, the fair value of the derivative was $9,300,000 and the decrease in fair value of $2,300,000 from January 31, 2004 was recorded as a gain as a change in fair value of derivative in other income in the statement of operations.

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

Conversion of Series A-1 Shares and Transfer of Series A-1 Shares to BayStar

On May 5, 2004, the Company received a notice from Royal Bank of Canada (“RBC”), one of the holders of the Series A-1 shares that RBC had elected to convert 10,000 Series A-1 shares into a total of 740,740 shares of the Company’s common stock.  The converted Series A-1 shares were purchased at a price of $1,000 per share and were converted into shares of common stock based on a conversion price of $13.50 per share.  A total of $9,013,000 was recorded as permanent equity as a result of this conversion.  Additionally, RBC informed the Company that it had sold its remaining 20,000 Series A-1 shares to BayStar Capital II, L.P. (“BayStar”), which following such transfer held a total of 40,000 Series A-1 shares.

Agreement to Repurchase BayStar Capital Series A-1 Shares

On May 31, 2004, the Company entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares, including accrued dividends.  Terms of the agreement required the Company to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of the Company’s common stock.  The repurchase price was payable and issuable upon the effectiveness of a shelf registration statement covering the resale of the shares of common stock that would be issued to BayStar upon the closing of the repurchase.  On July 21, 2004, the SEC declared the Company’s registration statement on Form S-3 effective, and, in accordance with the terms of the repurchase agreement, the closing of the repurchase with BayStar closed on that date.  The fair value of the cash and common shares delivered to BayStar was less than the carrying value of the remaining value of the Series A-1 shares and the Company recorded a capital contribution as a dividend for this difference as outlined in the following table (in thousands):

Fair value of 2,105,263 common shares	$9,747
Cash consideration	13,000
Total value to BayStar	22,747
Carrying value of Series A-1 including dividends	38,222
Capital contribution	$(15,475)

Dividends

If the repurchase had not occurred, dividends on the Series A-1 shares would have been paid after October 16, 2004, the first anniversary of the original Series A private placement, quarterly at a rate of 8 percent per annum, subject to annual increases of 2 percent per annum, not to exceed 12 percent per annum.  Although the Company accrued dividends of $2,047,000 and $123,000 for the years ended October 31, 2004 and 2003, respectively, which reduced earnings to common stockholders, the Company will no longer accrue dividends on preferred stock because the repurchase transaction with BayStar closed.  The Company never paid any dividends on the Series A or Series A-1 shares.

(7) COMMON STOCK SUBJECT TO RESCISSION

The Company believes certain shares and options granted under the Equity Compensation Plans were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.  Although the Company continues to evaluate the possible actions it may take, the Company may make a rescission offer to certain Plan participants entitled to rescission rights subject to obtaining required regulatory approvals.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s possible rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such plan participants otherwise make rescission claims against the Company, the Company could be required to make aggregate payments to these plan participants of up to $528,000 in the aggregate, excluding interest and other possible fees, based upon approximately 499,000 shares outstanding under the Plans as of October 31, 2004.

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

(8) STOCKHOLDERS’ EQUITY

Reverse Stock Split

On December 17, 2001, the Company’s board of directors approved a one-for-four reverse stock split for holders of common stock.  On March 4, 2002, the stockholders approved this reverse stock split and the Company’s authorized shares were reduced from 200,000,000 shares to 50,000,000 shares consisting of 5,000,000 shares of preferred stock and 45,000,000 shares of common stock.  The outstanding common shares were reduced from 57,715,000 shares to 14,428,750 shares.  The reverse stock split of common shares has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented, unless otherwise indicated.

Stock Options

 During the year ended October 31, 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) that provided for the granting of nonqualified stock options to purchase shares of common stock.  On December 1, 1999, the Company’s board of directors approved the 1999 Omnibus Stock Incentive Plan (the “1999 Plan”), which was intended to serve as the successor equity incentive program to the 1998 Plan.  The 1999 Plan allows for the grant of awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted shares, phantom stock and stock bonuses.  Awards may be granted to individuals in the Company’s employ or service.

On May 16, 2003, the Company’s stockholders approved the 2002 Omnibus Stock Incentive Plan (the “2002 Plan”) upon the recommendation of the board of directors.  The 2002 Plan permits the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses.  Stock options may have an exercise price equal to, less than, or greater than the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options must be equal to or greater than the fair market value of the common stock as of the date of grant.

On April 20, 2004, the Company’s stockholders approved the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) upon the recommendation of the board of directors.  The 2004 Plan allows for the award of up to 1,500,000 shares of the Company’s common stock and permits the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses.  The 2004 Plan is administered by the Compensation Committee of the Company’s board of directors.  The Compensation Committee has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.  Stock options may have an exercise price equal to, less than, or greater than the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options must be equal to or greater than the fair market value of the common stock as of the date of grant.  Shares issued pursuant to the 2004 Plan may be authorized and unissued shares, treasury shares or shares acquired by the Company for purposes of the 2004 Plan.

Under the terms of the 1998, 1999, 2002 and 2004 Plans, options generally expire 10 years from the date of grant or within 90 days of termination.  Options granted under these plans generally vest at 25 percent after the completion of one year of service and then 1/36 per month for the remaining three years and would be fully vested at the end of four years.

The board may suspend, revise, terminate or amend any of the option plans at any time; provided, however, that stockholder approval must be obtained if and to the extent that the board deems it appropriate to satisfy Section 162(m) of the Code, Section 422 of the Code or the rules of any stock exchange on which the common stock is listed.  No action under the option plans may, without the consent of the participant, reduce the participant’s rights under any outstanding award.

As of October 31, 2004, 232,000 shares were available for issuance under the 1999 Plan, 452,000 shares were available for issuance under the 2000 Plan, and 1,145,000 shares were available for issuance under the 2004 Plan.  A summary of stock option activity under the 1998, 1999,  2002 and 2004 Plans for the years ended October 31, 2004, 2003 and 2002 is as follows (in thousands, except per share amounts):

		Weighted Average
	Options	Exercise Price

Balance, October 31, 2001	3,108	$10.12
Granted	3,910	0.98
Exercised	(215)	1.37
Cancelled	(2,537)	7.54
Balance, October 31, 2002	4,266	3.78
Granted	1,755	5.56
Exercised	(1,305)	1.57
Cancelled	(1,055)	9.34
Balance, October 31, 2003	3,661	3.74
Granted	939	7.31
Exercised	(606)	1.57
Cancelled	(833)	7.62
Balance, October 31, 2004	3,161	$4.18

The weighted average fair value of options granted for the years ended October 31, 2004 2003 and 2002 was $7.31, $5.56 and $0.98, respectively.

During the years ended October 31, 2004, 2003 and 2002, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company’s common stock.  A summary of stock options outstanding and exercisable under the Company’s 1998, 1999, 2002 and 2004 Plans as of October 31, 2004 is as follows (in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Contractual		Exercise	Options	Exercise
Exercise Prices	Outstanding	Life		Price	Exercisable	Price

$ 0.66 – $0.76	600	7.66	years	$0.76	283	$0.76
$ 0.77 – $1.10	397	7.68		0.90	322	0.87
$ 1.12 – $2.00	407	7.21		1.21	282	1.15
$ 2.07 – $4.05	770	8.30		2.59	365	2.34
$ 4.50 – $9.12	658	9.13		6.57	99	7.37
$ 9.12 and above	329	8.21		16.99	131	18.90
	3,161	8.12	years	$4.18	1,482	$3.29

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan, as amended, is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions.  A participant may contribute up to 10 percent of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant’s behalf on each semi-annual purchase date (the last business day in May and November).  The purchase price per share will be 85 percent of the lower of the fair market value of the Company’s common stock on the participant’s entry date into the offering period or the fair market value on the semi-annual purchase date.

The board may at any time amend or modify the plan.  The plan will terminate no later than the last business day in April 2010.

During the year ended October 31, 2004, 691,000 shares were purchased at prices ranging from $0.66 to $5.21 per share.  During the year ended October 31, 2003, 345,000 shares were purchased at prices ranging from $0.66 to $1.38 per share and during the year ended October 31, 2002, 175,000 shares were purchased at prices ranging from $0.71 to $2.62 per share.

Stock-based Compensation

 Stock-based compensation was $919,000, $1,204,000 and $1,125,000 during the years ended October 2004, 2003 and 2002, respectively.  The following table summarizes the components of stock-based compensation (in thousands):

	2004	2003	2002

Amortization of stock-based compensation	$325	$866	$986
Options, warrants and shares for services	502	296	631
Option modifications	92	42	73
Reversal of previously recorded expense related to terminated employees	—	—	(565)
Total	$919	$1,204	$1,125

Restricted Stock Awards

During the year ended October 31, 2004, the Company did not grant any shares of restricted stock.  During the year ended October 31, 2003, the Company issued 180,000 shares of restricted stock to certain key employees.  The restrictions on the restricted stock awards granted to key employees lapse over a period of 24 months.  The fair value of the restricted stock awards granted was approximately $374,000.  The fair value of the restricted stock awards was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.  Additionally in 2003, the Company’s board of directors approved a resolution to receive remaining amounts owed to them for services provided during the year ended October 31, 2002 fiscal year in the form of restricted stock awards.  The Company issued 27,500 shares of common stock with a fair value of $36,000 that was expensed as a component of options and shares for services in the above table.  Finally, the Company granted 150,000 shares of restricted common stock to members of the Company’s board of directors with a fair value of $195,000 and was recorded as a component of deferred compensation.  The restricted common stock issued to the board of directors was in lieu of cash compensation for their services to the Company during fiscal year 2003 and the restrictions lapsed on October 31, 2003.

During the year ended October 31, 2002, the Company issued 450,000 shares of restricted stock to certain key employees.  The restrictions related to the restricted stock awards lapse over a period of 24 months.  The fair value of the restricted stock awards granted of $495,000 was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.

Warrants

In August 2002, the Company entered into an agreement with Morgan Keegan & Company (“Morgan Keegan”) to act as an exclusive financial advisor to assist the Company in its analysis, consideration and if appropriate, execution of various financial and strategic alternatives including, but not limited to, securing additional equity and/or debt capital and potential strategic transactions including mergers, acquisitions and joint ventures.  During the year ended October 31, 2003, the Company paid a fee to Morgan Keegan of $2,000,000 in connection with the Company’s Series A private placement.

In consideration for the services provided, in August 2002, the Company issued to Morgan Keegan a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  Morgan Keegan was granted demand registration rights to have the Company use its best efforts to register the shares upon exercise of the warrant.  The Company expensed the fair value of the warrant of $294,000, determined using the Black-Scholes option-pricing model.  In January 2003, Morgan Keegan exercised the warrant.

During the year ended October 31, 2003, the Company issued three warrants to Sun Microsystems, Inc. (“Sun”).  The warrants allow Sun to acquire a total of 235,000 shares of the Company’s common stock at an exercise price of $1.83 per share for a term of five years from the date of grant.  The warrants were issued in connection with a SCOsource revenue transaction with Sun, and the Company has recorded the fair value of the warrants of $856,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and reduced SCOsource license revenue.  The Company received the $856,000 in cash from Sun in connection with payments received under the terms of the revenue transaction.  As of October 31, 2004, all warrants to Sun remained outstanding and unexercised.

During the year ended October 31, 2003, the Company issued a warrant to a consultant, as part of an agreement to assist the Company with its SCOsource licensing initiative.  The warrant allows the consultant to acquire 25,000 shares of the Company’s common stock at an exercise price of $8.50 per share for a term of two years from the date of the agreement.  The Company has recorded the fair value of the warrant of $243,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and included this cost as a cost of SCOsource licensing revenue.  As of October 31, 2004, the warrant remains outstanding and unexercised.

Repurchase of Common Stock

On March 10, 2004, the Company’s board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of the Company’s common stock over the 24-month period following March 10, 2004, the time at which the repurchase program was effective.  Any repurchased shares will be held in treasury and will be available for general corporate purposes.  The repurchase program will allow the Company to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors.  During the year ended October 31, 2004, the Company purchased approximately 290,000 shares of its common stock at a total cost of approximately $2,414,000.

Stockholder Rights Plan

On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004.  The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.  The value of the purchase rights is immaterial as of October 31, 2004.

Stock Buyback from The Santa Cruz Operation and MTI Technology Corp. (“MTI”)

During the year ended October 31, 2002, the Company bought back an aggregate of 3,615,000 shares of its outstanding common stock from The Santa Cruz Operation in two transactions.  The Company paid an aggregate of $3,514,000 for these shares, or an average of $0.97 per share.  In connection with the repurchase, the Company received and accepted a resignation letter from one of the directors representing The Santa Cruz Operation on the Company’s board of directors.

During the year ended October 31, 2002, the Company purchased 1,189,000 shares of its outstanding common stock from MTI for $1,070,000, or $0.90 per share, which represented a premium from the quoted market price.

The Company has elected to retire the acquired shares and has accordingly reflected the amounts paid as a reduction to stockholders’ equity.

(9) INCOME TAXES

The net income (loss) before income taxes consisted of the following components for the years ended October 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Domestic U.S. operations	$(21,875)	$8,546	$(25,371)
Foreign operations	(80)	(2,345)	977
Total	$(21,955)	$6,201	$(24,394)

The components of the provision for income taxes for the years ended October 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current:
U.S. State	$27	$16	$—
Non – U.S.	1,368	758	483
	1,395	774	483
Deferred:
U.S. Federal	(13,248)	1,114	(8,894)
U.S. State	(499)	42	(335)
Change in valuation allowance	13,747	(1,156)	9,229

Total provision for income taxes	$1,395	$774	$483

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities.  They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

The significant components of the Company’s deferred income tax assets and liabilities at October 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred income tax assets:
Net operating loss carry-forwards	$45,580	$33,534
Intangible assets	7,299	7,326
Tax basis in excess of book basis related to acquired assets	4,491	4,313
Reserves and accrued expenses	4,862	2,129
Book depreciation in excess of tax	425	1,356
Deferred revenue	270	514
Basis difference in investments	151	451
Capital loss carry-forward	4,009	3,851
Total deferred income tax assets	67,087	53,474
Deferred tax liabilities:
Tax on foreign earnings	(432)	(566)
Total deferred income tax liabilities	(432)	(566)
Valuation allowance	(66,655)	(52,908)
Net deferred income tax assets	$—	$—

The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  The Company has established a full valuation allowance against its net deferred income tax assets.  Management believes that as of October 31, 2004, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the ultimate realizability of these deferred income tax assets, that it is more likely than not that those assets will not be realized.

As of October 31, 2004, the Company had net operating loss carry-forwards for federal income tax reporting purposes totaling approximately $121,448,000 that expire between 2019 and 2024.  Approximately $18,848,000 of this amount is a result of the exercise of employee stock options.  When recognized the tax benefit of these exercises will be accounted for as a credit to stockholders’ equity.

The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of net operating loss carry-forwards if certain changes in ownership have taken place or will take place.  Ownership changes have occurred and utilization of the Company’s net operating loss carry-forwards may be limited pursuant to Internal Revenue Code Section 382 as a result of these ownership changes.

The differences between the provision for income taxes at the U.S. statutory rate and the Company’s effective tax rate are as follows:

	2004	2003	2002

Provision (benefit) at statutory rate	(34.0)%	34.0%	(34.0)%
Other permanent book to tax differences	1.9%	0.2%	0.2%
State income taxes, net of federal effect	0.0%	0.3%	(3.9)%
Foreign income taxes	6.4%	12.3%	2.0%
Change in fair value of derivative	(9.1)%	(15.6)%	—
Other	—	—	(0.1)%
Change in valuation allowance	41.2%	(18.7)%	37.8%
Total provision for income taxes	6.4%	12.5%	2.0%

(10) COMMITMENTS AND CONTINGENCIES

Litigation

IBM Corporation

On or about March 6, 2003, the Company filed a complaint against IBM Corporation (“IBM”).  This action is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  The initial complaint included claims for breach of contract, misappropriation of trade secrets, tortious interference, and unfair competition.  The initial complaint also alleged that IBM had used and distributed information concerning the UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  As a result of IBM’s actions, the Company is requesting damages in an amount to be proven at trial, together with additional damages through and after the time of trial.  On or about June 13, 2003, the Company delivered to IBM a notice of termination of IBM’s UNIX license agreement with the Company, which license underlies IBM’s AIX software.

On or about June 16, 2003, the Company filed an amended complaint in the IBM case.  The amended complaint essentially restated and re-alleged the allegations of the initial complaint and expanded on those claims.  Among other things, the amended complaint raised new allegations regarding IBM’s breaches (in ways similar to those set forth above) of a UNIX license agreement involving Sequent Computer Systems, Inc. (“Sequent”), which IBM had acquired.  The Company has sought damages for breaches of the Sequent license agreement.  The Company is also seeking injunctive relief on several claims.

IBM has filed a response and counterclaims to the complaint, including a demand for a jury trial.  The Company has filed an answer to the IBM counterclaims denying the claims and asserting affirmative defenses.  On February 4, 2004, the Company filed a motion for leave to file amended pleadings in the case proposing to amend its complaint against IBM and to modify its affirmative defenses to IBM’s counterclaims.  On February 25, 2004, the court granted the Company’s motion for leave to amend.

The second amended complaint, which was filed on February 27, 2004, alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM filed an answer and fourteen counterclaims.  Among other things, IBM has asserted that the Company does not have the right to terminate IBM’s UNIX license and IBM has claimed that the Company has breached the GNU General Public License and has infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement for a declaratory judgment claim for non-infringement of copyrights.

On March 3, 2004, the U.S. Magistrate Judge issued an order addressing certain discovery matters relating to both the Company and IBM.

The Company thereafter filed motions to amend the scheduling order and to bifurcate IBM’s patent counterclaims into a separate action.  A hearing on those latter two motions was held on June 8,

2004.  The court issued its ruling on June 10, 2004, granting the Company’s motion to amend the scheduling order, with certain changes.  The court also denied the Company’s motion to bifurcate IBM’s patent counterclaims without prejudice to the Company’s right to request a bifurcation again at a later date.

Following a hearing on October 19, 2004, on January 19, 2005, the Magistrate Judge issued a further order granting in part and denying in part discovery applications that the Company had made.  In that order, the court ordered IBM to produce much of the information, including source code and revision information the Company had previously requested.  The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order which both parties have done.

On February 9, 2005, the U.S. District Judge ruled on several pending dispositive motions.  The Court denied the three motions for partial summary judgment that IBM had filed – on the Company’s contract claims, on IBM’s eighth counterclaim for copyright infringement and on IBM’s tenth counterclaim for a declaration of non-infringement of the Company’s copyrights.  The Court denied each of those motions without prejudice to IBM’s renewing or refiling the motions after discovery is complete.  The Court also denied the Company’s motion to stay or dismiss IBM’s tenth counterclaim.  The Court ordered that no further dispositive motions could be filed until the close of discovery, except by stipulation of the parties, and vacated its prior order, dated September 30, 2004, to the extent that order had granted permission to file dispositive motions before the close of discovery.

In addition to the materials that have been publicly filed with the court, certain information has been filed under seal in accordance with the protective order entered in the case.  On November 30, 2004, a third party filed a motion to intervene in the case for the purpose of challenging the sealing of certain documents with the court.  Additional groups have joined in that motion.  That motion has been scheduled for a hearing on April 26, 2005.

The Company has also filed a motion for leave to file a third amended complaint to allege an additional copyright violation against IBM in the case.  The Company expects that matter to be heard by the court in the next few months.  Discovery is continuing in the case.

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. (“Red Hat”) filed a complaint against the Company.  The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772.  Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.

On or about September 15, 2003, the Company filed a motion to dismiss the Red Hat complaint.  The motion to dismiss asserted that Red Hat lacks standing and that no case or controversy exists with respect to the claims seeking a declaratory judgment of non-infringement.  The motion to dismiss further asserted that Red Hat’s claims under the Lanham Act and related state laws are barred by the First Amendment to the U.S. Constitution and the common law privilege of judicial immunity.  On April 6, 2004, the court issued an order denying the Company’s motion to dismiss; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat has filed a motion for reconsideration.  No ruling has been issued on that motion.  The Company intends to vigorously defend this action.

Novell, Inc.

On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. (“Novell”) for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to its UNIX source code and derivative works and its UnixWare product.  The case, after removal to federal court, is pending in the United States District Court for the District of Utah, under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that it believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

Novell removed the case to federal court and also filed a motion to dismiss the Company’s complaint claiming that it had never transferred the copyrights to The Santa Cruz Operation (now Tarantella, Inc.).  The Company filed a response to Novell’s motion to dismiss and has also filed a motion to remand the case back to the state court.  On June 10, 2004, the court issued a memorandum decision and order which denied the Company’s motion to remand the case to state court.  The memorandum decision also denied in part and granted in part Novell’s motion to dismiss.  The court granted Novell’s motion to dismiss regarding the Company’s allegations of special damages, but granted the Company 30 days leave to amend its complaint to plead special damages with greater specificity.  The Company has filed its amended complaint and Novell has responded with another motion to dismiss claiming, among other things, that Novell’s false statements were not made with malice and are privileged under the law.  That motion has been briefed by the parties and is scheduled to be argued to the court on May 25, 2005.  The Company intends to continue to vigorously pursue its claims against Novell.

DaimlerChrysler Corporation

On or about March 3, 2004, the Company brought suit against DaimlerChrysler Corporation (“DaimlerChrysler”) for its alleged violations of its UNIX license agreement with the Company.  The lawsuit alleges that DaimlerChrysler breached its UNIX software agreement by failing to provide an adequate or timely certification of its compliance with that agreement as the Company requested.  The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award the Company damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the Court may deem to be equitable and just.

On April 15, 2004, DaimlerChrysler filed a motion to dismiss the Company’s claims.  DaimlerChrysler’s motion was heard on July 21, 2004, and the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification, but denied the motion as to whether the certification was timely.  Based on this ruling, the Company filed a motion to stay the case pending the clarification of certain issues in the IBM litigation.  The court denied the motion to stay.  Based on a stipulation of the parties, however, the court signed an order of dismissal without prejudice.  The appellate court has dismissed the Company’s appeal of the July 21, 2004 ruling finding that the order was not a final, appealable order; the Company is evaluating its options regarding the appellate court’s ruling.

AutoZone, Inc.

On or about March 2, 2004, the Company brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of the Company’s UNIX copyrights through its use of Linux.  The lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V.  The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of the Company’s copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  On April 23, 2004, AutoZone filed a motion to transfer the case to Tennessee or to stay the case.  On August 6, 2004, the federal court in Nevada entered an order granting AutoZone’s motion to stay the case with 90-day status reports to the court.  The court denied without prejudice AutoZone’s motion for a more definite statement and its motion to transfer the case to Tennessee.  The court is allowing the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief.  The Company is currently pursuing that discovery and continuing to evaluate its claims in that regard.

IPO Class Action Matter

The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).  The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended.

The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the court for approval.  If the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to the Company and its directors.

The Company has notified its underwriters and insurance companies of the existence of the claims.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by the Company.

Other Matters

In April 2003, a former Indian distributor of the Company filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that the Company trade in India only through the distributor and/or give a security deposit until the claim is paid.  The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  Discovery has commenced and hearings on the requests for interim relief have been held and are ongoing.  The Company intends to vigorously defend this action.

Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses will be substantial.  The ultimate outcome or potential effect on the Company’s results of operations or financial position of the above-mentioned matters is not currently known or determinable.

The Company is a party to certain other legal proceedings arising in the ordinary course of business including legal proceedings arising from its SCOsource initiatives.  Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

Operating Lease Agreements

The Company has entered into operating leases for its offices located in the United States and for international sales offices.  The Company has commitments under these leases that extend through fiscal year 2010.  Future minimum lease payments under non-cancelable operating leases as of October 31, 2004 were as follows (in thousands):

Operating
Leases
Year ending October 31,
2005	$1,714
2006	1,578
2007	1,066
2008	294
2009	102
Thereafter	16
Total minimum payments	$4,770

Total rent expense for all of the Company’s operating leases were $3,097,000, $3,170,000 and $3,799,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Arrangement with Law Firms

On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”).  This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between the Company and the Law Firms in connection with their representation of the Company in the Company’s current litigation between it and IBM, Novell, Red Hat, AutoZone and DaimlerChrysler (the “SCO Litigation”).  The Company’s purpose in entering into the Engagement Agreement was to limit the cash expenditures needed to pursue the above litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for certain previously accrued expenses totaling $13,906,000 as of October 31, 2004, and all future attorney fees in connection with the SCO Litigation through the end of the current litigation between the Company and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of October 31, 2004, the $5,000,000 was classified as a component of restricted cash.  The Company paid the $13,906,000 subsequent to October 31, 2004.

Future legal fees covered under the Engagement Agreement will require the Company to pay to the Law Firms $2,000,000 per quarter for each successive quarter beginning September 1, 2004 and ending December 1, 2005 for a total amount of $12,000,000, of which $10,000,000 will be paid in the year ending October 31, 2005.  In the three months ending January 31, 2005, the Company made the quarterly payments for September 2004 as well as December 2004 for a total of $4,000,000.  The payment of these fees has had and will continue to have a material impact on the Company’s cash position.

In addition, the Company must also pay one or more contingency fees upon any amount the Company or its stockholders may receive as a recovery from the litigation, the Company’s intellectual property licensing or a sale of the company.  The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:

•                  33 percent of any aggregate recovery amounts received up to $350,000,000;

•                  plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•                  plus 20 percent of any aggregate recover amounts in excess of $700,000,000.

The Engagement Agreement specifically provides that, except for the compensation obligations specifically described above, the Company will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with the Company’s SCO Litigation through the end of the current litigation between it and IBM, including any appeals.

During the year ended October 31, 2003, the Company incurred $8,956,000 related to the prior arrangement as contingency fees in connection with the issuance of shares of the Company’s Series A Convertible Preferred Stock.  This charge consisted of a non-cash charge of $7,956,000 related to the issuance of 400,000 shares of the Company’s common stock and a $1,000,000 cash payment.  As part of the consideration to be paid to the Law Firms in connection with the Engagement Agreement, the Company agreed to pay to the Law Firms $7,956,000 in lieu of issuing the 400,000 shares of common stock.  This payment was made subsequent to October 31, 2004 and is included as accrued compensation to law firms as of October 31, 2004.

Grants of Unregistered Stock Options; Potential Interest and Penalties Related to Rescission Rights

The Company believes certain shares and options granted under its Equity Compensation Plans were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.  Although the Company continues to evaluate the possible actions it may take, the Company may make a rescission offer to certain plan participants entitled to rescission rights subject to obtaining required regulatory approvals.

The Company believes certain of its stock option grants made since February 2003 may have also violated applicable securities laws in California, Georgia and possibly other states even though holders have not exercised such options.  Although the Company is continuing to evaluate its potential rescission risk to option holders, the Company is considering making a rescission offer to certain option holders.  Because the options in question have not been exercised, no amounts are recorded in permanent equity.  There are a number of factors that must be considered in determining what a rescission offer to option holders may involve.  At the current time, the Company is unable to determine and quantify all of the key factors for a potential rescission offer.

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

(11) SEVERANCE AND EXIT COSTS

Since fiscal year 2001, the Company has undertaken significant restructuring activities to reduce its ongoing cost of operations.  All restructurings that occurred prior to fiscal year 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  For restructuring activities initiated beginning with fiscal year 2003, the Company has accounted for one-time termination benefits, contract termination costs and other associated costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  Other severance benefits under ongoing severance plans have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.”

During the three months ended April 30, 2004, the Company entered into a plan to reduce operating expenses in its UNIX business and eliminated a total of 48 positions and closed one facility.  The total cost associated with this activity was $682,000.  During the three months ended October 31, 2004, the Company entered into another plan to reduce consolidated operating expenses.  Actions in this plan included eliminating a total of 50 positions and closing certain international offices.  The total cost associated with this activity was $2,486,000.

Each of the Company’s restructurings have required it to make estimates and assumptions related to losses on vacated facilities, provisions for termination benefits, outplacement costs, and other costs.  The Company records an accrual for any amounts associated with a restructuring that are not paid in the current period and regularly evaluates the adequacy of the accruals based on changes in estimates.

In connection with the Company’s restructuring activities, the Company incurred the following (in thousands):

Fiscal 2004	Balance at November 1, 2003	Additions	Adjustments	Utilization	Balance at October 31, 2004

One-time severance	$—	$309	$—	$(309)	$—
Ongoing severance and other	—	2,071	—	(1,670)	401
Facilities	348	788	—	(1,136)	—
Total	$348	$3,168	$—	$(3,115)	$401

Fiscal 2003	Balance at November 1, 2002	Additions	Adjustments		Utilization	Balance at October 31, 2003

One-time severance	$—	$198	$—		$(198)	$—
Ongoing severance and other	560	1,388	(273)		(1,675)	—
Facilities	2,117	—	(815	)*	(954)	348
Total	$2,677	$1,586	$(1,088)		$(2,827)	$348

* The facilities adjustment of $815,000 was the result of successfully negotiating out of lease commitments in connection with the Company’s winding down of SCO Group, Ltd.

Fiscal 2002	Balance at November 1, 2001	Additions	Adjustments		Utilization	Balance at October 31, 2002

Severance and other	$692	$4,053	$—		$(4,185)	$560
Facilities	2,052	4,236	(1,561	)*	(2,610)	2,117
Total	$2,744	$8,289	$(1,561)		$(6,795)	$2,677

*The facilities adjustment of $1,561,000 was the result of successfully re-negotiating an existing lease commitment.

Amounts to be paid for restructurings are recorded as accrued liabilities.  The $401,000 accrued as of October 31, 2004 is anticipated to be paid in the quarter ended January 31, 2005.

(12) RELATED PARTY TRANSACTIONS

Canopy

As of October 31, 2004, the chairman of the Company’s board of directors was the president and chief executive officer and a director of Canopy.  Additionally, another director of the Company was the chief financial officer of Canopy.  As of October 31, 2004, Canopy owned approximately 31 percent of the Company’s issued and outstanding common stock.  As described in more detail in Note 16, Canopy transferred all of its shares of common stock effective March 11, 2005.

In connection with the Company’s acquisition of Vultus (see Note 3), the Company assumed the obligations of Vultus under two secured notes payable to Canopy totaling $1,073,000.  In connection with the assumption of the notes payable to Canopy, Canopy agreed to accept the issuance of approximately 138,000 shares of the Company’s common stock in full satisfaction of the obligations.  The Company also issued Canopy approximately 37,000 shares of its common stock as part of the purchase price for the acquisition.  Canopy was a stockholder and significant debt holder of Vultus.

On April 30, 2003, the Company and Center 7, Inc. (“C7”) entered into a Marketing and Distribution Master Agreement (the “Marketing Agreement”) and an Assignment Agreement.  On October 2, 2003, C7 assigned the Assignment Agreement to Vintela, Inc. (“Vintela”) and Vintela and the Company entered into a new marketing agreement (the “Vintela Agreement”).  Both C7 and Vintela are majority owned by Canopy.  Under the Vintela Agreement, the Company was appointed as a worldwide distributor for Vintela products to co-brand, market and distribute these products.

Under the Assignment Agreement, the Company assigned the copyright applications, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the “Assigned Software”).  As consideration for this assignment, C7 issued and Vintela assumed, a $500,000 non-recourse promissory note payable to the Company, secured by the Assigned Software.  This note was originally due on April 30, 2005 with interest payable at a rate of one percent above the prime rate as reported in the Wall Street Journal.

In November 2004, the Company and Vintela began discussions to cancel the Vintela Agreement and to pay the promissory note early.  On December 1, 2004, the Company agreed with Vintela, the successor to C7, to forego any interest charges on the promissory note in return for an immediate payment of the $500,000 and the cancellation of the Vintela Agreement.  On December 9, 2004, the Company received the $500,000 payment from Vintela and will record the transaction during the three months ending January 31, 2005.

During the time the Company was developing the Assigned Software, it had expensed all amounts for its research and development efforts.  As a result, at the time the promissory note was executed, the Company had no recorded basis in the Assigned Software.  Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt as to the ability of C7 to pay the note, no gain was recognized by the Company until payment was received on December 9, 2004.

During 2002, the Company entered into an operating lease agreement with Canopy for office space for its headquarters in Utah.  The lease extends through December 2007 and the Company pays Canopy for rent and related expenses.  During the years ended October 31, 2004, 2003 and 2002, the Company paid Canopy approximately $657,000, $639,000 and $348,000, respectively, for this space.

(13) EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan through which eligible participants may elect to make contributions to the plan, subject to certain limitations under the Internal Revenue Code.  Under the terms of the plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan.  During the years ended October 31, 2004, 2003 and 2002, the Company contributed $217,000, $206,000 and $597,000, respectively, to the plan for matching contributions.

(14) CONCENTRATION OF RISK

As of October 31, 2004 and 2003, the Company had no customers who made up more than 10 percent of the ending accounts receivable balance.

During the year ended October 31, 2004, the Company did not have any single customer that accounted for more than 10 percent of total revenue.

During the year ended October 31, 2003, two significant customers, Microsoft and Sun, accounted for approximately 21 percent and 12 percent of the Company’s revenue.  During fiscal year 2002, no single customer accounted for more than ten percent of the Company’s total revenue.

(15) SEGMENT INFORMATION AND GEOGRAPHIC REGIONS

Segments

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

During fiscal year 2004, in an effort to maximize the assets and resources of the UNIX and SCOsource business segments and to best represent management’s view of business operations, the Company directed resources and reviewed financial information for its UNIX and SCOsource segments.  The following table presents the results of the SCOsource segment had it existed during the year ended October 31, 2003.  All costs associated with the SCOsource segment were classified as cost of revenue for the year ended October 31, 2003 and there were no direct sales or marketing efforts for that year.  The SCOsource segment did not exist during the year ended October 31, 2002.  Segment disclosures for the Company are as follows (in thousands):

	Year Ended October 31, 2004
	UNIX	SCOsource	Total

Revenue	$41,980	$829	$42,809
Cost of revenue	7,355	19,743	27,098
Gross margin (deficit)	34,625	(18,914)	15,711
Sales and marketing	15,806	1,232	17,038
Research and development	10,126	486	10,612
General and administrative	7,385	241	7,626
Other	9,008	—	9,008
Total operating expenses	42,325	1,959	44,284
Loss from operations	$(7,700)	$(20,873)	$(28,573)

	Year Ended October 31, 2003
	UNIX	SCOsource	Total

Revenue	$53,408	$25,846	$79,254
Cost of revenue	10,422	9,500	19,922
Gross margin	42,986	16,346	59,332
Sales and marketing	24,392	—	24,392
Research and development	11,012	—	11,012
General and administrative	6,230	—	6,230
Other	5,306	8,956	14,262
Total operating expenses	46,940	8,956	55,896
Income (loss) from operations	$(3,954)	$7,390	$3,436

	Year Ended October 31, 2002
	UNIX	SCOsource	Total

Revenue	$64,241	$—	$64,241
Cost of revenue	18,316	—	18,316
Gross margin	45,925	—	45,925
Sales and marketing	29,554	—	29,554
Research and development	17,558	—	17,558
General and administrative	9,307	—	9,307
Other	13,682	—	13,682
Total operating expenses	70,101	—	70,101
Loss from operations	$(24,176)	$—	$(24,176)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of October 31, 2004 (in thousands):

	October 31, 2004	October 31, 2003
Intangible assets and goodwill:
UNIX (reseller channel, trade name and Vultus technology)	$4,740	$8,276
SCOsource (UNIX technology)	673	1,010
Goodwill	—	1,166
Total intangible assets and goodwill	$5,413	$10,452

Geographic Regions

The Company’s two geographic regions consist of the Americas and International.  The International division consists of operations in Europe and Asia.  Any financial amounts not directly attributable to either the Americas or International geographic region are included in the corporate column.  The following tables present the Company’s results of operations by geographic region (in thousands):

	Year Ended October 31, 2004
	Americas	International	Corporate	Total

Revenue	$24,531	$18,278	$—	$42,809
Cost of revenue	24,031	3,067	—	27,098
Gross margin	500	15,211	—	15,711
Sales and marketing	8,072	8,966	—	17,038
Research and development	6,215	4,397	—	10,612
General and administrative	4,077	3,549	—	7,626
Other	—	—	9,008	9,008
Total operating expenses	18,364	16,912	9,008	44,284
Loss from operations	$(17,864)	$(1,701)	$(9,008)	$(28,573)

	Year Ended October 31, 2003
	Americas	International	Corporate	Total

Revenue	$55,130	$24,124	$—	$79,254
Cost of revenue	15,435	4,487	—	19,922
Gross margin	39,695	19,637	—	59,332
Sales and marketing	9,724	14,668	—	24,392
Research and development	6,200	4,812	—	11,012
General and administrative	3,513	2,717	—	6,230
Other	8,956	—	5,306	14,262
Total operating expenses	28,393	22,197	5,306	55,896
Income (loss) from operations	$11,302	$(2,560)	$(5,306)	$3,436

	Year Ended October 31, 2002
	Americas	International	Corporate	Total

Revenue	$32,973	$31,268	$—	$64,241
Cost of revenue	11,160	7,156	—	18,316
Gross margin	21,813	24,112	—	45,925
Sales and marketing	12,837	16,717	—	29,554
Research and development	9,001	8,557	—	17,558
General and administrative	4,767	4,540	—	9,307
Other	—	—	13,682	13,682
Total operating expenses	26,605	29,814	13,682	70,101
Loss from operations	$(4,792)	$(5,702)	$(13,682)	$(24,176)

Long-lived assets, which include property and equipment, intangible assets and goodwill, by geographic region consist of the following as of October 31, 2004 and October 31, 2003 (in thousands):

	October 31, 2004	October 31, 2003
Long-lived assets:
Americas	$5,953	$11,234
International	109	366
Total long-lived assets	$6,062	$11,600

(16) SUBSEQUENT EVENTS

Change in Control Agreements

  On December 10, 2004, the Company entered in Change in Control Agreements with the following officers:  Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”).  Each agreement is effective as of December 10, 2004.

Pursuant to the terms of each Agreement, the Officer agrees that he or she will not voluntarily leave the employ of the Company in the event any individual, corporation, partnership, company or other entity takes certain steps to effect a Change in Control (as defined in the Agreement) of the Company, until the attempt to effect a Change in Control has terminated, or until a Change in Control occurs.

If the Officer is still employed by the Company when a Change in Control occurs, any stock, stock option or restricted stock granted to the Officer by the Company that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms.

Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Agreement.

Transfer of Stock Ownership by Canopy to Ralph Yarro

Effective March 11, 2005, Canopy transferred all of its shares of the Company’s common stock to Ralph Yarro, the Chairman of the Company’s Board of Directors.

THE SCO GROUP, INC.

AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts:
Year ended October 31, 2004	$230	$11	$(105	)(a)	$136
Year ended October 31, 2003	348	296	(414	)(a)	230
Year ended October 31, 2002	362	198	(212	)(a)	348
Inventory reserves:
Year ended October 31, 2004	19	59	(22	)(b)	56
Year ended October 31, 2003	115	—	(96	)(b)	19
Year ended October 31, 2002	269	18	(172	)(b)	115
Allowance for sales returns:
Year ended October 31, 2004	819	489	(1,050	)(c)	258
Year ended October 31, 2003	1,055	1,958	(2,194	)(c)	819
Year ended October 31, 2002	2,199	2,602	(3,746	)(c)	1,055

(a)   Represents write-offs of uncollectible accounts receivable

(b)   Represents inventory destroyed or scrapped

(c)   Represents product returns

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

We have a material weakness with respect to accounting for capital stock and stock option transactions.  We have issued certain shares of our common stock under our equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares may have a rescission right, and, consequently, certain amounts the Company received upon purchase of such shares must be reclassified from permanent equity to temporary equity.  As of October 31, 2004 we recorded temporary equity of $528,000 related to certain shares of common stock issued under the Company’s equity compensation plans that are subject to rescission.  We determined that we lacked procedures to reconcile shares issued with shares available under registration statements in a timely manner.

In addition, we incorrectly accounted for dividends on Series A Convertible Preferred Stock by not recording dividends payable as of January 31, 2004 and April 30, 2004.  We also incorrectly accounted for compensation expense by not properly accounting for a non-routine stock option grant to a non-employee.  Neither of the above mentioned matters impacted the financial statements as of and for the year ended October 31, 2004.  We determined that we lacked resources with proper experience to review the Company’s accounting for capital stock and stock option transactions.

Our internal controls over financial reporting did not identify the preceding error prior to the completion of the financial statements.  We have discussed these matters with the Audit Committee of the Board of Directors and with KPMG LLP, our independent auditors.  In response, we have implemented in our internal control procedures additional detail transactional controls, an equity compliance checklist and additional review and approval procedures.

During the most recent quarter ended October 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-K to add additional controls to correct the material weakness in internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

Our Board of Directors currently consists of seven directors and has one vacancy.  Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.  There are no family relationships among any of our directors, officers or key employees.  The names of our directors, their ages and their respective business backgrounds are set forth below.

Name	Position(s) With the Company	Age	Director Since
Ralph J. Yarro III	Chairman of the Board of Directors and Director	40	1998
Edward E. Iacobucci	Director	51	2000
R. Duff Thompson	Director	54	2001
Darcy G. Mott	Director	52	2002
Darl C. McBride	Chief Executive Officer, Director	45	2002
K. Fred Skousen	Director	62	2003
Daniel W. Campbell	Director	50	2003

Ralph J. Yarro III has served as the Chairman of the Board of Directors of the Company since August 1998.  Mr. Yarro has served as an independent investor and business consultant since December 2004.  Mr. Yarro previously served as the President and Chief Executive Officer of The Canopy Group, Inc., a management and resource company (“Canopy”), from August 1998 to December 2004.  Mr. Yarro also served as a director of Canopy from August 1998 to March 2005.  Mr. Yarro holds a B.A. degree in Political Science from Brigham Young University.

Edward E. Iacobucci has served as a member of the Board of Directors since January 2000.  In 1989, Mr. Iacobucci co-founded Citrix Systems, Inc., a supplier of products and technologies that enable enterprise-wide deployment of software applications, and held the positions of Chief Technical Officer and Vice President of Strategy and Technology.  Mr. Iacobucci also served as Chairman of the Board of Citrix from September 1991 to June 2000.  Mr. Iacobucci holds a B.S. degree in Systems Engineering from the Georgia Institute of Technology.

R. Duff Thompson has served as a member of the Board of Directors since May 2001.  Mr. Thompson has served as a Managing General Partner of EsNet, Ltd., an investment group that is active in both technology and real estate ventures, from 1996 to the present.  From June 1994 to January 1996, Mr. Thompson served as Senior Vice President of the Corporate Development Group of Novell, Inc.  Prior to that time, he served as Executive Vice President and General Counsel for WordPerfect Corporation, and before joining WordPerfect Corporation in 1986, he was a partner with the Salt Lake City law firm of Callister Duncan & Nebeker.  Mr. Thompson holds a B.S. degree in Economics, a masters degree in Business Administration and a J.D. degree, all from Brigham Young University.

Darcy G. Mott has served as a member of the Board of Directors since March of 2002.  Mr. Mott has served as an independent investor and business consultant since December 2004.  Mr. Mott previously served as Vice President, Treasurer and Chief Financial Officer of Canopy from May 1999 to December 2004.  Mr. Mott is a certified public accountant and holds a B.S. degree in Accounting from Brigham Young University.

Darl C. McBride has served as the Company’s President and Chief Executive Officer and as a member of the Board of Directors since June 2002.  Before joining the Company, Mr. McBride was the president of Franklin Covey Co.’s online planning business from May 2000 to May 2002.  From April 1999 to July 2000, Mr. McBride was the CEO of Pointserve.  From November 1997 to August 1998, Mr. McBride was the Chairman, President and CEO of SBI.  From February 1996 to October 1997, Mr. McBride served as the Senior Vice President of IKON Office Solutions.  From 1988 to 1996, Mr. McBride held several positions at Novell, Inc. and concluded his service as Vice President and General Manager of Novell’s Embedded Systems Division (NEST).  Mr. McBride holds a B.S. degree from Brigham Young University and received a masters degree in Labor & Industrial Relations from the University of Illinois at Urbana-Champaign.

K. Fred Skousen has served as a member of the Company’s Board of Directors since June 2003.  He has served as Advancement Vice President at Brigham Young University since May 1998.  From September 1989 until May 1998, he was Dean of the Marriott School of Management and, prior to that, Director of the School of Accountancy at Brigham Young University.  Mr. Skousen has been a consultant to the Financial Executive Research Foundation, the Controller General of the United States, the Federal Trade Commission and to several large companies.  Mr. Skousen has been a visiting professor at the University of California, Berkeley, and University of Missouri, as well as a faculty resident on the staff of the Securities and Exchange Commission and a faculty fellow at Price Waterhouse & Co.  Mr. Skousen is a certified public accountant and has a B.S. degree in Accounting from Brigham Young University and has M.A.S. and Ph.D. degrees in Accounting from the University of Illinois.

Daniel W. Campbell has served as a member of the Company’s Board of Directors since November 2003.  Mr. Campbell has served as a Managing General Partner of EsNet, Ltd., an investment group that is active in both technology and real estate ventures, from July 1994 to the present.  From 1992 to July 1994, Mr. Campbell worked at WordPerfect Corporation as Senior Vice President and Chief Financial Officer.  Prior to that, Mr. Campbell was a partner with Price Waterhouse, an international accounting firm.  Mr. Campbell also serves as a director of Nu Skin Enterprises, Inc., where he is the Chairman of the Audit Committee.  Mr. Campbell received an Accounting degree from Brigham Young University in 1979.

Affirmative Determinations Regarding Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of the National Association of Securities Dealers (the “NASD”):  Edward E. Iacobucci, R. Duff Thompson, K. Fred Skousen and Daniel W. Campbell.

Audit Committee

We have an Audit Committee which assists the Board in the oversight of our financial statements, legal compliance, qualifications of independent auditors, and engagement and oversight of our independent auditors.  The Audit Committee acts pursuant to a written charter adopted by the Board.  The members of the Audit Committee are Messrs. Campbell (Committee Chair), Thompson and Skousen.  The Audit Committee has determined that Mr. Campbell and Mr. Skousen are audit committee financial experts, as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission.  All members of the Audit Committee are independent directors.

Executive Officers

The following table presents information regarding the current executive officers of the Company:

Name	Age	Position

Darl C. McBride	45	Chief Executive Officer, Director
Bert B. Young	50	Chief Financial Officer
Christopher Sontag	41	Sr. Vice President Business Development
Jeff F. Hunsaker	39	Sr. Vice President and General Manager, UNIX Division
Ryan E. Tibbitts	49	General Counsel and Corporate Secretary

Set forth below is the business background of each of our executive officers.  Information on the business background of Darl C. McBride is set forth above under the caption “Directors.”

Bert B. Young has served as Chief Financial Officer since April 2004.  Mr. Young is responsible for all finance, accounting, and administration of our worldwide operations.  From November 2002 to April 2004, Mr. Young worked as Chief Financial Officer at LANDesk Software Inc. and from September 2000 to November 2002 was the Chief Financial Officer of Talk2 Technology Inc.  Prior to that, Mr. Young was the Chief Financial Officer at marchFIRST Inc.  Mr. Young holds a B.S. degree in Accounting from Utah State University.

Christopher Sontag has served as Senior Vice President, Business Development, since January 2005 and prior to that was the Senior Vice President of our SCOsource Division since September 2002.  From April 2000 to October 2002, Mr. Sontag was the President of Sontag Consulting.  From January 1996 to April 2000, Mr. Sontag was the co-founder, President and Chief Technology Officer of emWare, Inc.  Before his service at emWare, Mr. Sontag developed marketing and engineering strategies for Novell, Inc., where he worked as the Director of Marketing and Product Development.  Mr. Sontag earned a B.S. degree in Information Management from Brigham Young University.

Jeff F. Hunsaker has served as Senior Vice President and General Manager, UNIX Division, since January 2004.  From February 2003 to December 2003, Mr. Hunsaker served as Senior Vice President of Worldwide Sales and Marketing for the Company and prior to that Mr. Hunsaker served as Vice President and General Manager, Americas Division, from January 2000 to January 2003.  Upon joining the Company, Mr. Hunsaker was the Sales Director for North America from January 2000 to January 2001.  From January 1998 to December 1999, Mr. Hunsaker was Director of Channel Sales for the Baan Company.  Prior to that, Mr. Hunsaker spent eight years working in a senior sales and marketing capacity for the WordPerfect suite of products for WordPerfect Corporation, Novell, Inc. and Corel Corporation.  Mr. Hunsaker holds a B.S. degree in Business Finance from Utah State University.

Ryan E. Tibbitts joined the Company in June 2003 as General Counsel and became the Corporate Secretary in September 2003.  Mr. Tibbitts is responsible for all legal aspects of the Company’s worldwide operations.  Prior to joining the Company, Mr. Tibbitts worked as General Counsel at Center 7, Inc. from October 2001 to June 2003 and Lineo, Inc. from January 2001 to September 2001.  Mr. Tibbitts worked in private practice with a law firm in Utah from 1985 until 2001.  Mr. Tibbitts is a member of the Utah State Bar and American Bar Association and received his J.D. and B.S. degrees from Brigham Young University.

Section 16(a) Beneficial Ownership Reporting and Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors, and greater than ten percent stockholders are required to furnish us with copies of all Section 16(a) forms they file.  We believe that during the year ended October 31, 2004, all reporting persons complied with all applicable filing requirements, with the exception that each of the following reporting persons filed one Form 4 after the required filing date with respect to one transaction for each:  Steven M. Cakebread, Ryan E. Tibbitts, Edward E. Iacobucci, Darcy G. Mott, Thomas P. Raimondi, R. Duff Thompson and Ralph J. Yarro III.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including employees of our subsidiaries, as well as each member of the Board.  The code of ethics is available at our website at:

http://www.sco.com/images/company/SCO_Code_of_Conduct_and_Ethics_Policy-Final.pdf.

Item 11.  Executive Compensation

The following table presents compensation information for our last three fiscal years for our Chief Executive Officer and our four most highly compensated executive officers other than our Chief Executive Officer.

Summary Compensation Table

				Long-Term Compensation
		Annual		Awards		Payouts
		Compensation(1)			Securities
	Year	Salary	Bonus / Commission	Restricted Stock awards	Underlying Options	LTIP Payouts	All Other Compensation

Darl C. McBride(2)	2004	$257,498	$35,000	$—	—	$—	$—
Chief Executive Officer	2003	230,769	755,278	78,511	200,000	—	—
	2002	80,525	—	—	600,000	—	—

Bert B. Young(3)	2004	$84,346	$30,000	$—	150,000	—	—
Chief Financial Officer

Christopher Sontag(4)	2004	$160,000	$20,000	$—	—	—	—
Sr. Vice President,	2003	153,000	281,746	64,340	100,000
Business Development	2002	6,231	—	—	110,000

Jeff F. Hunsaker(5)	2004	$160,000	$133,981	$—	—	—	—
Sr. Vice President,	2003	142,889	95,932	—	100,000
UNIX Division	2002	147,922	88,084	21,980	38,750

Ryan E. Tibbitts(6)	2004	$130,384	$50,000	$—	110,000	—	—
General Counsel and	2003	45,153	13,500	2,500	65,000
Corporate Secretary

(1)   The column for “Other Annual Compensation” has been omitted because there is no compensation required to be reported in that column.  The aggregate amount of perquisites and other personal benefits provided to each executive officer listed above is less than the lesser of $50,000 and ten percent of the named executive officer’s total annual salary and bonus.

(2)   Mr. McBride was hired as our President and Chief Executive Officer in June 2002.  With respect to 200,000 options issued to Mr. McBride during fiscal year 2002, vesting commences five years after the date of grant, subject to acceleration of vesting if certain performance objectives are achieved.  One such objective was our becoming profitable before the fourth quarter of fiscal year 2003, which in fact occurred.  Accordingly, Mr. McBride is now vested as to 50,000 shares related to such grant.  The bonus of $35,000 earned by Mr. McBride in fiscal year 2004 was paid during fiscal year 2005.  Of the $755,278 bonus earned by Mr. McBride in fiscal year 2003, $480,134 was paid during fiscal year 2003 and the remaining $275,144 was paid during fiscal year 2004.

(3)   Mr. Young was hired as the Company’s Chief Financial Officer in April 2004.  The bonus of $30,000 earned by Mr. Young in fiscal year 2004 was paid during fiscal year 2005.

(4)   Mr. Sontag was hired as the Company’s Senior Vice President and General Manager, SCOsource, in September 2002. The bonus of $20,000 earned by Mr. Sontag in fiscal year 2004 was paid during fiscal year 2005.  Of the $281,746 bonus earned by Mr. Sontag in fiscal year 2003, $181,590 was paid during fiscal year 2003 and the remaining $100,156 was paid during fiscal year 2004.

(5)   Of the $133,981 in commission earned by Mr. Hunsaker in fiscal year 2004, $82,177 was paid during fiscal year 2004 and the remaining $51,804 was paid during fiscal year 2005.  Of the $95,932 commission earned by Mr. Hunsaker in fiscal year 2003, $76,820 was paid during fiscal year 2003 and the remaining $19,112 was paid during fiscal year 2004.

(6)   Mr. Tibbitts was hired as our General Counsel in June 2003 and became the Corporate Secretary in September 2003.  The bonus of $50,000 earned by Mr. Tibbitts in fiscal year 2004 was paid during fiscal year 2005.  Of the $13,500 bonus earned by Mr. Tibbitts in fiscal year 2003, $7,500 was paid during fiscal year 2003.  The remaining $6,000 was paid during fiscal year 2004.

Option Grants in Last Fiscal Year

The following table presents the grants of stock options, under our option plans during fiscal year 2004, to each of the executive officers named in the Summary Compensation Table.

All option grants under each of the plans are nonqualified stock options.  Options expire ten years from the date of grant.

The exercise price of each option granted is equal to the fair market value of our common stock as determined by the Board of Directors on the date of grant.  In fiscal year 2004, we granted to our employees options to purchase a total of 939,000 shares of our common stock.

Potential realizable values are computed by:

•      Multiplying the number of shares of common stock subject to a given option by the exercise price per share;

•      Assuming that the aggregate option exercise price derived from that calculation compounds at the annual five percent or ten percent rates shown in the table for the entire 10-year term of the option; and

•      Subtracting the aggregate option exercise price from that result.

The five percent and ten percent assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

	Number of Securities Underlying	Percent of Total Options Granted to	Exercise Price Per		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Options Granted(1)	Employees in Fiscal Year	Share ($/Share)	Expiration Date
					0%	5%	10%

Darl C. McBride	—	0%	—	—	$—	$—	$—

Bert B. Young	150,000	19.0%	$7.18	4/19/2014	$—	$677,320	$1,760,461

Christopher Sontag	—	0%	—	—	$—	$—	$—

Jeff F. Hunsaker	—	0%	—	—	$—	$—	$—

Ryan E. Tibbitts	100,000	12.7%	$4.05	7/26/2014	$—	$254,702	$645,466
	10,000	1.3%	5.05	5/25/2014	$—	$31,759	$80,483

(1)   Unless otherwise provided in an award agreement, all options granted become exercisable with respect to 25 percent of the shares covered thereby on the first anniversary of the date of grant and vest 1/36th per month thereafter.  Options are granted for a term of ten years, subject to earlier termination in certain events, and are not transferable.  The Compensation Committee retains discretion, subject to certain restrictions, to modify the terms of outstanding options.

On December 8, 2004, each of the above named executive officers received an option grant to acquire common shares at an exercise price of $4.85 per share.  Mr. McBride received a grant of 100,000 shares; Mr. Young received a grant of 150,000 shares; Mr. Sontag received a grant of 25,000 shares; Mr. Hunsaker received a grant of 25,000 shares; and Mr. Tibbitts received a grant of 150,000 shares.

Aggregated Option Exercises in Fiscal Year 2004 and Year-end Option Values

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at October 31, 2004		Value of Unexercised In-the-Money Options at October 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable

Darl C. McBride	—	$—	362,499	437,501	$701,040	$812,960

Bert B. Young	—	$—	—	150,000	$—	$—

Christopher Sontag	—	$—	94,583	115,417	$139,421	$158,379

Jeff F. Hunsaker	—	$—	108,969	24,781	$121,254	$32,521

Ryan E. Tibbitts	—	$—	20,104	154,896	$—	$—

Director Compensation

The compensation and benefits for service as a member of the Board of Directors is determined by the Nominations Committee.  Directors employed by us or one of our subsidiaries are not compensated for service on the Board or on any Committee of the Board.  Our non-employee directors currently receive $25,000 for each year of service as a director plus an additional $5,000 per year for each committee of the Board on which such non-employee directors serve.  Additionally, the chairpersons of each of the Compensation Committee and the Nominations Committee receive an additional $5,000 per year and the chairpersons of each of the Audit Committee and the Litigation Oversight Committee receive an additional $10,000 per year.  In addition, Board members are reimbursed for expenses incurred in connection with attendance at Board and committee meetings.  Non-employee directors also receive stock option awards under the our stock option plans, which awards currently include an initial option to purchase 45,000 shares of common stock upon joining the Board as a director and thereafter each non-employee director who continues to serve on the Board automatically receives an annual grant of an option to acquire 15,000 shares upon his or her election at the annual meeting.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers or any other employees.

Change in Control Agreements

On December 10, 2004, we entered into Change in Control Agreements with the following officers:  Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”).  Each agreement is effective as of December 10, 2004.

Pursuant to the terms of these agreements, each Officer agrees that he or she will not voluntarily leave the employ of our company in the event any individual, corporation, partnership, company or other entity takes certain steps to effect a change in control of our company, until the attempt to effect a change in control has terminated, or until a change in control occurs.

If the Officer is still employed by us when a change in control occurs, any stock, stock option or restricted stock granted to the Officer by us that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms.

Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Change in Control Agreement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for our last fiscal year were Messrs. Mott, Iacobucci, and Thompson.  None of the members of our Compensation Committee has at any time been an officer or employee of us or any of our subsidiaries or parent.  None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Compensation Committee Report on Executive Compensation

It is the duty of the Compensation Committee to review and determine the salaries, bonuses and equity compensation of executive officers of the Company, including the Chief Executive Officer, and to establish the general compensation policies for such individuals.  The Compensation Committee also has the authority to make discretionary option grants to the Company’s executive officers under the 1999, 2002 and 2004 Omnibus Stock Incentive Plans.  In November 2004, Thomas P. Raimondi, Jr. resigned as a director and a member of the Compensation Committee.  In February 2005, R. Duff Thompson, a director, replaced Mr. Raimondi as a member of the Compensation Committee.

The Compensation Committee believes that the compensation programs for the Company’s executive officers should reflect the Company’s performance and the value created for its stockholders.  In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contribution to the Company’s success.  The Company is engaged in a very competitive industry, and the Company’s success depends upon its ability to attract and retain qualified executives through competitive compensation packages.

General Compensation Policy.  The Compensation Committee’s policy is to provide the Company’s executives with compensation opportunities that are based upon their personal performance, the financial performance of the Company and their contribution to that performance and that are competitive enough to attract and retain highly skilled individuals.  Each executive’s compensation package is comprised of three elements:  (i) base salary that is competitive with the market and reflects individual performance; (ii) quarterly and annual performance awards tied to the Company’s attainment of financial performance objectives; and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executives and it’s the Company’s stockholders.  As an executive’s level of responsibility increases, a greater proportion of his or her total compensation is tied to the Company’s financial performance and stock price appreciation rather than base salary.

Factors.  The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2004 fiscal year are described below.  However, the Compensation Committee has reserved the ability to exercise its discretion in applying entirely different factors, such as different measures of financial performance, for future fiscal years.

Base Salary.  The base salary levels for the executive officers were established for the 2004 fiscal year on the basis of the following factors:  personal performance and experience and the estimated salary levels in effect for similar positions within and outside the Company’s industry with which the Company competes for executive talent and internal comparability considerations.  The Compensation Committee made its decision as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent.  In completing this analysis, the Compensation Committee reviewed national and regional independent executive compensation surveys for technology companies.  The Compensation Committee reviews executive base salaries at least annually and makes adjustments in accordance with the factors indicated above.

Quarterly and Annual Performance Awards.  Certain executives (other than the Chief Executive Officer, whose quarterly and annual performance awards are described below under “CEO compensation”) were eligible to earn quarterly and annual performance awards based on (i) operating results for the Company’s UNIX division, (ii) management of the Company’s intellectual property litigation and (iii) objectives related to simplifying the Company’s capital structure.  During the 2004 fiscal year, the Company’s executives (other than the Chief Executive Officer) received quarterly and annual performance awards of approximately $234,000, based on the attainment of the corporate objectives specified for each executive.

Equity Incentives. Executives have received equity incentives from stock option grants and restricted stock awards under the 1999, 2002 and 2004 Omnibus Stock Incentive Plans.  The grants and awards have been designed to align the interests of each executive officer with those of the stockholders and provide each executive with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.  Each grant allows the executive to acquire shares of the Company’s common stock at a fixed price per share (the market price of the grant date) over a specified period of time (up to ten years).  The shares subject to each option vest in installments, contingent upon the executive officer’s continued employment with the Company.  Accordingly, each award provides a return to the executive only if the executive remains employed by the Company during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term.

The Compensation Committee sets the number of shares subject to each option grant or restricted stock award at a level intended to create a meaningful opportunity for stock ownership based on (i) the executive’s current position with the Company, (ii) the base salary associated with the position, (iii) the size of comparable awards made to individuals in similar positions within the industry, and (iv) the executive’s personal performance in recent periods.  The Compensation Committee also takes into account the executive’s existing holdings of the Company’s common stock and the number of vested and unvested option shares exercisable by the executive in order to maintain an appropriate level of equity incentive to keep the executives’ interests aligned with the Company’s stockholders.

During fiscal year 2004, the Compensation Committee did not grant equity awards to executives except for (i) a stock option grant to an executive who was hired during such fiscal year and (ii)  a stock option grant to another executive in response to such executive’s increased responsibilities assumed during such fiscal year.  However, in the first quarter of fiscal year 2005, the Compensation Committee granted stock options for a total of 350,000 shares of the Company’s common stock to executives (other than the Chief Executive Officer) upon an analysis of the executives’ current equity holdings in the

Company and the vesting status of their equity awards to maintain alignment of interests with the Company’s stockholders.

CEO Compensation.  In reviewing and setting the total compensation of the Company’s Chief Executive Officer for the 2004 fiscal year, the Compensation Committee sought to make that compensation competitive, while at the same time assuring that a significant percentage of compensation was tied to the Company’s performance.  The Compensation Committee reviewed the national and regional compensation surveys described above for chief executive officers of comparable software companies to determine an appropriate compensation level.  During fiscal year 2004, the base salary for Darl McBride, the Company’s Chief Executive Officer, was $257,498.  Mr. McBride received an annual performance bonus of $35,000 for fiscal year 2004 that was paid in the first quarter of fiscal year 2005.  Mr. McBride earned this bonus as a result of attaining specific objectives focused on the Company’s intellectual property litigation being managed effectively, resolving and simplifying the Company’s capital structure and restoring the Company’s UNIX division to operating profitability.

Mr. McBride did not receive an option grant in fiscal year 2004.  However, in the first quarter of fiscal year 2005, he was awarded an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.85 per share. This option vests over four years, although vesting accelerates upon a change in control of the Company.  As was the case for the other executives, this award was determined based upon Mr. McBride’s current equity holdings in the Company and related vesting to maintain alignment of his interests with the stockholders generally.

Change in Control Agreements.  As described in more detail under the section above of Part III, Item 11, entitled “Change in Control Agreements,” the Company entered into Change in Control Agreements with its executives including Mr. McBride.  The Change in Control Agreements provide that if an executive remains employed by the Company when a change in control of the Company occurs, the vesting will accelerate of any unvested tock, stock option or any restricted stock granted to the executive.  The Company’s purpose in entering into the Change in Control Agreements was to attempt to increase the alignment of the interests of the executives with the interests of the Company’s stockholders in connection with any potential change in control of the Company.

Compliance with Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year.  The limitation applies only to compensation which is not considered to be performance-based.  Non-performance based compensation paid to the Company’s executive officers for the 2004 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for fiscal year 2005 will exceed that limit.  The Company’s 1999, 2002 and 2004 Omnibus Stock Incentive Plans have been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the options shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation.  Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers.  The Compensation Committee will reconsider this decision should the individual non-performance based cash compensation of any executive officer ever approach the $1 million level.

It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interest of its stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short- and long-term.

Submitted by:
Darcy Mott (chair)
Edward E. Iacobucci
R. Duff Thompson
Members of the Compensation Committee

Stock Performance

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock, based on the market price of our common stock, assuming reinvestment of dividends, with the cumulative total return on The Nasdaq Stock Market (U.S.) Index as reported by Media General Financial Services and the MG Group Index for internet software and services as reported by Media General Financial Services for the period beginning March 21, 2000 (the date of the Company’s initial public offering) through October 31, 2004.

COMPARE CUMULATIVE TOTAL RETURN
AMONG SCO GROUP, INC.
NASDAQ MARKET INDEX AND COREDATA GROUP INDEX

DOLLARS
110
100
90
80
70
60
50
40
30
20
10
0
SCO GROUP, INC.
COREDATA GROUP INDEX
NASDAQ MARKET INDEX

Assumes $100 Invested on March 21, 2000
Assumes Dividend Reinvested
Fiscal Year Ending October 31, 2004

	3/21/00	10/31/00	10/31/01	10/31/02	10/31/03	10/31/04
The SCO Group, Inc.	100.00	11.89	1.02	1.11	14.35	2.53
MG Group Index	100.00	44.01	11.80	9.42	19.63	21.49
NASDAQ Market Index	100.00	73.50	36.86	29.66	43.07	44.02

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2005, the number of shares of common stock held of record or beneficially by each person who held of record, or who had the right to acquire shares of common stock within 60 days, or was known by us to own beneficially, more than five percent of our common stock, and the name and holdings of each director and named executive officer and of all executive officers and directors as a group.

Name of Person or Group	Number of Shares Beneficially Owned		Percent of Class

Principal Stockholders:

Ralph J. Yarro III 355 South 520 West Suite 100 Lindon, Utah 84042	5,629,355	(1)	31.4%

BayStar Capital II, LLP 80 East Sir Francis Drake Blvd. Suite 2B Larkspur, California 94939	1,746,453		9.7%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,299,700		7.3%

Capital Guardian Trust Company 11100 Santa Monica Boulevard Los Angeles, CA 90025	1,459,900		8.1%

Named Executive Officers And Directors:

Ralph J. Yarro III	5,629,355	(1)	31.4%

Edward E. Iacobucci	121,923	(2)	*

Darcy G. Mott	93,799	(3)	*

R. Duff Thompson	76,923	(4)	*

K. Fred Skousen	30,000	(5)	*

Daniel W. Campbell	30,000	(6)	*

Darl C. McBride	456,217	(7)	2.4%

Bert B. Young	0	(8)	*

Christopher Sontag	128,863	(9)	*

Jeff F. Hunsaker	147,094	(10)	*

Ryan E. Tibbitts	32,666	(11)	*

All Officers and Directors as a Group (11 Persons)	6,746,840	(12)	37.7%

* Does not exceed one percent.

(1)     Consists of options to purchase 97,500 shares of common stock, 10,000 shares of common stock acquired through an open-market purchase, 175 shares of common stock, 28,846 shares of common stock received for service on the Board, and 5,492,834 shares of common stock previously held by The Canopy Group, Inc. (“Canopy”).  On March 11, 2005, Canopy transferred all of its shares of our common stock to Mr. Yarro.

(2)     Consists of options to purchase 85,000 shares of common stock, 10,000 shares of common stock acquired through an open-market purchase and 26,923 shares of common stock received for service on the Board.

(3)     Consists of 337 shares of common stock, options to purchase 60,000 shares of common stock and 33,462 shares of common stock received for service on the Board.

(4)     Consists of options to purchase 60,000 shares of common stock and 16,923 shares of common stock received for service on the Board.

(5)     Consists of options to purchase 30,000 shares of common stock.

(6)     Consists of options to purchase 30,000 shares of common stock.

(7)     Consists of 7,003 shares of restricted common stock, 8,000 shares of common stock acquired in an open-market purchase, 3,615 shares of common stock acquired through our Employee Stock Purchase Plan, 100 shares of common stock, and options to purchase 437,499 shares of common stock.

(8)     Mr. Young received an option to acquire 150,000 shares on April 20, 2004 at an exercise price of $7.18 per share.

(9)     Consists of 5,739 shares of restricted common stock and options to purchase 123,124 shares of common stock.

(10)   Consists of 15,000 shares of restricted common stock, 3,189 shares of common stock acquired through our Employee Stock Purchase Plan, and options to purchase 128,905 shares of common stock.

(11)   Consists of 223 shares of restricted common stock, 2,485 shares of common stock acquired through our Employee Stock Purchase Plan, 1,000 shares of common stock acquired in open market purchases prior to joining the Company, and options to purchase 28,958 shares of common stock.

(12)   See notes (1) through (11) as applicable.

Item 13.  Certain Relationships and Related Transactions

Other than the transactions described below, during fiscal year 2004 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•      in which the amount exceeds $60,000; and

•      in which any director, executive officer, holder of more than five percent of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

The Canopy Group, Inc.

As of October 31, 2004, Ralph J. Yarro III, the Chairman of our Board, was the President and Chief Executive Officer and a director of Canopy.  Additionally, another of our directors, Darcy G. Mott, was the Chief Financial Officer of Canopy.  As of October 31, 2004, Canopy owned approximately 31 percent of our issued and outstanding common stock.  As described elsewhere in this Form 10-K, on March 11, 2005 Canopy transferred all of its shares of our common stock to Mr. Yarro.  Additionally, in December 2004, Mr. Yarro’s and Mr. Mott’s employment at Canopy terminated.

In connection with our acquisition of Vultus, we assumed the obligations of Vultus under two secured notes payable to Canopy totaling $1,073,000.  In connection with the assumption of the notes payable to Canopy, Canopy agreed to accept the issuance of approximately 138,000 shares of our common stock in full satisfaction of the obligations.  We also issued Canopy approximately 37,000 shares of its common stock as part of the purchase price for the acquisition.  Canopy was a stockholder and significant debt holder of Vultus.

On April 30, 2003, we entered into a Marketing and Distribution Master Agreement (the “Marketing Agreement”) and an Assignment Agreement with Center 7, Inc. (“C7”).  On October 2, 2003, C7 assigned the Assignment Agreement to Vintela, Inc. (“Vintela”) and we entered into a new marketing agreement with Vintela (the “Vintela Agreement”).  Both C7 and Vintela are majority owned by Canopy.

Under the Vintela Agreement, we were appointed as a worldwide distributor for Vintela products to co-brand, market and distribute these products.

Under the Assignment Agreement, we assigned the copyright applications, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the “Assigned Software”).  As consideration for this assignment, C7 issued and Vintela assumed, a $500,000 non-recourse promissory note payable to us, secured by the Assigned Software.  This note was originally due on April 30, 2005 with interest payable at a rate of one percent above the prime rate as reported in the Wall Street Journal.

In November 2004, we began discussions with Vintela to cancel the Vintela Agreement and to pay the promissory note early.  On December 1, 2004, we agreed with Vintela, the successor to C7, to forego any interest charges on the promissory note in return for an immediate payment of the $500,000 and the cancellation of the Vintela Agreement.  On December 9, 2004, we received the $500,000 payment from Vintela and will record the transaction during the three months ending January 31, 2005.

During the time we were developing the Assigned Software, it had expensed all amounts for its research and development efforts.  As a result, at the time the promissory note was executed, we had no recorded basis in the Assigned Software.  Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt as to the ability of C7 to pay the note, no gain was recognized by us until payment was received on December 9, 2004.

During 2002, we entered into an operating lease agreement with Canopy for office space for its headquarters in Utah.  The lease extends through December 2007 and we pay Canopy for rent and related expenses.  During the years ended October 31, 2004, 2003 and 2002, we paid Canopy approximately $657,000, $639,000 and $348,000, respectively, for this space.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal years ending October 31, 2004 and October 31, 2003 and fees billed for other services rendered by KPMG LLP during those periods (in thousands):

	2004	2003
Audit fees(1)	$393	$185
Audit-related fees(2)	94	69
Tax fees(3)	101	52
All other fees(4)	95	—
Total	$683	$306

(1)   Audit Fees consist of fees billed for the annual audits and quarterly reviews.

(2)   Audit-Related Fees consist of fees billed for various SEC filings and accounting research.

(3)   Tax Fees consist of fees billed for tax consultation and assistance in the preparation of tax returns.

(4)     All other fees principally include fees for the preparation of statutory accounts for the Company’s international subsidiaries.

The Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to KPMG.  The Audit Committee has determined that the fees paid to KPMG for non-audit services are compatible with maintaining KPMG’s independence as our auditors.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

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

2.1

Agreement and Plan of Reorganization by and among Caldera Systems, Inc., Caldera International, Inc., now known as The SCO Group, Inc. (the “Registrant”), and The Santa Cruz Operation, Inc., and related amendments (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

3.1

Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).
3.5

Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

3.6

Certificate of Correction correcting the Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).
4.2

Rights Agreement dated as of August 10, 2004 by and between the Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

10.1	1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-94351)).
10.2	Amendment No. 1 to 1998 Stock Option Plan.
10.3	Form Notice of Grant of Stock Options for 1998 Stock Option Plan.
10.4	1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.4 through 10.8 of the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).
10.5	Amendment No. 5 to 1999 Omnibus Stock Incentive Plan.
10.6	Amendment No. 6 to 1999 Omnibus Stock Incentive Plan.
10.7	Form Notice of Grant of Stock Options for 1999 Omnibus Stock Incentive Plan.
10.8	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).
10.9	Amendment No. 2 to 2000 Employee Stock Purchase Plan.
10.10	Amendment No. 3 to 2000 Employee Stock Purchase Plan.
10.11

Amendment No. 4 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

10.12	2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).
10.13	Form Notice of Grant of Stock Options for 2002 Omnibus Stock Incentive Plan.
10.14

Office Sublease Agreement by and among the Registrant, Canopy Properties, Inc. and Gateway Technology Center, LLC, dated January 10, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.15

First Amendment to Office Sublease Agreement by and among the Registrant and Canopy Properties, Inc., dated September 15, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.16

Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2002 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.17

First Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated February 13, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.18

Second Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.19

Warrant to Purchase Shares of Common Stock issued by the Registrant to Morgan Keegan & Company, Inc., dated August 16, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.20

Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated March 11, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.21

Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated July 31, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K

for the fiscal year ended October 31, 2003 (File No. 000-29911)).
10.22

Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated October 31, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.23

Independent Contractor Agreement by and among the Registrant and S2 Strategic Consulting, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.24

Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, S2 Strategic Consulting, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.25

Severance Agreement between Ransom H. Love and Caldera International, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 000-29911)).

10.26

Securities Purchase Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

10.27

Registration Rights Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

10.28

Letter Agreement dated December 8, 2003 among the Registrant, BayStar Capital II, L.P., Royal Bank of Canada and Acknowledged by Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

10.29

Asset Purchase Agreement dated June 6, 2003 between the Registrant and Vultus, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-106885)).

10.30

Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.31

Stock Repurchase Agreement dated as of May 31, 2004 between the Registrant and BayStar (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2004 (File No. 000-29911)).

10.32

Letter Agreement dated October 31, 2004 among Boies, Schiller & Flexner LLP, Kevin McBride, Berger Singerman and SCO (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2004 (File No. 000-29911)).

10.33	Summary of Director Compensation.
10.34	2004 Omnibus Stock Incentive Plan.
10.35	Form Notice of Grant of Stock Options for 2004 Omnibus Stock Incentive Plan.
21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2005.

THE SCO GROUP, INC.

By:	/s/ Bert B. Young
Bert B. Young
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Darl C. McBride	President, Chief Executive	April 1, 2005
Darl C. McBride	Officer and Director

Principal Financial and Accounting Officer:

/s/ Bert B. Young	Chief Financial Officer	April 1, 2005
Bert B. Young

Additional Directors:

/s/ Ralph J. Yarro III	Chairman of the Board	April 1, 2005
Ralph J. Yarro III

/s/ Darcy G. Mott	Director	April 1, 2005
Darcy G. Mott

/s/ Edward E. Iacobucci	Director	April 1, 2005
Edward E. Iacobucci

/s/ R. Duff Thompson	Director	April 1, 2005
R. Duff Thompson

/s/ K. Fred Skousen	Director	April 1, 2005
K. Fred Skousen

/s/ Daniel W. Campbell	Director	April 1, 2005
Daniel W. Campbell