Form 10-Q
period 2005-01-31
SCO GROUP INC
filed 2005-04-14
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

YES ☐ NO ☒

As of April 12, 2005, there were 17,915,292 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of January 31, 2005 and October 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Forward-Looking Statements
Risk Factors
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits
Item 7.	Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2005	October 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,486	$12,693
Restricted cash	5,402	8,283
Available-for-sale securities	5,946	18,756
Accounts receivable, net of allowance for doubtful accounts of $152 and $136, respectively	5,953	6,638
Other current assets	1,967	1,870
Total current assets	28,754	48,240

PROPERTY AND EQUIPMENT:
Computer and office equipment	1,988	2,991
Leasehold improvements	419	406
Furniture and fixtures	94	103
	2,501	3,500
Less accumulated depreciation and amortization	(1,909)	(2,851)
Net property and equipment	592	649

OTHER ASSETS:
Intangibles, net	4,737	5,413
Other assets	1,115	1,098
Total other assets	5,852	6,511

Total assets	$35,198	$55,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,378	$7,854
Payable to Novell, Inc.	604	3,283
Accrued compensation to law firms	—	7,956
Accrued payroll and benefits	2,266	3,369
Accrued liabilties	3,827	3,855
Deferred revenue	5,519	4,877
Other royalties payable	285	354
Taxes payable	1,062	1,279
Total current liabilities	14,941	32,827

LONG-TERM LIABILITIES	343	343

COMMITMENTS AND CONTINGENCIES (Note 4)

COMMON STOCK SUBJECT TO RESCISSION (Note 5)	893	528

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 18,201 and 17,956 shares outstanding, respectively	18	18
Additional paid-in capital	246,479	246,273
Common stock held in treasury; 290 shares, respectively	(2,414)	(2,414)
Warrants outstanding	1,099	1,099
Deferred compensation	(7)	(22)
Accumulated other comprehensive income	1,023	964
Accumulated deficit	(227,177)	(224,216)
Total stockholders’ equity	19,021	21,702

Total liabilities and stockholders’ equity	$35,198	$55,400

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended January 31,
	2005	2004
	(unaudited)
REVENUE:
Products	$7,304	$9,712
SCOsource licensing	70	20
Services	1,491	1,660
Total revenue	8,865	11,392

COST OF REVENUE:
Products	644	805
SCOsource licensing (inclusive of amortization of intangibles of $83 and $83, respectively)	3,493	3,523
Services	749	1,322
Total cost of revenue	4,886	5,650

GROSS MARGIN	3,979	5,742

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $7 and $18, respectively)	2,937	5,021
Research and development (exclusive of stock-based compensation of $8 and $12, respectively)	2,080	2,707
General and administrative (exclusive of stock-based compensation of $0 and $405, respectively)	1,763	2,194
Amortization of intangibles	593	787
Stock-based compensation	15	435
Total operating expenses	7,388	11,144

LOSS FROM OPERATIONS	(3,409)	(5,402)

EQUITY IN INCOME OF AFFILIATE	53	37

OTHER INCOME (EXPENSE):
Interest income	37	270
Change in fair value of derivative	—	3,624
Other expense, net	472	(131)
Total other income (expense, net)	509	3,763

LOSS BEFORE INCOME TAXES	(2,847)	(1,602)

PROVISION FOR INCOME TAXES	(114)	(128)

NET LOSS	(2,961)	(1,730)

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	(756)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,961)	$(2,486)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.18)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	17,751	13,824

OTHER COMPREHENSIVE LOSS
Net loss	$(2,961)	$(1,730)
Unrealized gain (loss) on available-for-sale securities	(3)	(19)
Foreign currency translation adjustment	62	10
COMPREHENSIVE LOSS	$(2,902)	$(1,739)

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2005	2004
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,961)	$(1,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	676	871
Depreciation and amortization	94	252
Stock-based compensation	15	435
Loss on disposal of assets	14	—
Equity in income of affiliates	(53)	(37)
Change in fair value of derivative	—	(3,624)
Changes in operating assets and liabilities:
Restricted cash	202	—
Accounts receivable, net	685	131
Other current assets	(97)	586
Other assets	36	(202)
Accounts payable	(6,476)	(560)
Accrued payroll and benefits	(1,103)	(1,169)
Compensation to law firms	(7,956)	(2,600)
Accrued liabilities	(28)	1,855
Deferred revenue	642	1,451
Other royalties payable	(69)	(215)
Taxes payable	(217)	167
Other long-term liabilities	—	70
Net cash used in operating activities	(16,596)	(4,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45)	(131)
Purchase of available-for-sale securities	(5,600)	(14,989)
Proceeds from available-for-sale securities	18,410	1,368
Net cash provided by (used in) investing activities	12,765	(13,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	373	370
Proceeds from exercise of common stock options	198	297
Net cash provided by financing activities	571	667

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,260)	(17,404)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	53	(33)
CASH AND CASH EQUIVALENTS, beginning of period	12,693	64,428
CASH AND CASH EQUIVALENTS, end of period	$9,486	$46,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$196	$67

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of dividends	$—	$756

Common stock subject to rescission	$893	$272

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

During the three months ended January 31, 2005, the Company used cash of $16,596,000 in its operations.  The majority of this cash was used to pay accounts payable and accrued liabilities related to the Company’s intellectual property litigation.  As of January 31, 2005, the Company had a total of $15,432,000 in cash and cash equivalents and available-for-sale securities and an additional $4,798,000 as restricted cash to be used in its operations and pursue its intellectual property litigation.  As a result of the Engagement Agreement between the Company and the law firms representing it in its intellectual property litigation, the Company anticipates using cash of approximately $11,000,000 in the defense of its intellectual property litigation during the remainder of the year ending October 31, 2005, which would leave the Company approximately $9,230,000 in cash for its business operations.  The Company expects that its UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover its internal costs related to its SCOsource initiatives and intellectual property litigation, and believes that it will have sufficient cash resources to fund its operations through October 31, 2005.

In the event that cash required to fund operations and strategic initiatives exceeds the Company’s current cash resources and cash generated from operations, the Company will be required to reduce costs and perhaps raise additional capital.  The Company may not be able to reduce costs in a manner that does not impair its ability to maintain its UNIX business and pursue its SCOsource initiatives.  The Company may also have difficulty raising capital.  If additional equity financing is available, it may not be available to the Company on attractive terms and may be dilutive to the Company’s existing stockholders.  In addition, if the Company’s stock price declines, it may not be able to access the public equity markets on acceptable terms, if at all.  The Company’s ability to effect acquisitions for stock would also be impaired.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates include, among others, revenue recognition, allowances for doubtful accounts receivable, severance and exit costs, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to resellers, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) licensing revenue from its SCOsource intellectual property initiative.

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

With respect to stock options and restricted stock awards granted and shares purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) during the three months ended January 31, 2005 and 2004, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended January 31,
	2005	2004
Risk-free interest rate	3.4%	2.4%
Expected dividend yield	0.0%	0.0%
Volatility	88.6%	73.4%
Expected exercise life (in years)	2.7	3.1

For purposes of the pro forma disclosure, the estimated fair value of stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net loss to common stockholders and the net loss to common stockholders per diluted common share for the three months ended January 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2005	2004
Net loss applicable to common stockholders:
As reported	$(2,961)	$(2,486)
Stock-based compensation included in reported net loss	15	435
Stock-based compensation under fair value method	(194)	(807)
Pro forma net loss applicable to common stockholders	$(3,140)	$(2,858)

Net loss applicable to common stockholders per basic and diluted common share:
As reported	$(0.17)	$(0.18)
Pro forma	$(0.18)	$(0.21)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Consolidated Statements of Operations and Comprehensive Loss.  The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005 and the Company will adopt SFAS No. 123R in the fourth quarter of fiscal year 2005.  The above disclosure for the three months ended January 31, 2005 and 2004 shows the pro forma net loss and net loss per share as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.  Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosure under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R and expects that the adoption could have a material impact on the Company’s net income (loss).

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $4,048,000 and $2,633,000 as of January 31, 2005 and October 31, 2004, respectively.  Cash was $5,438,000 and $10,060,000 as of January 31, 2005 and October 31, 2004, respectively.

Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss).  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.

Available-for-sale securities totaled $5,946,000 as of January 31, 2005 and consisted of government agency securities and corporate notes.  Any available-for-sale securities in an unrealized loss position as of January 31, 2005 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

Earnings per Share

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

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended January 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004

Numerator:
Net loss applicable to common stockholders	$(2,961)	$(2,486)
Denominator:
Weighted average common shares outstanding	17,751	13,824
Stock options	—	—
Restricted stock	—	—
Warrants	—	—
Weighted average diluted common shares outstanding	17,751	13,824
Basic and diluted EPS	$(0.17)	$(0.18)

Excluded anti-dilutive common share equivalents	3,784	6,548

The excluded anti-dilutive common share equivalents are not included in the computation of Diluted EPS as their effect is anti-dilutive to the loss per share.

Income Taxes

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law.  The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated in the AJCA.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal year 2005.  The Company does not believe that it will have any foreign earnings repatriation under the AJCA during fiscal year 2005.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.  The reclassifications had no effect on net income for the prior periods.

(3) INTANGIBLE ASSETS

The following table shows the activity related to amortized intangible assets for the three months ended January 31, 2005 as well as the remaining unamortized balances as of January 31, 2005 (in thousands):

	As of October 31, 2004	Three Months Ended January 31, 2005		As of January 31, 2005
	Net Book Value	Amortization Expense	Impairment Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$4,636	$(579)	$—	$4,057
Acquired technology	673	(84)	—	589
Trade name	104	(13)	—	91
Total intangible assets	$5,413	$(676)	$—	$4,737

Of the $676,000 in amortization expense, $593,000 was classified as amortization of intangible assets in operating expenses and the remaining $83,000 was classified as cost of SCOsource licensing revenue.

(4) COMMITMENTS AND CONTINGENCIES

Litigation

The following includes updated information relating to certain of the Company’s material legal proceedings as previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2004.

IBM Corporation

On or about March 6, 2003, the Company filed a complaint against IBM Corporation (“IBM”).  This action is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  This action includes, among other things, Company claims against IBM for breach of contract, copyright infringement, tortious interference, and unfair competition relating to IBM’s alleged use and distribution of information concerning the UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to the Company’s claims and made counterclaims against the Company.

Following a hearing on October 19, 2004, on January 19, 2005, the United States Magistrate Judge overseeing the case issued an order granting in part and denying in part discovery applications that the Company had made.  The Court ordered IBM to produce much of the information, including source code, revision information, and programmer contribution information, that the Company had previously requested.  The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order to the court, which both parties have done.

In response to the Magistrate Court’s Order, IBM filed, on February 11, 2005, a Motion for Reconsideration of the portion of the Order that required IBM to produce programmer-contribution information for 3,000 people.  The parties have fully briefed this motion, but no date has been set for oral arguments.

IBM also filed, on March 9, 2005,  a Motion for a 45-day Extension of Time to Comply with the Court’s January 18 Order as it applies to materials that are not the subject of IBM’s above-referenced Motion for Reconsideration.  On March 16, 2005, the Court granted the extension and entered an order requiring IBM to produce those materials by May 3, 2005.  With respect to the materials that are the subject of IBM’s Motion for Reconsideration, the Court granted IBM’s request to stay its discovery obligations until the Court rules on that motion.

On February 9, 2005, the United States District Judge ruled on several pending dispositive motions.  The Court denied the three motions for partial summary judgment that IBM had filed on the Company’s contract claims, on IBM’s eighth counterclaim for copyright infringement, and on IBM’s tenth counterclaim for a declaration of non-infringement of the Company’s copyrights.  The Court denied each of those motions without prejudice to IBM’s renewing or refiling the motions after discovery is complete.  The Court also denied the Company’s motion to stay or dismiss IBM’s tenth counterclaim.  The Court ordered that no further dispositive motions could be filed until the close of discovery, except by stipulation of the parties, and vacated its prior order, dated September 30, 2004, to the extent that order had granted permission to file dispositive motions before the close of discovery.

Additional discovery motions that the Company has filed are also pending before the Court.  On January 12, 2005, the Company filed its Motion to Compel IBM to produce IBM CEO Samuel J. Palmisano for Deposition.  The parties have fully briefed this motion, and the Court has scheduled oral arguments for April 21, 2005.  The parties have also now fully briefed the Company’s December 23, 2004 Renewed Motion to Compel Discovery, which seeks to compel IBM’s compliance with prior Court orders relating to IBM’s obligation to produce (1) all documents pertaining to Linux from the files of high-level IBM executives and board members; and (2) to compel IBM to produce witnesses to testify on several topics in two deposition notices that SCO has served on IBM.  The Court has not set a hearing date for this motion.

In addition to the materials that have been publicly filed with the Court, certain information has been filed under seal in accordance with the protective order entered in the case.  On November 30, 2004, a third party moved to intervene in the case for the purpose of challenging the sealing of certain documents filed with the Court.  Additional groups have joined in that motion, which has been scheduled for a hearing on April 26, 2005.

The Company has also filed a motion for leave to file a third amended complaint in order to assert an additional copyright claim against IBM in the case.  Argument on that motion has been scheduled for April 21, 2005, but the Company has requested that the Court adjourn that argument date to permit the Company to amend its complaint further by potentially adding additional claims against IBM.  IBM has filed an opposition to the Company’s motion to adjourn the April 21 hearing.  The Company currently anticipates it will assert those new claims in the near future.

In support of its pending motion to amend, the Company argued that IBM would not be prejudiced by the proposed amendment because, among other things, the Company’s new claim pertained to issues already covered by IBM’s own Ninth Counterclaim, which seeks a broad declaratory judgment of non-infringement relating to AIX.  On February 18, 2005, IBM filed a Motion for Entry of Order Limiting the Scope of Its Ninth Counterclaim.  That motion has also been briefed, but no argument date has been set.

Discovery is continuing in the case.

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. (“Red Hat”) filed a complaint against the Company.  The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772.  Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.  On April 6, 2004, the court denied the Company’s motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat filed a motion for reconsideration, which the Court denied on March 31, 2005.  The Company intends to vigorously defend this action.

Novell, Inc.

On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. (“Novell”) for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to its UNIX source code and derivative works and its UnixWare product.  The case, after removal to federal court, is pending in the United Stated District Court for the District of Utah under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.

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

Novell has filed a motion to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law.  That motion has been briefed by the parties and is scheduled to be argued to the court on May 25, 2005.  The Company intends to continue to vigorously pursue its claims against Novell.

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

In response to DaimlerChrysler’s motion to dismiss, the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification, but denied the motion as to whether the certification was timely.  Based on this ruling, the Company filed a motion to stay the case pending the clarification of certain issues in the IBM litigation.  The court denied the motion to stay.  Based on a stipulation of the parties, however, the court signed an order of dismissal without prejudice.  The appellate court has dismissed the Company’s appeal of the July 21, 2004 ruling finding that the order was not a final, appealable order; the Company is evaluating its options regarding the appellate court’s ruling.

AutoZone, Inc.

On or about March 2, 2004, the Company brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of the Company’s UNIX copyrights through its use of Linux.  The lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V.  The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of the Company’s copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  In response to AutoZone’s motion to transfer the case to Tennessee or stay the case, the federal court in Nevada granted AutoZone’s motion to stay the case, with 90-day status reports to the court, and denied without prejudice AutoZone’s motion to transfer the case to Tennessee.  The court is allowing the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief.  The Company is currently pursuing that discovery and continuing to evaluate its claims in that regard.

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

Grants of Unregistered Stock Options; Potential Interest and Penalties Related to Rescission Rights

The Company believes certain shares and options granted under its 1998 Stock Option Plan, 1999 Omnibus Stock Option Plan, the ESPP, 2002 Omnibus Stock Incentive Plan, and 2004 Omnibus Stock Incentive Plan (collectively, the “Equity Compensation Plans”) were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.  Although the Company continues to evaluate the possible actions it may take, the Company may make a rescission offer to certain plan participants entitled to rescission rights subject to obtaining required regulatory approvals.

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

(5) COMMON STOCK SUBJECT TO RESCISSION

As described in Note 4, certain participants in the Equity Compensation Plans have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s possible rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such plan participants otherwise make rescission claims against the Company, the Company could be required to make aggregate payments to these plan participants of up to $893,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of January 31, 2005.

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

(6) STOCKHOLDERS’ EQUITY

Stock Options

During the three months ended January 31, 2005, the Company granted options to purchase 631,000 shares of common stock with an average exercise price of $4.71 per share.  None of these stock options were granted with an exercise price below the quoted market price on the date of grant.  During the three months ended January 31, 2005, options to purchase approximately 135,000 shares of common stock were exercised with an average exercise price of $1.47 per share.  As of January 31, 2005, there were approximately 3,524,000 stock options outstanding with a weighted average exercise price of $4.32 per share.

Change in Control Agreements

On December 10, 2004, the Company entered in Change in Control Agreements with the following executive officers:  Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”).  Each agreement is effective as of December 10, 2004.

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

The adoption of the Change in Control Agreements allows for accelerated vesting on all outstanding shares of common stock and represents a modification to the underlying stock option award.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company has calculated the total intrinsic value of the awards of $2,012,000 which represents the value of the awards that were subject to the acceleration.  During the three months ended January 31, 2005, this amount had not been recorded in the condensed consolidated financial statements as an event to trigger the acceleration was not considered probable.

Stockholder Rights Plan

On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004.  The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.  The value of the purchase rights is immaterial as of January 31, 2005.

(7) CONCENTRATION OF RISK

As of January 31, 2005 and October 31, 2004, the Company had no customers who made up more than 10 percent of the ending accounts receivable balance.

During the three months ended January 31, 2005, no single customer accounted for more than 10 percent of total revenue.  During the three months ended January 31, 2004, one customer accounted for approximately 10 percent of total revenue.

(8) RELATED PARTY TRANSACTIONS

As of January 31, 2005, The Canopy Group, Inc. (“Canopy”) owned approximately 31 percent of the Company’s issued and outstanding common stock.  As described in more detail in Note 10, Canopy transferred all of its shares of common stock effective March 11, 2005.

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

In late November 2004, the Company entered into discussions with Vintela with respect to the cancellation of the Marketing Agreement and repayment of the Note.  It was later determined and decided once Vintela had received funding from an outside third party, the Company agreed with Vintela to forego any interest charges on the promissory note in return for an immediate payment of the $500,000.  On December 9, 2004, the Company received the $500,000 payment from Vintela and forgave the outstanding interest charges associated with the promissory note.

At the time the promissory note was executed, the Company had no recorded basis in the Assigned Software.  Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt concerning the ability of C7 to repay the debt as they were not profitable and being funded by Canopy, no gain was recognized by the Company until payment was received on December 9, 2004.  The Company recorded the $500,000 received as a component of other income in its statement of operations for the three months ended January 31, 2005.

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

During fiscal year 2004, in an effort to maximize the assets and resources of the UNIX and SCOsource business segments and to best represent management’s view of business operations, the Company directed resources and reviewed financial information for its UNIX and SCOsource segments.  Segment disclosures for the Company are as follows (in thousands):

	Three Months Ended January 31, 2005
	UNIX	SCOsource	Total

Revenue	$8,795	$70	$8,865
Cost of revenue	1,393	3,493	4,886
Gross margin (deficit)	7,402	(3,423)	3,979
Sales and marketing	2,790	147	2,937
Research and development	1,968	112	2,080
General and administrative	1,672	91	1,763
Other	608	—	608
Total operating expenses	7,038	350	7,388
Income (loss) from operations	$364	$(3,773)	$(3,409)

	Three Months Ended January 31, 2004
	UNIX	SCOsource	Total

Revenue	$11,372	$20	$11,392
Cost of revenue	2,127	3,523	5,650
Gross margin	9,245	(3,503)	5,742
Sales and marketing	5,011	10	5,021
Research and development	2,680	27	2,707
General and administrative	2,172	22	2,194
Other	1,222	—	1,222
Total operating expenses	11,085	59	11,144
Loss from operations	$(1,840)	$(3,562)	$(5,402)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of January 31, 2005 and October 31, 2004 (in thousands):

	January 31, 2005	October 31, 2004
Intangible assets:
UNIX (reseller channel and trade name)	$4,148	$4,740
SCOsource (UNIX technology)	589	673
Total intangible assets and goodwill	$4,737	$5,413

(10) SUBSEQUENT EVENTS

Transfer of Stock Ownership by Canopy to Ralph J. Yarro III

Effective March 11, 2005, Canopy transferred all of its shares of the Company’s common stock to Ralph J. Yarro III, the Chairman of the Company’s Board of Directors.

Sale of Troll Tech Shares

In December 1999, the Company and Canopy entered into an agreement with Troll Tech AS and its stockholders.  Pursuant to the agreement, the Company acquired shares of Troll Tech in exchange for shares of the Company, and Canopy acquired shares of Troll Tech in exchange for $1,000,000.  The Company recorded its investment in Troll Tech’s common stock at $400,000, based on the cash price per share paid by Canopy.  The Company determined that the cash price per share paid by Canopy was the most reliable evidence of the value of Troll Tech’s common stock.  During fiscal year 2001, management determined that the carrying value of the investment in Troll Tech of $400,000 would most likely not be recoverable, and the investment was written down to $0.

During the second quarter of fiscal year 2005, the Company received notice from Troll Tech that a third party investor was interested in acquiring the Company’s shares of Troll Tech.  On March 14, 2005, the Company received proceeds of $779,100 for the Troll Tech shares.  The Company will account for the sale and proceeds of the Troll Tech shares in the second quarter of fiscal year 2005 when it received the proceeds from the shares.  All amounts related to the book value of the shares had been written off during fiscal year 2001, and the Company expects to record the proceeds received as a component of other income in its statements of operations for the three and six months ended April 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  All information presented herein is based on the three months ended January 31, 2005.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historical Background.  We originally incorporated as Caldera Systems, Inc., a Utah corporation (“Caldera Systems”), and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation (now Tarantella, Inc.).  In connection with this acquisition, Caldera Systems became a wholly-owned subsidiary of Caldera International, Inc.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc.  On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.  As used herein, “we,” “us” and “the Company” refer to The SCO Group, Inc.

Recent Developments.  As described elsewhere in this Form 10-Q, we issued shares and granted options under our 1998 Stock Option Plan, 1999 Omnibus Stock Option Plan, the 2000 Employee Stock Purchase Program (the “ESPP”), 2002 Omnibus Stock Incentive Plan, and 2004 Omnibus Stock Incentive Plan (collectively, the “Equity Compensation Plans”) without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Although we are evaluating the possible actions we may take in response to these securities law compliance issues, we may make a rescission offer to certain plan participants entitled to rescission rights subject to obtaining required regulatory approvals.  If our potential rescission offer is made and accepted by all plan participants holding certain ESPP shares and all shares acquired from the exercise of stock options, or such participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $893,000.  This amount is based on  shares issued pursuant to the ESPP and shares issued upon the exercise of stock options that have been retained by plan participants as of January 31, 2005 and excludes interest and other charges we may be required to pay.  We may face additional rescission liability to plan participants holding unexercised stock options in California, Georgia and possibly other states, and regulatory authorities also may require us to pay fines or impose other sanctions on us.

On February 16, 2005, we received a notice from the staff of The Nasdaq Stock Market indicating that we are subject to potential delisting from The Nasdaq SmallCap Market for failure to comply with Nasdaq’s requirement to file our Form 10-K for the fiscal year ended October 31, 2004 in a timely fashion.  Receipt of the notice did not result in immediate delisting of our common stock.  Nasdaq stated that, unless we requested a hearing on Nasdaq’s delisting notice, our securities would be delisted from The Nasdaq SmallCap Market at the opening of business on February 25, 2005.

We requested a hearing with the Nasdaq Listing Qualifications Panel on this matter, which stayed the delisting pending the hearing and a determination by the Nasdaq Listing Qualifications Panel.  The hearing occurred on March 17, 2005.  At the hearing, we outlined for the Panel our plan for filing our Form 10-K and this Form 10-Q, which also was not filed in a timely fashion.  On March 18, 2005, we received another notice from the staff of The Nasdaq Stock Market regarding our potential delisting as a result of our failure to file this Form 10-Q in a timely fashion.  The notice informed us that the Panel will consider the filing delinquency of our Form 10-Q in addition to the filing delinquency of the Form 10-K in rendering its decision regarding our listing status.  On April 1, 2005, we filed our Form 10-K, and this Form 10-Q was filed on April 14, 2005.  We will continue to be listed on The Nasdaq SmallCap Market under the symbol SCOXE pending the issuance of the Panel’s decision.

In connection with our determination that certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, we determined we needed to classify our common stock that is subject to rescission as temporary equity.  As a result, on April 1, 2005, we filed amended Form 10-Qs for the quarters ended January 31, 2004, April 30, 2004 and July 31, 2004 with restated condensed consolidated financial statements.  In the restated financial statements for each of the periods covered by the amended Form 10-Qs, we reclassified our common stock subject to rescission from permanent equity to temporary equity and made certain other changes as described in Note 2 to the financial statements in each of the amended Form 10-Qs.  The restatement of these financial statements did not impact our previously reported revenue, net loss or its earnings per share for the fiscal year ended October 31, 2004 or our aggregate cash and available for sale securities balances as of October 31, 2004.

Business Focus

We generate revenue from sales of product and services from our UNIX business and from sales of SCOsource intellectual property (“IP”) licenses and vendor licenses from our SCOsource business.

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

We access these corporations through their information technology or purchasing departments with our ASMs in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”).  Our sales of UNIX products and services during the last several fiscal years have been primarily to pre-existing UNIX customers and not newly acquired customers.  Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.

The following table shows the operating results of the UNIX business for the three months ended January 31, 2005 and 2004 (in thousands):

	Three Months Ended January 31,
	2005	2004

Revenue	$8,795	$11,372
Cost of revenue	1,393	2,127
Gross margin	7,402	9,245
Sales and marketing	2,790	5,011
Research and development	1,968	2,680
General and administrative	1,672	2,172
Other	608	1,222
Total operating expenses	7,038	11,085
Income (loss) from operations	$364	$(1,840)

Revenue from our UNIX business decreased by $2,577,000, or 23 percent, for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004.  The revenue from this business has been declining over the last several quarters primarily as a result of increased competition from alternative operating systems, particularly Linux.  If revenue from our UNIX business continues to decline and we are unable to generate positive cash flow, our UNIX business will be adversely impacted.

In an effort to try to reach profitability in our UNIX business, we have decreased our operating costs and increased our gross margin percentage.  Operating costs for our UNIX business decreased from $11,085,000 for the first quarter of fiscal year 2004 to $7,038,000 for the first quarter of fiscal year 2005.  These cost reductions have primarily been attributable to reduced headcount and continued operational efficiencies generated in our UNIX business as well as from the consolidation of certain facilities.

In our UNIX business, we have reduced the number of full-time equivalent employees from 292 as of January 31, 2004, to 165 as of January 31, 2005.  We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence.  Based on our cost-cutting actions, we anticipate that our UNIX business will continue to generate positive cash flow throughout fiscal year 2005.

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

An important initiative for our UNIX business for the 2005 fiscal year will be the release of the SCO OpenServer 6 operating system in the first half of calendar year 2005.  This new version will provide increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integration with widely used internet applications and increased system performance.  These enhancements will not have a direct impact on our short-term OpenServer revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle, but we believe that they will help prolong our OpenServer revenue stream for future quarters.

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

In an effort to protect our UNIX intellectual property, we initiated our SCOsource business.  These initiatives now include seeking to enter into license agreements with UNIX vendors and offering SCOsource IP licenses to Linux and other end users allowing them to continue to use our UNIX source code and derivative works found in Linux.  We believe that our SCOsource licensing revenue opportunities have been adversely impacted by our outstanding dispute with Novell over our UNIX copyright ownership, which may have caused many potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

During fiscal year 2004, we began assigning direct resources to the SCOsource business for sales and marketing, research and development and general and administrative.  The following table shows the operating results of the SCOsource business for the three months ended January 31, 2005 and 2004 (in thousands):

	Three Months Ended January 31,
	2005	2004

Revenue	$70	$20
Cost of revenue	3,493	3,523
Gross deficit	(3,423)	(3,503)
Sales and marketing	147	10
Research and development	112	27
General and administrative	91	22
Other	—	—
Total operating expenses	350	59
Loss from operations	$(3,773)	$(3,562)

Revenue from our SCOsource business increased from $20,000 in the first quarter of fiscal year 2004 to $70,000 for the first quarter of fiscal year 2005.  Revenue in both of the above mentioned fiscal quarters was primarily attributable to sales of our SCOsource IP licenses.  Cost of revenue, which primarily includes legal and professional fees incurred in connection with the SCO Litigation, decreased slightly from $3,523,000 in the first quarter of fiscal year 2004 to $3,493,000 in the first quarter of fiscal year 2005.  Operating expenses for sales and marketing, research and development and general and administrative increased in the first quarter of fiscal year 2005 from the first quarter of fiscal year 2004 as additional employees were included in this business.

Our future success with our SCOsource initiatives and future revenue from SCOsource initiatives will depend on our ability to protect our UNIX intellectual property.

Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue.  This uncertainty represents a significant risk and challenge for us, both in the short and long term.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future.  We are unlikely to generate significant revenue from our SCOsource business unless and until we prevail in our litigation against IBM, Red Hat, Novell, Daimler Chrysler and AutoZone (the “SCO Litigation”).  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

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

The majority of our revenue transactions relate to product-only sales.  On occasion we have revenue transactions that include multiple elements (such as products, maintenance, technical support services and other services).  For software agreements that have multiple elements, we allocate revenue to each component of the contract based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  We recognize revenue when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.  We recognize revenue allocated to undelivered products when the criteria for revenue recognition set forth above have been met.

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

Allowance for Doubtful Accounts.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the last three fiscal years.  Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $152,000 as of January 31, 2005.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the three months ended January 31, 2005 and 2004 (in thousands):

	Three Months Ended January 31,
	2005	2004
Statement of Operations Data:

Revenue:
Products	$7,304	$9,712
SCOsource licensing	70	20
Services	1,491	1,660
Total revenue	8,865	11,392
Cost of revenue:
Products	644	805
SCOsource licensing	3,493	3,523
Services	749	1,322
Total cost of revenue	4,886	5,650
Gross margin	3,979	5,742
Operating expenses:
Sales and marketing	2,937	5,021
Research and development	2,080	2,707
General and administrative	1,763	2,194
Amortization of intangibles	593	787
Stock-based compensation	15	435
Total operating expenses	7,388	11,144
Loss from operations	(3,409)	(5,402)
Equity in income of affiliate	53	37
Other income, net	509	3,763
Provision for income taxes	(114)	(128)
Net loss	(2,961)	(1,730)
Dividends on redeemable convertible preferred stock	—	(756)
Net loss applicable to common stockholders	$(2,961)	$(2,486)

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

Revenue

	2005	Change	2004

Revenue	$8,865,000	(22)%	$11,392,000

Revenue for the first quarter of fiscal year 2005 decreased by $2,527,000, or 22 percent, from the first quarter of fiscal year 2004.  This decrease was primarily attributable to a continued decline in our UNIX business.

Revenue generated from our UNIX business and SCOsource business is as follows:

	2005	Change	2004

UNIX revenue	$8,795,000	(23)%	$11,372,000
Percent of total revenue	99%		100%
SCOsource revenue	70,000	250%	20,000
Percent of total revenue	1%		0%

The decrease in revenue in the UNIX business of $2,577,000 for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 was primarily attributable to continued competition from other operating systems, particularly Linux.  We anticipate that for the remainder of fiscal year 2005 our UNIX business and the related revenue from the UNIX business will face significant competition from Linux and other operating systems.

Sales of our UNIX products and services during the first quarter of fiscal year 2005 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.  This may occur as a result of the decline of our UNIX business and our SCOsource initiatives.

Products Revenue

	2005	Change	2004

Products revenue	$7,304,000	(25)%	$9,712,000
Percent of total revenue	82%		85%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $2,408,000 from the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 was primarily attributable to decreased sales of OpenServer and UnixWare products primarily resulting from increased competition in the operating system market, particularly Linux.  We believe that this competition from Linux will continue for the remainder of fiscal year 2005 and future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	2005	Change	2004

OpenServer revenue	$4,013,000	(23)%	$5,202,000
Percent of products revenue	55%		54%
UnixWare revenue	2,136,000	(22)%	2,738,000
Percent of products revenue	29%		28%
Other products revenue	1,155,000	(35)%	1,772,000
Percent of products revenue	16%		18%

The decreases in revenue for OpenServer, UnixWare and other products are all primarily the result of continued competition from other operating systems, particularly Linux.

SCOsource Licensing Revenue

	2005	Change	2004

SCOsource licensing revenue	$70,000	250%	$20,000
Percent of total revenue	1%		0%

We initiated our SCOsource business for the purpose of protecting our intellectual property rights in our UNIX source code and derivative works.  SCOsource IP licensing revenue was $70,000 in the first quarter of fiscal year 2005 compared to revenue of $20,000 generated in the first quarter of fiscal year 2004.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and when generated, the revenue will be sporadic.

Services Revenue

	2005	Change	2004

Services revenue	$1,491,000	(10)%	$1,660,000
Percent of total revenue	17%		15%

Services revenue consists primarily of annual and incident technical support fees, engineering services fees, professional services and consulting fees, and education fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The decrease in services revenue of $169,000, or 10 percent, from the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2005, was in part due to the decrease in products revenue as well as fewer customers renewing services agreements.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	2005	Change	2004

Cost of products revenue	$644,000	(20)%	$805,000
Percentage of products revenue	9%		8%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $161,000, or 20 percent, in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004.  This decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue, lower manufacturing costs, decreased royalties to third party vendors and lower amortized technology costs.

For the remaining quarters of fiscal year 2005, we expect the dollar amount of our cost of products revenue to be generally consistent to cost of products revenue incurred in the first quarter of fiscal year 2005 and that cost of products revenue as a percentage of products revenue for the remaining quarters of fiscal year 2005 will be generally consistent to that incurred in the first quarter of fiscal year 2005.

Cost of SCOsource Licensing Revenue

	2005	Change	2004

Cost of SCOsource licensing revenue	$3,493,000	(1)%	$3,523,000
Percentage of SCOsource licensing revenue	4990%		17615%

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue decreased by $30,000, or 1 percent, during the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004.  The increase in costs in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 was primarily attributable to increased legal costs incurred in connection with our SCO Litigation.

According to the terms of our Engagement Agreement with the law firms representing us in our SCO Litigation described in more detail below in this Item 2 of Part I of this Form 10-Q, we anticipate that the dollar amount of our cost of SCOsource licensing for the remaining quarters of fiscal year 2005 will be generally consistent with the costs incurred in the first quarter of fiscal year 2005.  However, future legal fees may include contingency payments made to the law firms as a result of a settlement, judgment, certain licensing fees or a sale of our company, which could cause cost of SCOsource licensing revenue to be higher than anticipated.

Cost of Services Revenue

	2005	Change	2004

Cost of services revenue	$749,000	(43)%	$1,322,000
Percentage of services revenue	50%		80%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $573,000, or 43 percent, for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004.  This decrease was attributable to reduced employee and related costs and the elimination of certain third-party support contracts.

For the remaining quarters of fiscal year 2005, we expect the dollar amount of our cost of services revenue to be generally consistent to cost of services revenue incurred in the first quarter of fiscal year 2005 and that cost of services revenue as a percentage of services revenue for the remaining quarters of fiscal year 2005 will be generally consistent to that incurred in the first quarter of fiscal year 2005.

Sales and Marketing

	2005	Change	2004

Sales and marketing expense	$2,937,000	(42)%	$5,021,000
Percentage of total revenue	33%		44%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expense of $2,084,000, or 42 percent, from the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2005 and was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, less commissions and lower advertising costs.  Our sales and marketing full-time equivalent employees decreased from 101 as of January 31, 2004 to 50 as of January 31, 2005.

For the remaining quarters of fiscal year 2005, we anticipate that the dollar amount of sales and marketing expense will be generally consistent to that incurred in the first quarter of fiscal year 2005.

Research and Development

	2005	Change	2004

Research and development expense	$2,080,000	(23)%	$2,707,000
Percentage of total revenue	23%		24%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expense decreased by $627,000, or 23 percent, from the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 and was primarily attributable to work force reductions.  Our research and development full-time equivalent employees decreased from 86 as of January 31, 2004 to 55 as of January 31, 2005.

For the remaining quarters of fiscal year 2005, we anticipate that the dollar amount of research and development expense will be generally consistent to that incurred in the first quarter of fiscal year 2005.

General and Administrative

	2005	Change	2004

General and administrative expense	$1,763,000	(20)%	$2,194,000
Percentage of total revenue	20%		19%

General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations.  General and administrative expense decreased by $431,000, or 20 percent, during the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004.  The decrease in general and administrative expense was primarily attributable to lower personnel and related costs and decreased professional service fees attributed to accounting and legal work.  Our general and administrative full-time equivalent employees decreased from 54 as of January 31, 2004 to 31 as of January 31, 2005.

For the remaining quarters of fiscal year 2005, we anticipate that the dollar amount of general and administrative expenses will be generally consistent to that incurred in the first quarter of fiscal year 2005.  However, due to the new compliance and reporting regulations under the Sarbanes-Oxley Act and other new regulatory requirements, general and administrative expenses may vary as we implement policies and procedures to comply with these new requirements.

Severance and Exit Costs

We did not incur any severance and exit costs during the first quarter of fiscal year 2005 or 2004.  The activity related to the accrual for severance and exit costs is as follows for the first quarter of fiscal year 2005 (in thousands):

	Balance at November 1, 2004	Additions	Utilization	Balance at January 31, 2005

Ongoing severance and other	$401	$—	$(233)	$168

Amounts to be paid for severance and exit costs are included as accrued liabilities and are expected to be paid in the second quarter of fiscal year 2005.

Amortization of Intangibles

	2005	Change	2004

Amortization of goodwill and intangibles	$593,000	(25)%	$787,000
Percentage of total revenue	7%		7%

During the first quarter of fiscal years 2005 and 2004, we recorded $593,000 and $787,000, respectively, for the amortization of intangible assets with finite lives.  The decrease of $194,000, or 25 percent, from the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus, Inc. in June 2003 that were written down to $0 during fiscal year 2004.

Stock-based Compensation

	2005	Change	2004

Stock-based compensation	$15,000	(97)%	$435,000
Percentage of total revenue	0%		4%

Stock-based compensation consisted of the following components for the first quarter of fiscal years 2005 and 2004 (in thousands):

	2005	2004

Amortization of stock-based compensation	$15	$110
Options, warrants and shares for services	—	233
Modifications to options	—	92
Total	$15	$435

As of January 31, 2005, there was a balance of approximately $7,000 in deferred compensation that will be amortized to stock-based compensation during fiscal year 2005.

Equity in Income (Losses) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations.  As of January 31, 2005, the carrying value of our investments was related to our 30 percent ownership in a Chinese company.

During the first quarter of fiscal years 2005 and 2004, we recorded $53,000 and 37,000, respectively, that related to equity in income of this entity.

Other Income (Expense), net

Other income (expense) consisted of the following components for the first quarter of fiscal years 2005 and 2004 (in thousands):

	2005	2004

Interest income	$37	$270
Change in fair value of derivative	—	3,624
Other income (expense), net	472	(131)
Total	$509	$3,763

Interest income decreased by $233,000 from the first quarter of fiscal year 2004 to the first quarter of fiscal year 2005 and was primarily attributable to a decrease in our cash and available-for-sale securities balances.

The income recorded on the change in fair value of derivative for the first quarter of fiscal year 2004 related to the decrease in fair value of this instrument and marking it to market at each balance sheet date.  The derivative financial instrument was eliminated during the second quarter of fiscal year 2004.

The increase in other income (expense), net, was primarily attributable to the collection of a note receivable from Vintela, Inc. (“Vintela”) as described in more detail in Note 8 to our financial statements above in Part I, Item 1 of this Form 10-Q.  The Vintela note receivable was originally received in April 2003, but because we received the note receivable in exchange for the transfer of certain software to a related party and there was substantial doubt concerning the ability of Vintela to repay the note, no gain was recognized until the first quarter of fiscal year 2005 when we received payment.

Provision for Income Taxes

The provision for income taxes was $114,000 in the first quarter of fiscal year 2005 and $128,000 in the first quarter of fiscal year 2004.  Our provision for income taxes is primarily related to earnings in foreign subsidiaries.

Dividends Related to Series A Convertible Preferred Stock

In October 2003, we issued 50,000 shares of our Series A Convertible Preferred Stock for $1,000 per share.  We accrued dividends on the Series A shares of $756,000 for the three months ended January 31, 2004.  All Series A shares were retired during fiscal year 2004, and there were no dividends incurred during the three months ended January 31, 2005.

Liquidity and Capital Resources

As a result of the Engagement Agreement between us and our Law Firms, we anticipate using cash of approximately $11,000,000 in the defense of the SCO Litigation during the remainder of the year ending October 31, 2005, which would leave us approximately $9,230,000 in cash for our business operations.  We expect that our UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover our internal costs related to our SCOsource initiatives and the SCO Litigation, and believes that we will have sufficient cash resources to fund our operations through October 31, 2005.

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

Our cash and equivalents balance decreased from $12,693,000 as of October 31, 2004 to $9,486,000 as of January 31, 2005.  During this same time period, our investment in available-for-sale securities decreased from $18,756,000 to $5,946,000.  Total cash and equivalents and available-for sale securities were $15,432,000 as of January 31, 2005.  We also have $4,798,000 classified as a component of restricted cash set aside to cover expert, consulting and other expenses related to our SCO Litigation.  During the first quarter of fiscal year 2005, we expended a significant amount of cash to pay accounts payable and accrued liabilities related to our intellectual property litigation.  We intend to use the cash and equivalents and available-for-sale securities as of January 31, 2005 to maintain our UNIX business and pursue our SCO Litigation.

Our net cash used in operations during the first quarter of fiscal year 2005 was $16,596,000 and was attributable to a net loss of $2,961,000, non-cash items of $746,000 and changes in operating assets and liabilities of $14,381,000.  Our working capital decreased from $15,413,000 as of October 31, 2004 to $13,813,000 as of January 31, 2005.

Our net cash used in operations during the first quarter of fiscal year 2004 was $4,319,000.  Cash used in operations was attributable to a net loss of $1,730,000, non-cash expenses of $2,103,000 and from changes in operating assets and liabilities of $486,000.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first quarter of fiscal year 2005, cash provided by investing activities was $12,765,000, which was primarily a result of sales, net of purchases, of available-for-sale securities, of $12,810,000, which was offset by purchases of equipment of $45,000.

During the first quarter of fiscal year 2004, cash used in investing activities was $13,752,000, which was primarily a result of our purchase of available-for-sale securities of $14,989,000 and equipment purchases of $131,000, offset by proceeds received from the sale of available-for-sale securities of $1,368,000.

Our financing activities provided $571,000 of cash in the first quarter of fiscal year 2005.  The primary sources of cash were from the exercise of options to acquire common stock of $198,000 and proceeds of $373,000 received from the sale of common stock through our ESPP.

Our financing activities provided $667,000 during the first quarter of fiscal year 2004 and consisted primarily of proceeds received from the exercise of stock options of $297,000 and proceeds from the purchase of shares of common stock by our employees through our ESPP of $370,000.

Our net accounts receivable balance decreased from $6,638,000 as of October 31, 2004 to $5,953,000 as of January 31, 2005, primarily as a result of lower invoicing and revenue in the first quarter of fiscal year 2005 as compared to the fourth quarter of fiscal year 2004.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $152,000 as of January 31, 2005, which represented approximately 2 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the first quarter of fiscal year 2005 were not significant.

On October 31, 2004, we entered into the Engagement Agreement with the law firms representing us in the SCO Litigation (the “Law Firms”).  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of the current litigation between us and IBM.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for attorney fees in connection with the SCO Litigation through the end of the current litigation between us and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of January 31, 2005, we had paid $202,000 of expenses and the remaining $4,798,000 was classified as a component of restricted cash.

Future legal fees covered under the Engagement Agreement requires us to pay to the Law Firms $2,000,000 per quarter for each successive quarter which began September 1, 2004 and will end December 1, 2005 for a total amount of $12,000,000.  In the first quarter of fiscal year 2005, we made the quarterly payments for September 2004 as well as December 2004 for a total of $4,000,000.  The payment of these fees has had and will continue to have a material impact on our cash position.

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

The following table summarizes our contractual operating lease obligations and our required payments to the Law Firms as of January 31, 2005:

	Total	Less than 1 year	1 - 3 years	More than 3 years

Operating lease obligations	$4,352,000	$1,661,000	$2,598,000	$93,000
Payments to Law Firms	8,000,000	6,000,000	2,000,000	—
Total obligations	$12,352,000	$7,661,000	$4,598,000	$93,000

As of January 31, 2005, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

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

We have issued shares and granted options under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we may make a rescission offer to certain of such plan participants subject to obtaining required regulatory approvals.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by participants other than rescission claims.

If our potential rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such plan participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $893,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of January 31, 2005.

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

We have in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities.  We do not use forward exchange contracts for speculative or trading purposes.  Our accounting policies for foreign exchange contracts are based on our designation of each contract.  The criteria we use for designating each contract include such contract’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities.  Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of January 31, 2005, we had no outstanding instruments classified as hedges.

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

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of January 31, 2005, our investments balance was approximately $613,000 and was related to our investment in a 30 percent owned Chinese company.

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

We have a material weakness with respect to accounting for capital stock and stock option transactions.  We have issued certain shares of our common stock under our Equity Compensation Plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares may have a rescission right, and, consequently, certain amounts we received upon purchase of such shares must be reclassified from permanent equity to temporary equity.  As of January 31, 2005, we recorded temporary equity of $893,000 related to certain shares of common stock issued under our Equity Compensation Plans that are subject to rescission.  We determined that we lacked procedures to reconcile shares issued with shares available under registration statements in a timely manner.

Our internal controls over financial reporting identified the preceding error prior to the completion of the financial statements as of and for the three months ended January 31, 2005.  We have discussed these matters with the Audit Committee of the Board of Directors and with KPMG LLP, our independent auditors.  In response, subsequent to January 31, 2005, we have implemented in our internal control procedures additional detail transactional controls, an equity compliance checklist and additional review and approval procedures.

Changes in internal control over financial reporting.  During the most recent quarter ended January 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, changes have been implemented subsequent to the period covered by this Form 10-Q to add additional controls to correct the material weakness in internal control over financial reporting.

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

•                              Our intention to release SCO OpenServer 6 in the first half of calendar year 2005 and our expectation that our investment in this effort will give customers confidence in our technology;

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

•                              Our intention to continue to pursue the SCO Litigation;

•                              Our belief that if a rescission offer is made to cure potential securities violations that such rescission offer will not have a material effect on our cash balance or financial position;

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

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our cost of products revenue will be generally consistent to that generated in the first quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our cost of services revenue will be generally consistent to that generated in the first quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our sales and marketing expenses will be generally consistent to that generated in the first quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our research and development expenses will be generally consistent to that generated in the first quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our general and administrative expenses will be generally consistent to that generated in the first quarter of fiscal year 2005;

•                              Our belief that our legal costs related to our intellectual property litigation for the remaining quarters of fiscal year 2005 will be generally consistent to that generated in the first quarter of fiscal year 2005, exclusive of any contingent payments;

•                              Our expectation that our UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover our internal costs related to our SCOsource initiatives and the SCO Litigation, and our belief that we will have sufficient cash resources to fund our operations through October 31, 2005.

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

Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives.  For fiscal year 2004, we incurred a net loss from operations of $28,573,000 and our accumulated deficit as of October 31, 2004 was $224,216,000.  For the first quarter of fiscal year 2005 we incurred a net loss from operations of $3,409,000 and had an accumulated deficit of $227,177,000.

If our revenue from the sale of our UNIX products and services continues to decline, we will need to further reduce operating expenses to generate positive cash flow.  We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business.  Additionally, we may not be able to achieve profitability through additional cost-cutting actions.

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

We continue to pursue our SCO Litigation and believe very strongly in the merits of our cases.  In our action against IBM, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux market.  Discovery is continuing in the case, and several motions are currently pending before the court.  If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations would be materially harmed and we may not be able to continue in business.  The litigation with IBM and others will be costly, and our costs for legal fees have been and will continue to be substantial and may exceed our capital resources. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

As a result of our SCO Litigation and our other SCOsource initiatives, several participants in the Linux industry and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts.  Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us.  We expect that similar efforts likely will continue.  There is a risk that participants in our marketplace will negatively view our action against IBM, Novell, DaimlerChrysler and AutoZone and our other SCOsource initiatives, and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace, our results of operations and our stock price and our ability to stay in business.

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

As of January 31, 2005, we had a total of $15,432,000 in cash and cash equivalents and available-for-sale securities and an additional $4,798,000 as restricted cash to be used in our operations and pursue the SCO Litigation.  As a result of the Engagement Agreement between us and the Law Firms, for the remainder of fiscal year 2005 we anticipate spending approximately $11,000,000 in the defense of our intellectual property litigation during fiscal year 2005, which would leave us approximately $9,230,000 in cash for our business operations.  We expect that our

UNIX business will generate sufficient cash in fiscal year 2005 to cover our internal costs related to our SCOsource initiatives and intellectual property litigation.  However, if our UNIX business does not generate cash or we spend additional cash on the SCO Litigation or additional matters, our cash position would be negatively impacted, and our ability to pursue our UNIX business objectives and our SCO Litigation could be harmed.

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

As a result of the factors listed above and elsewhere, it is possible that our results of operations may be below the expectations of public market analysts and investors in any particular period. This could cause our stock price to decline. If revenue falls below our expectations, and we are unable to quickly reduce our spending in response, our operating results will be lower than expected.  Our stock price may fall in response to these events.

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

We have issued shares and options under our Equity Compensation Plans without complying with registration or qualification requirements under federal and state securities laws, and, as a result, we may incur rescission liability for such shares and options and may face additional potential claims under federal and state securities laws.

We have issued shares and options granted under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants that have acquired shares issued under the Equity Compensation Plans have rescission rights against us, subject to applicable statutes of limitations, and we may, subject to obtaining required regulatory approvals, make a rescission offer to certain of such plan participants.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by plan participants other than rescission claims.

If our possible rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold we could be liable to make aggregate payments to these plan participants of up to $893,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of January 31, 2005.

We may face additional rescission liability to plan participants holding unexercised stock options in California and possibly other states.  Additionally, federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required, and our possible rescission offer may not terminate a plan participant’s right to rescind a sale of stock that was not registered as required under federal law.  If we do not make the planned rescission offer to all plan participants, or any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a high closing sales price of $20.50 per share in October 2003, to a current sales price of $3.86 on April 12, 2005.  The share price has changed dramatically over short periods.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

There are risks associated with the potential exercise of our outstanding options.

As of March 31, 2005, we have issued and outstanding options to purchase up to approximately 3,481,000 shares of common stock with an average exercise price of $4.18 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The issuance of common shares to BayStar may have an adverse impact on the market value of our stock and the existing holders of our common stock.

We previously had an effective registration statement on Form S-3 relating to the sale or distribution by BayStar as a selling stockholder of the 2,105,263 shares of common stock issued to BayStar in connection with our repurchase completed in July 2004 of all Series A-1 shares previously held by BayStar.  When we failed to file our Form 10-K in a timely fashion, we became ineligible to use Form S-3, our registration statement ceased to be effective and BayStar’s ability to resell shares pursuant to that registration statement terminated.  We are currently in the process of preparing a new registration statement for the resale of BayStar’s shares on Form S-1.  Upon that registration statement being declared effective by the SEC, BayStar will again be able to resell its shares.  We will not receive any proceeds from the sales of the shares covered by such registration statement.  The shares that may be sold or distributed pursuant to such registration statement, upon being declared effective by the SEC, will represent approximately 8 percent of our issued and outstanding common stock.  The sale of the block of stock to be covered by such registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

PART II.                                                                        OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The following includes updated information relating to certain of our material legal proceedings as previously reported in our Annual Report on Form 10-K for fiscal year 2004.

IBM Corporation

On or about March 6, 2003, we filed a complaint against IBM Corporation (“IBM”).  This action is pending in the United States District Court for the District of Utah, under the title The

SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  This action includes, among other things, our claim against IBM for breach of contract, copyright infringement, tortious interference, and unfair competition relating to IBM’s alleged use and distribution of information concerning the UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and made counterclaims against us.

Following a hearing on October 19, 2004, on January 19, 2005, the United States Magistrate Judge overseeing the case issued an order granting in part and denying in part discovery applications that we had made.  The Court ordered IBM to produce much of the information, including source code, revision information, and programmer contribution information, that we had previously requested.  The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order to the court, which both parties have done.

In response to the Magistrate Court’s Order, IBM filed, on February 11, 2005, a Motion for Reconsideration of the portion of the Order that required IBM to produce programmer-contribution information for 3,000 people.  The parties have fully briefed this motion, but no date has been set for oral arguments.

IBM also filed, on March 9, 2005,  a Motion for a 45-day Extension of Time to Comply with the Court’s January 18 Order as it applies to materials that are not the subject of IBM’s above-referenced Motion for Reconsideration.  On March 16, 2005, the Court granted the extension and entered an order requiring IBM to produce those materials by May 3, 2005.  With respect to the materials that are the subject of IBM’s Motion for Reconsideration, the Court granted IBM’s request to stay its discovery obligations until the Court rules on that motion.

On February 9, 2005, the United States District Judge ruled on several pending dispositive motions.  The Court denied the three motions for partial summary judgment that IBM had filed on our contract claims, on IBM’s eighth counterclaim for copyright infringement, and on IBM’s tenth counterclaim for a declaration of non-infringement of our copyrights.  The Court denied each of those motions without prejudice to IBM’s renewing or refiling the motions after discovery is complete.  The Court also denied our motion to stay or dismiss IBM’s tenth counterclaim.  The Court ordered that no further dispositive motions could be filed until the close of discovery, except by stipulation of the parties, and vacated its prior order, dated September 30, 2004, to the extent that order had granted permission to file dispositive motions before the close of discovery.

Additional discovery motions that we have filed are also pending before the Court.  On January 12, 2005, we filed our Motion to Compel IBM to produce IBM CEO Samuel J. Palmisano for Deposition.  The parties have fully briefed this motion, and the Court has scheduled oral arguments for April 21, 2005.  The parties have also now fully briefed our December 23, 2004 Renewed Motion to Compel Discovery, which seeks to compel IBM’s compliance with prior Court orders relating to IBM’s obligation to produce (1) all documents pertaining to Linux from the files of high-level IBM executives and board members; and (2) to compel IBM to produce witnesses to testify on several topics in two deposition notices that we have served on IBM.  The Court has not set a hearing date for this motion.

In addition to the materials that have been publicly filed with the Court, certain information has been filed under seal in accordance with the protective order entered in the case.  On November 30, 2004, a third party moved to intervene in the case for the purpose of challenging the sealing of certain documents filed with the Court.  Additional groups have joined in that motion, which has been scheduled for a hearing on April 26, 2005.

We have also filed a motion for leave to file a third amended complaint in order to assert an additional copyright claim against IBM in the case.  Argument on that motion has been scheduled for April 21, 2005, but we have requested that the Court adjourn that argument date to permit the Company to amend its complaint further by potentially adding additional claims against IBM.  IBM has filed an opposition to our motion to adjourn the April 21 hearing.  We currently anticipate we will assert those new claims in the near future.

In support of its pending motion to amend, we argued that IBM would not be prejudiced by the proposed amendment because, among other things, our new claim pertained to issues already covered by IBM’s own Ninth Counterclaim, which seeks a broad declaratory judgment of non-infringement relating to AIX.  On February 18, 2005, IBM filed a Motion for Entry of Order Limiting the Scope of Its Ninth Counterclaim.  That motion has also been briefed, but no argument date has been set.

Discovery is continuing in the case.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As described elsewhere in this Form 10-Q, we have issued shares and granted options under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require us to pay fines or impose other sanctions on us.  Although we are evaluating the possible actions we may take in response to these securities law compliance issues, we may, subject to obtaining required regulatory approvals, make a rescission offer to certain plan participants that hold unexercised options (in California, Georgia and possibly other states) or shares acquired under the Equity Compensation Plans or that otherwise are entitled to recover damages from us in respect of such shares they have sold.

ITEM 5.                                                     OTHER INFORMATION

1.                                      Executive Officer Equity Awards and Bonuses Paid for Fiscal Year 2005.

On December 8, 2004, our board of directors approved the following compensation awards to the executive officers in the amounts identified in the table below:

•                  Equity Awards.  The executive officers were awarded stock options to purchase shares of our common stock pursuant to our 2004 Omnibus Equity Incentive Plan.  Each of the stock options, as provided in the Executive Officer Stock Option Agreements dated as of December 8, 2004 between each executive officer and us, has an exercise price of $4.85 per share and will expire ten years from the date of grant.  The first 25 percent of the option shares vest upon the first anniversary of the date of grant and the remaining option shares vest over the following three years on a monthly basis so long as the executive officers remain in service with the Company.  However, option vesting will accelerate upon a change in control of the Company and upon the declaration by our board of directors of the payment of a dividend to the common stockholders of the Company as a result of the Company entering into a cash settlement in our litigation with IBM.  This description of the Stock Option Agreements is subject to, and qualified in its entirety by, the Form of Executive Officer Stock Option Agreement attached to this Form 10-Q as Exhibit 10.3.

•                  Bonuses.  The executive officers received cash bonuses and commissions for their service during the fiscal year ended October 31, 2004.  The amounts of the awards were determined based upon the attainment of performance objectives by each executive officer relating to (i) the operating results of our UNIX division, (ii) management of the SCO Litigation and (iii) other objectives related to simplifying our capital structure.

Name	Number of Shares Issuable Upon Exercise of Granted Stock Options	Amount of Cash Bonus Paid

Darl C. McBride(2) President and Chief Executive Officer	100,000	$35,000
Bert B. Young(2) Chief Financial Officer	150,000	$30,000
Chris Sontag(2) Senior Vice President, Business Development	25,000	$20,000
Jeff Hunsaker(1) Senior Vice President and General Manager, UNIX Division	25,000	$51,804
Ryan E. Tibbitts(2) General Counsel and Corporate Secretary	150,000	$50,000
TOTALS	450,000	$186,804

(1)                                  Mr. Hunsaker earned a total $133,981 in bonuses for his service in fiscal year 2004, of which $82,177 was paid during fiscal year 2004 and the remaining $51,804 was paid in the first quarter of fiscal year 2005.

(2)                                  Bonus amounts were for service in fiscal year 2004 and paid in the first quarter of fiscal year 2005.

2.                                      The SCO Group Employee Incentive Bonus Program for Fiscal Year 2005.

One December 8, 2004, our board of directors adopted The SCO Group Employee Incentive Bonus Program for fiscal year 2005, which subsequently was ratified and approved by the compensation committee of our board of directors (the “Bonus Program”).  Pursuant to the Bonus Program, all employees, including the executive officers identified in the table above, other than certain sales employees, may earn quarterly cash bonuses.

A bonus under the Bonus Program may only be paid for any quarter of fiscal year 2005 if our company meets specific revenue and operating performance objectives for such quarter.  If these two performance objectives are satisfied, bonuses will be paid and additional bonuses may be earned if executive officers satisfy certain specified personal objectives.  These personal objectives are established by the Compensation Committee for Mr. McBride, our President and Chief Executive Officer, and by Mr. McBride for the other executive officers.

The potential maximum bonus amounts that may be earned by all executive officers under the Bonus Program, if we exceed revenue and operating performance targets by 150 percent and the executive officers satisfy all other personal objectives, are as follows:

Name	Potential Annual Bonus for Fiscal Year 2005

Darl C. McBride President and Chief Executive Officer	$371,000
Bert B. Young Chief Financial Officer	$136,000
Chris Sontag Senior Vice President, Business Development	$128,000
Jeff Hunsaker Senior Vice President and General Manager, UNIX Division	$128,000
Ryan E. Tibbitts General Counsel and Corporate Secretary	$116,000
TOTALS	$879,000

This description of the Bonus Program is subject to, and qualified in its entirety by, the The SCO Group Employee Incentive Bonus Program for fiscal year 2005 attached to this Form 10-Q as Exhibit 10.1.

ITEM 6.                                  EXHIBITS

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

10.1	The SCO Group Employee Incentive Bonus Program for Fiscal Year 2005.

10.2	Summary of Executive Compensation.

10.3	Form of Executive Officer Stock Option Agreement.

10.4	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on December 16, 2004 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: April 14, 2005	THE SCO GROUP, INC.

	By:	/s/ Bert Young
Bert Young
Duly Authorized Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

10.1	The SCO Group Employee Incentive Bonus Program for Fiscal Year 2005.

10.2	Summary of Executive Compensation.

10.3	Form of Executive Officer Stock Option Agreement.

10.4	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on December 16, 2004 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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