Form 10-Q
period 2005-04-30
SCO GROUP INC
filed 2005-06-03
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

YES ☐ NO ☒

As of May 27, 2005, there were 17,923,510 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2005 and October 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended April 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Forward-Looking Statements
Risk Factors
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits
Item 7.	Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,	October 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,145	$12,693
Restricted cash	7,974	8,283
Available-for-sale securities	6,047	18,756
Accounts receivable, net of allowance for doubtful accounts of $149 and $136, respectively	6,325	6,638
Other current assets	2,288	1,870
Total current assets	30,779	48,240

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,025	2,991
Leasehold improvements	390	406
Furniture and fixtures	29	103
	2,444	3,500
Less accumulated depreciation and amortization	(1,865)	(2,851)
Net property and equipment	579	649

OTHER ASSETS:
Intangibles, net	4,060	5,413
Other assets	1,134	1,098
Total other assets	5,194	6,511

Total assets	$36,552	$55,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,424	$7,854
Payable to Novell, Inc.	4,007	3,283
Accrued compensation to law firms	—	7,956
Accrued payroll and benefits	2,761	3,369
Accrued liabilties	3,606	3,855
Deferred revenue	4,896	4,877
Other royalties payable	309	354
Taxes payable	1,287	1,279
Total current liabilities	18,290	32,827

LONG-TERM LIABILITIES	342	343

COMMITMENTS AND CONTINGENCIES (Note 5)

COMMON STOCK SUBJECT TO RESCISSION (Note 6)	851	528

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 18,208 and 17,956 shares outstanding, respectively	18	18
Additional paid-in capital	246,528	246,273
Common stock held in treasury; 290 shares, respectively	(2,414)	(2,414)
Warrants outstanding	1,099	1,099
Deferred compensation	—	(22)
Accumulated other comprehensive income	977	964
Accumulated deficit	(229,139)	(224,216)
Total stockholders' equity	17,069	21,702

Total liabilities and stockholders' equity	$36,552	$55,400

See accompanying notes to consolidated financial statements.

 THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUE:
Products	$7,838	$8,415	$15,142	$18,127
SCOsource licensing	30	11	100	31
Services	1,390	1,711	2,881	3,371
Total revenue	9,258	10,137	18,123	21,529

COST OF REVENUE:
Products	563	818	1,207	1,623
SCOsource licensing (inclusive of amortization of intangibles of $84, $83, $167, and $166, respectively)	2,889	4,567	6,382	8,090
Services	746	1,073	1,495	2,395
Total cost of revenue	4,198	6,458	9,084	12,108

GROSS MARGIN	5,060	3,679	9,039	9,421

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $7, $29, $14, and $47, respectively)	2,963	4,698	5,900	9,719
Research and development (exclusive of stock-based compensation of $0, $12, $8, and $23, respectively)	2,117	2,868	4,197	5,575
General and administrative (exclusive of stock-based compensation of $0, $122, $0, and $528, respectively)	2,036	1,710	3,799	3,904
Loss on impairment of long-lived assets	—	2,139	—	2,139
Severance and exit costs	—	682	—	682
Amortization of intangibles	593	593	1,186	1,380
Stock-based compensation	7	163	22	598
Total operating expenses	7,716	12,853	15,104	23,997

LOSS FROM OPERATIONS	(2,656)	(9,174)	(6,065)	(14,576)

EQUITY IN INCOME OF AFFILIATE	17	37	70	74

OTHER INCOME (EXPENSE):
Interest income	98	242	135	512
Change in fair value of derivative	—	2,300	—	5,924
Other income (expense), net	702	(120)	1,174	(251)
Total other income (expense), net	800	2,422	1,309	6,185

LOSS BEFORE INCOME TAXES	(1,839)	(6,715)	(4,686)	(8,317)

PROVISION FOR INCOME TAXES	(123)	(966)	(237)	(1,094)

NET LOSS	(1,962)	(7,681)	(4,923)	(9,411)

DIVIDENDS ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	(7,045)	—	(7,801)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,962)	$(14,726)	$(4,923)	$(17,212)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(1.04)	$(0.28)	$(1.23)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	17,913	14,100	17,831	13,960

OTHER COMPREHENSIVE LOSS
Net loss	$(1,962)	$(7,681)	$(4,923)	$(9,411)
Unrealized gain (loss) on available-for-sale securities	12	(99)	9	(118)
Foreign currency translation adjustment	(58)	138	4	148
COMPREHENSIVE LOSS	$(2,008)	$(7,642)	$(4,910)	$(9,381)

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2005	2004
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,923)	$(9,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	1,353	1,546
Depreciation and amortization	184	435
Stock-based compensation	22	598
Loss on impairment of long-lived assets	32	2,139
Equity in income of affiliates	(70)	(74)
Change in fair value of derivative	—	(5,924)
Changes in operating assets and liabilities:
Restricted cash	1,033	—
Accounts receivable, net	313	2,471
Other current assets	(418)	(81)
Other assets	34	(201)
Accounts payable	(6,430)	853
Accrued payroll and benefits	(608)	(884)
Compensation to law firms	(7,956)	(2,600)
Accrued liabilities	(249)	3,371
Deferred revenue	19	2,053
Other royalties payable	(45)	(214)
Taxes payable	8	690
Other long-term liabilities	(1)	27
Net cash used in operating activities	(17,702)	(5,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(145)	(186)
Purchase of available-for-sale securities	(8,200)	(41,234)
Proceeds from available-for-sale securities	20,909	5,025
Purchase of minority interest in Japanese subsidiary	—	(209)
Net cash provided by (used in) investing activities	12,564	(36,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	373	370
Proceeds from exercise of common stock options	205	559
Offering costs incurred in connection with Series A-1 issuance	—	(212)
Purchase of common stock	—	(2,414)
Net cash provided by financing activities	578	(1,697)

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	12	121
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,560)	(43,507)
CASH AND CASH EQUIVALENTS, beginning of period	12,693	64,428
CASH AND CASH EQUIVALENTS, end of period	$8,145	$21,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$248	$274

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Dividend in connection with exchange of Series A-1 for Series A shares	$—	$6,305

Accretion of dividends	$—	$1,496

Common stock subject to rescission	$323	$188

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

During the six months ended April 30, 2005, the Company used cash of $17,702,000 in its operations.  The majority of this cash was used to pay accounts payable, accrued liabilities and ongoing expenses related to the Company’s intellectual property litigation.  As of April 30, 2005, the Company had a total of $14,192,000 in cash and cash equivalents and available-for-sale securities and an additional $7,974,000 in restricted cash, of which $3,967,000 is designated to be used as payments for experts, consultants and other expenses in the SCO Litigation.  As a result of the Engagement Agreement between the Company and the law firms representing it in its intellectual property litigation, the Company anticipates using cash of approximately $7,000,000 in the defense of its intellectual property litigation during the remainder of the year ending October 31, 2005, which would leave the Company approximately $11,159,000 in cash for its business operations as of October 31, 2005.  The Company expects that its UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover its internal costs related to its SCOsource initiatives and intellectual property litigation, and believes that it will have sufficient cash resources to fund its operations through October 31, 2005.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the

Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

The Company considers an arrangement with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed and determinable and revenue is recognized when the fee becomes due.  The Company typically provides stock rotation rights for sales made through its distribution channel and sales to distributors are recognized upon shipment by the distributor to end users.  For direct sales not through the Company’s distribution channel, sales are typically non-refundable and non-

cancelable.  The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable.

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

With respect to stock options and restricted stock awards granted and shares purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) during the three and six months ended April 30, 2005 and 2004, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	2.9%	3.6%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	51.5%	91.5%	72.4%	82.4%
Expected exercise life (in years)	2.7	3.0	2.7	3.0

For purposes of the pro forma disclosure, the estimated fair value of stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net loss to common stockholders and the net loss to common stockholders per diluted common share for the three and six months ended April 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(1,962)	$(14,726)	$(4,923)	$(17,212)
Stock-based compensation included in reported net loss	7	163	22	598
Stock-based compensation under fair value method	(403)	(476)	(597)	(1,283)
Pro forma net loss applicable to common stockholders	$(2,358)	$(15,039)	$(5,498)	$(17,897)
Net loss applicable to common stockholders per basic and diluted common share:
As reported	$(0.11)	$(1.04)	$(0.28)	$(1.23)
Pro forma	$(0.13)	$(1.07)	$(0.31)	$(1.28)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Consolidated Statements of Operations and Comprehensive Loss.  The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005 and the Company will adopt SFAS No. 123R in the first quarter of fiscal year 2006.  The above disclosure for the three and six months ended April 30, 2005 and 2004 shows the pro forma net loss and net loss per share as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.  Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosure under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R and expects that the adoption could have a material impact on the Company’s results of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $5,298,000 and $2,633,000 as of April 30, 2005 and October 31, 2004, respectively.  Cash was $2,847,000 and $10,060,000 as of April 30, 2005 and October 31, 2004, respectively.

Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss).  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.

Available-for-sale securities totaled $6,047,000 as of April 30, 2005 and consisted of government agency securities and corporate notes.  Any available-for-sale securities in an unrealized loss position as of April 30, 2005 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

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

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended April 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Numerator:
Net loss applicable to common stockholders	$(1,962)	$(14,726)	$(4,923)	$(17,212)
Denominator:
Weighted average common shares outstanding	17,913	14,100	17,831	13,960
Stock options	—	—	—	—
Restricted stock	—	—	—	—
Warrants	—	—	—	—
Weighted average diluted common shares outstanding	17,913	14,100	17,831	13,960
Basic and diluted EPS	$(0.11)	$(1.04)	$(0.28)	$(1.23)

Excluded anti-dilutive common share equivalents	3,696	6,665	3,696	6,665

The excluded anti-dilutive common share equivalents are not included in the computation of Diluted EPS as their inclusion would be anti-dilutive to the loss per share.

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

(3) INTANGIBLE ASSETS

The following table shows the activity related to amortized intangible assets for the six months ended April 30, 2005 as well as the remaining unamortized balances as of April 30, 2005 (in thousands):

	As of October 31, 2004	Six Months Ended April 30, 2005		As of April 30, 2005
	Net Book Value	Amortization Expense	Impairment Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$4,636	$(1,160)	$—	$3,476
Acquired technology	673	(167)	—	506
Trade name	104	(26)	—	78
Total intangible assets	$5,413	$(1,353)	$—	$4,060

Of the $1,353,000 in amortization expense, $1,186,000 was classified as amortization of intangible assets in operating expenses and the remaining $167,000 was classified as cost of SCOsource licensing revenue.

(4) INVESTMENTS

Sale of Troll Tech Shares

In December 1999, the Company and The Canopy Group, Inc. (“Canopy”), a former holder of the Company’s common stock, entered into an agreement with Troll Tech AS (“Troll Tech”) and its stockholders.  Pursuant to the agreement, the Company acquired shares of Troll Tech in exchange for shares of the Company, and Canopy acquired shares of Troll Tech in exchange for $1,000,000.  The Company recorded its investment in Troll Tech’s common stock at $400,000, based on the cash price per share paid by Canopy.  The Company determined that the cash price per share paid by Canopy was the most reliable evidence of the value of Troll Tech’s common stock.  During fiscal year 2001, management determined that the carrying value of the investment in Troll Tech of $400,000 would most likely not be recoverable, and the investment was written down to $0.

During the second quarter of fiscal year 2005, the Company received notice from Troll Tech that a third-party investor was interested in acquiring the Company’s shares of Troll Tech.  On March 14, 2005, the Company received proceeds of $779,100 for the Troll Tech shares.  The Company accounted for the sale and proceeds of the Troll Tech shares in the second quarter of fiscal year 2005 when it received the proceeds from the shares.  All amounts related to the book value of the shares had been written off during fiscal year 2001, and the Company recorded the proceeds received as a component of other income in its statements of operations for the three and six months ended April 30, 2005.

(5) COMMITMENTS AND CONTINGENCIES

Litigation

The following includes updated information relating to certain of the Company’s material legal proceedings as previously reported in the Company’s annual report on Form 10-K for fiscal year 2004, and previously updated in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2005.

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

Following a hearing on October 19, 2004, on January 19, 2005, the United States Magistrate Judge overseeing the case issued an order granting in part and denying in part discovery applications that the Company had made.  The Court ordered IBM to produce much of the information, including source code, revision information, and programmer contribution information, that the Company had previously requested.  The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order to the court, which both parties have done.  The District Court heard argument on the proposed schedules on April 21, 2005 and took the matter under advisement.  It is anticipated that the Court will issue a new scheduling order in the near future.

In response to the Magistrate Court’s Order, IBM filed, on February 11, 2005, a Motion for Reconsideration of the portion of the Order that required IBM to produce programmer-contribution information for 3,000 people.  IBM also filed, on March 9, 2005,  a Motion for a 45-day Extension of Time to Comply with the Court’s January 18 Order as it applies to materials that are not the subject of IBM’s above-referenced Motion for Reconsideration.  On March 16, 2005, the Court granted the extension and entered an order requiring IBM to produce those materials by May 3, 2005.  With respect to the materials covered by IBM’s Motion for Reconsideration, the Court granted IBM’s request to stay its discovery obligations pending the Court’s resolution of its motion.

On April 19, 2005, the Magistrate Court ruled on IBM’s reconsideration motion.  The Court declined to strike its prior requirement that IBM produce documents from the files of the 3,000 individuals who made the most contributions and changes to the development of AIX and Dynix.  The Court reiterated its requirement that IBM produce programmer’s notes, design documents, white papers, comments and notes, contact information, specific changes made to code, and all relevant non-privileged documents from the files of the 100 individuals who made the most contributions and changes to the development of AIX and Dynix; ordered IBM to provide a privilege log for any documents withheld from the files of those 100 individuals; and required IBM to comply within 90 days.  The Court deferred the remainder of IBM’s required production pending the Company’s review of the above-described discovery.  The Court also reiterated that IBM is required to produce all non-public Linux contribution information and directed IBM to produce all such information within 75 days.

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

Additional discovery motions that the Company has filed are also pending before the Court.  On January 12, 2005, the Company filed its Motion to Compel IBM to produce IBM CEO Samuel J. Palmisano for Deposition.  The parties have fully briefed this motion, and the Court heard argument on that motion on April 21, 2005.  The Court took the matter under advisement.  The parties have also now fully briefed the Company’s December 23, 2004 Renewed Motion to Compel Discovery, which seeks to compel IBM’s compliance with prior Court orders relating to IBM’s obligation to produce (1) all documents pertaining to Linux from the files of high-level IBM executives and board members; and (2) to compel IBM to produce witnesses to testify on several topics in two deposition notices that SCO has served on IBM.  The Court has not set a hearing date for this motion.

In addition to the materials that have been publicly filed with the Court, certain information has been filed under seal in accordance with the protective order entered in the case.  On November 30, 2004, a third party moved to intervene in the case for the purpose of challenging the sealing of certain documents filed with the Court, and additional groups subsequently joined in that motion.  Following argument on April 26, 2005, by Order dated April 28, 2005, the Court denied the intervention motion.  In its Order, the Court set forth various procedures to minimize the risk that documents would be improperly filed under seal.

The Company has also filed a motion for leave to file a third amended complaint in order to assert an additional copyright claim against IBM in the case.  The Court heard argument on that fully briefed motion on April 21, 2005 and took the matter under advisement.

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

Discovery is continuing in the case.  The Company is reviewing that discovery and currently anticipates that it will seek to amend its complaint in the near future in order to assert additional claims against IBM.

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. (“Red Hat”) filed a complaint against the Company.  The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772.  Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.  On April 6, 2004, the court denied the Company’s motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat filed a motion for reconsideration, which the Court denied on March 31, 2005.  The Company intends to vigorously defend this action.  In the event the stay is lifted and Red Hat is allowed to pursue its claims, we will likely assert counterclaims against Red Hat.

Novell, Inc.

On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. (“Novell”) for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to its UNIX source code and derivative works and its UnixWare product.  The case, after removal to federal court, is pending in the United States District Court for the District of Utah under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that it believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

Novell has filed a motion to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law.  That motion has been briefed by the parties and the Court heard the argument on the motion on May 25, 2005.  The Court took the matter under advisement.  The Company intends to continue to vigorously pursue its claims against Novell.

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

AutoZone, Inc.

                On or about March 2, 2004, the Company brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of the Company’s UNIX copyrights through its use of Linux.  The lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V.  The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of the Company’s copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  In response to AutoZone’s motion to transfer the case to Tennessee or stay the case, the federal court in Nevada granted AutoZone’s motion to stay the case, with 90-day status reports to the court, and denied without prejudice AutoZone’s motion to transfer the case to Tennessee.  The federal court allowed the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief which discovery was concluded in May 2005.

The Company has concluded the initial discovery allowed by the court and filed its report with the court on May 27, 2005.  Contrary to AutoZone’s own statements to the court, the Company found through discovery, including depositions and other admissions of AutoZone, many instances of copying of programs containing SCO OpenServer code.  AutoZone has represented that it has now removed all of the SCO code and proprietary information it copied or used in its migration to Red Hat Linux.  Because AutoZone represents it has removed or otherwise is not using SCO code and proprietary information, the Company currently does not intend to move for a preliminary injunction.  AutoZone does not admit that it violated the Company’s rights or caused the Company damage in that migration process, which are still points of dispute between the parties.  Given the stay issued by the Court in the case, the Company reserves the right to pursue infringement and damages in the future based on these issues and other issues stayed by the Court.

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

(6) COMMON STOCK SUBJECT TO RESCISSION

As described in Note 5, certain participants in the Equity Compensation Plans have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s possible rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such plan participants otherwise make rescission claims against the Company, the Company could be required to make aggregate payments to these plan participants of up to $851,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of April 30, 2005.

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

(7) STOCKHOLDERS’ EQUITY

Stock Options

During the three and six months ended April 30, 2005, the Company granted options to purchase 0 and 631,000 shares of common stock with an average exercise price of $4.71, respectively, per share.  None of these stock options were granted with an exercise price below the quoted market price on the date of grant.  During the three and six months ended April 30, 2005, options to purchase approximately 7,000 and 142,000 shares of common stock were exercised with an average exercise price of $0.95 and $1.47, respectively, per share.  As of April 30, 2005, there were approximately 3,437,000 stock options outstanding with a weighted average exercise price of $4.32 per share.

Change in Control Agreements

On December 10, 2004, the Company entered into Change in Control Agreements with the following executive officers:  Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”).  Each agreement is effective as of December 10, 2004.

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

The adoption of the Change in Control Agreements allows for accelerated vesting on all outstanding shares of common stock and represents a modification to the underlying stock option award.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company has calculated the total intrinsic value of the awards of $2,012,000 which represents the value of the awards that were subject to the acceleration.  During the three and six months ended April 30, 2005, this amount had not been recorded in the condensed consolidated financial statements as an event to trigger the acceleration was not considered probable.

Stockholder Rights Plan

                On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of the Company’s shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

                Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004, and will be distributed to holders of subsequently issued shares of common stock.  The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.  The value of the purchase rights is immaterial as of April 30, 2005.

Transfer of Stock Ownership by The Canopy Group to Ralph J. Yarro III

Effective March 11, 2005, The Canopy Group (“Canopy”) transferred all of its shares of the Company’s common stock to Ralph J. Yarro III, the Chairman of the Company’s Board of Directors.

(8) CONCENTRATION OF RISK

As of April 30, 2005 and October 31, 2004, the Company had no customers who made up more than 10 percent of the ending accounts receivable balance.

During the three and six months ended April 30, 2005 and 2004, no single customer accounted for more than 10 percent of total revenue.

(9) RELATED PARTY TRANSACTIONS

As of October 31, 2004, Canopy owned approximately 31 percent of the Company’s issued and outstanding common stock.  As described in Note 7, on March 11, 2005, Canopy transferred all of its shares of common stock to Ralph J. Yarro III.

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

Under the Assignment Agreement, the Company assigned the copyright applications, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the “Assigned Software”).  As consideration for this assignment, C7 issued, and Vintela assumed, a $500,000 non-recourse promissory note payable to the Company, secured by the Assigned Software.  This note was originally due on April 30, 2005 with interest payable at a rate of one percent above the prime rate as reported in the Wall Street Journal.

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

At the time the promissory note was executed, the Company had no recorded basis in the Assigned Software.  Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt concerning the ability of C7 to repay the debt as they were not profitable and being funded by Canopy, no gain was recognized by the Company until payment was received on December 9, 2004.  The Company recorded the $500,000 received as a component of other income in its statement of operations for the six months ended April 30, 2005.

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

Segment disclosures for the Company are as follows for the three and six months ended April 30, 2005 (in thousands):

	Three Months Ended April 30, 2005

	UNIX	SCOsource	Total

Revenue	$9,228	$30	$9,258
Cost of revenue	1,309	2,889	4,198
Gross margin (deficit)	7,919	(2,859)	5,060
Sales and marketing	2,956	7	2,963
Research and development	2,027	90	2,117
General and administrative	1,866	170	2,036
Other	600	—	600
Total operating expenses	7,449	267	7,716
Income (loss) from operations	$470	$(3,126)	$(2,656)

	Three Months Ended April 30, 2004

	UNIX	SCOsource	Total

Revenue	$10,126	$11	$10,137
Cost of revenue	1,891	4,567	6,458
Gross margin (deficit)	8,235	(4,556)	3,679
Sales and marketing	4,117	581	4,698
Research and development	2,797	71	2,868
General and administrative	1,710	—	1,710
Other	3,577	—	3,577
Total operating expenses	12,201	652	12,853
Loss from operations	$(3,966)	$(5,208)	$(9,174)

	Six Months Ended April 30, 2005

	UNIX	SCOsource	Total

Revenue	$18,023	$100	$18,123
Cost of revenue	2,702	6,382	9,084
Gross margin (deficit)	15,321	(6,282)	9,039
Sales and marketing	5,746	154	5,900
Research and development	3,995	202	4,197
General and administrative	3,538	261	3,799
Other	1,208	—	1,208
Total operating expenses	14,487	617	15,104
Income (loss) from operations	$834	$(6,899)	$(6,065)

	Six Months Ended April 30, 2004

	UNIX	SCOsource	Total

Revenue	$21,498	$31	$21,529
Cost of revenue	4,018	8,090	12,108
Gross margin (deficit)	17,480	(8,059)	9,421
Sales and marketing	9,128	591	9,719
Research and development	5,477	98	5,575
General and administrative	3,882	22	3,904
Other	4,799	—	4,799
Total operating expenses	23,286	711	23,997
Loss from operations	$(5,806)	$(8,770)	$(14,576)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of April 30, 2005 and October 31, 2004 (in thousands):

	April 30, 2005	October 31, 2004
Intangible assets:
UNIX (reseller channel and trade name)	$3,554	$4,740
SCOsource (UNIX technology)	506	673
Total intangible assets and goodwill	$4,060	$5,413

ITEM 2.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Form 10-Q.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein.  All information presented herein is based on the three and six months ended April 30, 2005.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Recent Developments.  As described elsewhere in this Form 10-Q, we issued shares and granted options under our 1998 Stock Option Plan, our 1999 Omnibus Stock Incentive Plan, the 2000 Employee Stock Purchase Plan (the “ESPP”), our 2002 Omnibus Stock Incentive Plan, and our 2004 Omnibus Stock Incentive Plan (collectively, the “Equity Compensation Plans”) without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Although we are evaluating the possible actions we may take in response to these securities law compliance issues, we may make a rescission offer to certain plan participants entitled to rescission rights subject to obtaining required regulatory approvals.  If our potential rescission offer is made and accepted by all plan participants holding certain ESPP shares and all shares acquired from the exercise of stock options, or such participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $851,000.  This amount is based on shares issued pursuant to the ESPP and shares issued upon the exercise of stock options that have been retained by plan participants as of April 30, 2005 and excludes interest and other charges we may be required to pay since any loss is considered reasonably possible but not estimable.  We may face additional rescission liability to plan participants holding unexercised stock options in California, Georgia and possibly other states, and regulatory authorities also may require us to pay fines or impose other sanctions on us.

On February 16, 2005, we received a notice from the staff of The Nasdaq Stock Market indicating that we were subject to potential delisting from The Nasdaq SmallCap Market for failure to comply with Nasdaq’s requirement to file our annual report on Form 10-K for the fiscal year ended October 31, 2004 in a timely fashion.  Receipt of the notice did not result in immediate delisting of our common stock.  Nasdaq stated that, unless we requested a hearing on Nasdaq’s delisting notice, our securities would be delisted from The Nasdaq SmallCap Market at the opening of business on February 25, 2005.

We requested a hearing with the Nasdaq Listing Qualifications Panel on this matter, which stayed the delisting pending the hearing and a determination by the Nasdaq Listing Qualifications Panel.  The hearing occurred on March 17, 2005.  At the hearing, we outlined for the Panel our plan for filing our Form 10-K and our Form 10-Q for the quarter ended January 31, 2005, which also was not filed in a timely fashion.  On March 18, 2005, we received another notice from the staff of The Nasdaq Stock Market regarding our potential delisting as a result of our failure to file this Form 10-Q in a timely fashion.  The notice informed us that the Panel would consider the filing delinquency of our Form 10-Q for the quarter ended January 31, 2005 in addition to the filing delinquency of the Form 10-K in rendering its decision regarding our listing status.  On April 1, 2005, we filed our Form 10-K, and we filed the Form 10-Q for the quarter ended January 31, 2005 on April 14, 2005.  On April 20, 2005, we received written confirmation from the Nasdaq Listing Qualifications Panel that we were in full compliance with the Nasdaq filing requirement and all other requirements for continued listing.

In connection with our determination that certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, we determined we needed to classify our common stock that is subject to rescission as temporary equity.  As a result, on April 1, 2005, we filed amended quarterly reports on Form 10-Q for the quarters ended January 31, 2004, April 30, 2004 and July 31, 2004 with restated condensed consolidated financial statements.  In the restated financial statements for each of the periods covered by the amended Form 10-Qs, we reclassified our common stock subject to rescission from permanent equity to temporary equity and made certain other changes as described in Note 2 to the financial statements in each of the amended Form 10-Qs.  The restatement of these financial statements did not impact our revenue, net loss or its earnings per share for the fiscal year ended October 31, 2004 or our aggregate cash and available for sale securities balances as of October 31, 2004.

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

We access these corporations through their information technology or purchasing departments with our Area Sales Managers (“ASMs”) in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”).  Our sales of UNIX products and services during the last several periods have been primarily to pre-existing UNIX customers and not newly acquired customers.  Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.

The following table shows the operating results of the UNIX business for the three and six months ended April 30, 2005 and 2004 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Revenue	$9,228	$10,126	$18,023	$21,498
Cost of revenue	1,309	1,891	2,702	4,018
Gross margin	7,919	8,235	15,321	17,480
Sales and marketing	2,956	4,117	5,746	9,128
Research and development	2,027	2,797	3,995	5,477
General and administrative	1,866	1,710	3,538	3,882
Other	600	3,577	1,208	4,799
Total operating expenses	7,449	12,201	14,487	23,286
Income (loss) from operations	$470	$(3,966)	$834	$(5,806)

Revenue from our UNIX business decreased by $898,000, or 9 percent, for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 and decreased by $3,475,000, or 16 percent, for the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004.  The revenue from this business has been declining over the last several quarters primarily as a result of increased competition from alternative operating systems, particularly Linux.  If revenue from our UNIX business continues to decline and we are unable to generate positive cash flow, our UNIX business will be adversely impacted.

In an effort to attain profitability in our UNIX business, we have decreased our operating costs and streamlined our operations.  Operating costs for our UNIX business decreased from $12,201,000 for the second quarter of fiscal year 2004 to $7,449,000 for the second quarter of fiscal year 2005 and decreased from $23,286,000 for the first two quarters of fiscal year 2004 to $14,487,000 for the first two quarters of fiscal year 2005.  These cost reductions have primarily been attributable to reduced headcount, continued operational efficiencies generated in our UNIX business, the elimination of certain write-offs and severance and exit costs, as well as from the consolidation of certain facilities.

In our UNIX business, we have reduced the number of full-time equivalent employees from 263 as of April 30, 2004, to 164 as of April 30, 2005.  We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence.  Based on our cost-cutting actions, we anticipate that our UNIX business will continue to generate income from operations and positive cash flow throughout fiscal year 2005.

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

An important initiative for our UNIX business for the 2005 fiscal year will be the release of the next major upgrade to our OpenServer product, OpenServer 6 in June 2005.  This new version will provide increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integration with widely used internet applications and increased system performance.  We anticipate that these enhancements will not have a direct impact on our short-term OpenServer revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle, but we believe that they will help prolong our OpenServer revenue stream for future quarters.

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

In an effort to protect our UNIX intellectual property, we initiated our SCOsource business.  The initiatives of this business include seeking to enter into license agreements with UNIX vendors and offering SCOsource IP licenses to Linux and other end users allowing them to continue to use our UNIX source code and derivative works found in Linux.  We believe that our SCOsource licensing revenue opportunities have been adversely impacted by our outstanding dispute with Novell over our UNIX copyright ownership, which may have caused many potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

During fiscal year 2004, we began assigning direct resources to the SCOsource business for sales and marketing, research and development and general and administrative.  The following table shows the operating results of the SCOsource business for the three and six months ended April 30, 2005 and 2004 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Revenue	$30	$11	$100	$31
Cost of revenue	2,889	4,567	6,382	8,090
Gross deficit	(2,859)	(4,556)	(6,282)	(8,059)
Sales and marketing	7	581	154	591
Research and development	90	71	202	98
General and administrative	170	—	261	22
Other	—	—	—	—
Total operating expenses	267	652	617	711
Loss from operations	$(3,126)	$(5,208)	$(6,899)	$(8,770)

Revenue from our SCOsource business increased from $11,000 in the second quarter of fiscal year 2004 to $30,000 for the second quarter of fiscal year 2005 and increased from $31,000 in the first two quarters of fiscal year 2004 to $100,000 for the first two quarters of fiscal year 2005.  Revenue in the above-mentioned periods was primarily attributable to sales of our SCOsource IP licenses.  Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue.

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

Cost of revenue, which primarily includes legal and professional fees incurred in connection with the SCO Litigation, decreased from $4,567,000 in the second quarter of fiscal year 2004 to $2,889,000 in the second quarter of fiscal year 2005 and decreased from $8,090,000 in the first two quarters of fiscal year 2004 to $6,382,000 in the first two quarters of fiscal year 2005.  The decrease in cost of revenue is primarily attributable to our modified fee agreement with the law firms (the “Law Firms”) representing us in the SCO Litigation that has significantly reduced our ongoing and future operating expenses.  Operating expenses for sales and marketing, research and development and general and administrative decreased in the second quarter of and first two quarters of fiscal year 2005 from the second quarter and first two quarters of fiscal year 2004, which was attributable to decreased personnel and related costs.

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

Each restructuring has required us to make estimates and assumptions related to losses on vacated facilities, provisions for termination benefits, outplacement costs and other costs.  Pursuant to the relevant accounting literature, we may record an accrual for amounts associated with a restructuring that are not paid in the current period.  We regularly evaluate the adequacy of the accruals based on changes in estimates.  We may incur future charges for new restructuring activities.  As of April 30, 2005, we did not have any amounts accrued for severance and exit costs.

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

Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.  If the operating trends for our UNIX or SCOsource businesses continue to decline, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

Allowance for Doubtful Accounts.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the last three fiscal years.  Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $149,000 as of April 30, 2005.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

                        The following table presents our results of operations for the three and six months ended April 30, 2005 and 2004 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
Statement of Operations Data:	2005	2004	2005	2004

Revenue:
Products	$7,838	$8,415	$15,142	$18,127
SCOsource licensing	30	11	100	31
Services	1,390	1,711	2,881	3,371
Total revenue	9,258	10,137	18,123	21,529
Cost of revenue:
Products	563	818	1,207	1,623
SCOsource licensing	2,889	4,567	6,382	8,090
Services	746	1,073	1,495	2,395
Total cost of revenue	4,198	6,458	9,084	12,108
Gross margin	5,060	3,679	9,039	9,421
Operating expenses:
Sales and marketing	2,963	4,698	5,900	9,719
Research and development	2,117	2,868	4,197	5,575
General and administrative	2,036	1,710	3,799	3,904
Loss on disposition of long-lived assets	—	2,139	—	2,139
Severance and exit costs	—	682	—	682
Amortization of intangibles	593	593	1,186	1,380
Stock-based compensation	7	163	22	598
Total operating expenses	7,716	12,853	15,104	23,997
Loss from operations	(2,656)	(9,174)	(6,065)	(14,576)
Equity in income of affiliate	17	37	70	74
Other income, net	800	2,422	1,309	6,185
Provision for income taxes	(123)	(966)	(237)	(1,094)
Net loss	(1,962)	(7,681)	(4,923)	(9,411)
Dividends on redeemable convertible preferred stock	—	(7,045)	—	(7,801)
Net loss applicable to common stockholders	$(1,962)	$(14,726)	$(4,923)	$(17,212)

THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004

Revenue

	Three Months Ended April 30,
	2005	Change	2004

Revenue	$9,258,000	(9)%	$10,137,000

	Six Months Ended April 30,
	2005	Change	2004

Revenue	$18,123,000	(16)%	$21,529,000

Revenue for the second quarter of fiscal year 2005 decreased by $879,000, or 9 percent, from the second quarter of fiscal year 2004, and revenue for the first two quarters of fiscal year 2005 decreased by $3,406,000, or 16 percent, from the first two quarters of fiscal year 2004.  These decreases were primarily attributable to a continued decline in our UNIX business.

Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended April 30,
	2005	Change	2004

UNIX revenue	$9,228,000	(9)%	$10,126,000
Percent of total revenue	100%		100%
SCOsource revenue	30,000	173%	11,000
Percent of total revenue	0%		0%

	Six Months Ended April 30,
	2005	Change	2004

UNIX revenue	$18,023,000	(16)%	$21,498,000
Percent of total revenue	99%		100%
SCOsource revenue	100,000	223%	31,000
Percent of total revenue	1%		0%

The decrease in revenue in the UNIX business of $898,000 for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 and the decrease in UNIX revenue of $3,475,000 for the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004 was primarily attributable to continued competition from other operating systems, particularly Linux.  We anticipate that for the remainder of fiscal year 2005 our UNIX business and the related revenue from the UNIX business will face significant competition from Linux and other operating systems.  The increase in SCOsource revenue for the second quarter and first two quarters of fiscal year 2005 compared to the second quarter and first two quarters of fiscal year 2004 was primarily attributable to increased sales of SCO IP licenses.

Sales of our UNIX products and services during the second quarter and first two quarters of fiscal year 2005 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.  This may occur as a result of the decline of our UNIX business and our SCOsource initiatives.

Products Revenue

	Three Months Ended April 30,
	2005	Change	2004

Products revenue	$7,838,000	(7)%	$8,415,000
Percent of total revenue	85%		83%

	Six Months Ended April 30,
	2005	Change	2004

Products revenue	$15,142,000	(16)%	$18,127,000
Percent of total revenue	84%		84%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $577,000 from the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 and the decrease of $2,985,000 from the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004 was primarily attributable to decreased sales of OpenServer and UnixWare products primarily resulting from increased competition in the operating system market, particularly Linux.  We believe that this competition from Linux will continue for the remainder of fiscal year 2005 and future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	Three Months Ended April 30,
	2005	Change	2004

OpenServer revenue	$4,664,000	2%	$4,580,000
Percent of products revenue	60%		54%
UnixWare revenue	2,391,000	(1)%	2,425,000
Percent of products revenue	30%		29%
Other products revenue	783,000	(44)%	1,410,000
Percent of products revenue	10%		17%

	Six Months Ended April 30,
	2005	Change	2004

OpenServer revenue	$8,677,000	(11)%	$9,782,000
Percent of products revenue	57%		54%
UnixWare revenue	4,527,000	(12)%	5,163,000
Percent of products revenue	30%		28%
Other products revenue	1,938,000	(39)%	3,182,000
Percent of products revenue	13%		18%

OpenServer and UnixWare revenue for the second quarter of fiscal year 2005 was essentially flat as compared to the second quarter of fiscal year 2004.  The decrease in other products revenue for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 was primarily attributable to decreased product maintenance sales.

The decreases in revenue for the first two quarters of fiscal year 2005 as compared to the first two quarters of fiscal year 2004 for OpenServer, UnixWare and other products are all primarily the result of continued competition from other operating systems, particularly Linux.

SCOsource Licensing Revenue

	Three Months Ended April 30,
	2005	Change	2004

SCOsource licensing revenue	$30,000	173%	$11,000
Percent of total revenue	0%		0%

	Six Months Ended April 30,
	2005	Change	2004

SCOsource licensing revenue	$100,000	223%	$31,000
Percent of total revenue	1%		0%

We initiated our SCOsource business for the purpose of protecting our intellectual property rights in our UNIX source code and derivative works.  SCOsource licensing revenue was $30,000 in the second quarter of fiscal year 2005 compared to revenue of $11,000 generated in the second quarter of fiscal year 2004.  SCOsource licensing revenue was $100,000 in the first two quarters of fiscal year 2005 compared to revenue of $31,000 in the first two quarters of fiscal year 2004.  Our SCOsource licensing revenue was primarily generated from the sales of SCO IP licenses.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and when generated, the revenue will be sporadic.

Services Revenue

	Three Months Ended April 30,
	2005	Change	2004

Services revenue	$1,390,000	(19)%	$1,711,000
Percent of total revenue	15%		17%

	Six Months Ended April 30,
	2005	Change	2004

Services revenue	$2,881,000	(15)%	$3,371,000
Percent of total revenue	16%		16%

Services revenue consists primarily of annual and incident technical support fees, engineering services fees, professional services and consulting fees, and education fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The decrease in services revenue of $321,000, or 19 percent, from the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2005 and the decrease in services revenue of $490,000, or 15 percent, from the first two quarters of fiscal year 2004 as compared to the first two quarters of fiscal year 2005, was in part due to the decrease in products revenue, fewer customers renewing services agreements and a decrease in professional services revenue.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended April 30,
	2005	Change	2004

Cost of products revenue	$563,000	(31)%	$818,000
Percentage of products revenue	7%		10%

	Six Months Ended April 30,
	2005	Change	2004

Cost of products revenue	$1,207,000	(26)%	$1,623,000
Percentage of products revenue	8%		9%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $255,000, or 31 percent, in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 and decreased by $416,000, or 26 percent, in the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004.  This decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue, lower manufacturing costs, decreased royalties to third party vendors and lower amortized technology costs.

For the remaining quarters of fiscal year 2005, we expect the dollar amount of our cost of products revenue to be generally consistent with cost of products revenue incurred in the second quarter of fiscal year 2005 and that cost of products revenue as a percentage of products revenue for the remaining quarters of fiscal year 2005 will be generally consistent to that incurred in the second quarter of fiscal year 2005.

Cost of SCOsource Licensing Revenue

	Three Months Ended April 30,
	2005	Change	2004

Cost of SCOsource licensing revenue	$2,889,000	(37)%	$4,567,000
Percentage of SCOsource licensing revenue	9630%		41518%

	Six Months Ended April 30,
	2005	Change	2004

Cost of SCOsource licensing revenue	$6,382,000	(21)%	$8,090,000
Percentage of SCOsource licensing revenue	6382%		26097%

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue decreased by $1,678,000, or 37 percent, during the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 and decreased by $1,708,000, or 21 percent, during the first two quarters of fiscal year 2005 as compared to the first two quarters of fiscal year 2004.  The decrease in costs in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 was primarily attributable to decreased legal costs incurred in connection with our SCO Litigation as a result of our Engagement Agreement.

According to the terms of our Engagement Agreement with the Law Firms described in more detail below in this Item 2 of Part I of this Form 10-Q, we anticipate that the dollar amount of our cost of SCOsource licensing for the remaining quarters of fiscal year 2005 will be generally consistent with the costs incurred in the first and second quarters of fiscal year 2005.  However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, certain licensing fees or a sale of our company, which could cause cost of SCOsource licensing revenue to be higher than anticipated.

Cost of Services Revenue

	Three Months Ended April 30,
	2005	Change	2004

Cost of services revenue	$746,000	(30)%	$1,073,000
Percentage of services revenue	54%		63%

	Six Months Ended April 30,
	2005	Change	2004

Cost of services revenue	$1,495,000	(38)%	$2,395,000
Percentage of services revenue	52%		71%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $327,000, or 30 percent, for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 and decreased by $900,000, or 38 percent, for the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004.  This decrease was primarily attributable to reduced employee and related costs.

For the remaining quarters of fiscal year 2005, we expect the dollar amount of our cost of services revenue to be generally consistent to cost of services revenue incurred in the second quarter of fiscal year 2005 and that cost of services revenue as a percentage of services revenue for the remaining quarters of fiscal year 2005 will be generally consistent to that incurred in the second quarter of fiscal year 2005.

Sales and Marketing

	Three Months Ended April 30,
	2005	Change	2004

Sales and marketing expense	$2,963,000	(37)%	$4,698,000
Percentage of total revenue	32%		46%

	Six Months Ended April 30,
	2005	Change	2004

Sales and marketing expense	$5,900,000	(39)%	$9,719,000
Percentage of total revenue	33%		45%

Sales and marketing expenses primarily consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expense of $1,735,000, or 37 percent, from the second quarter of fiscal year 2004 compared to the second quarter of fiscal year

2005 and the decrease of $3,819,000, or 39 percent, from the first two quarters of fiscal year 2004 compared to the first two quarters of fiscal year 2005 was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, less commissions and lower advertising costs.  Our sales and marketing full-time equivalent employees decreased from 82 as of April 30, 2004 to 52 as of April 30, 2005.

For the remaining quarters of fiscal year 2005, we anticipate that the dollar amount of sales and marketing expense will be generally consistent to that incurred in the second quarter of fiscal year 2005.

Research and Development

	Three Months Ended April 30,
	2005	Change	2004

Research and development expense	$2,117,000	(26)%	$2,868,000
Percentage of total revenue	23%		28%

	Six Months Ended April 30,
	2005	Change	2004

Research and development expense	$4,197,000	(25)%	$5,575,000
Percentage of total revenue	23%		26%

Research and development expenses primarily consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expense decreased by $751,000, or 26 percent, from the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 and decreased by $1,378,000, or 25 percent, from the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004 and was primarily attributable to work force reductions.  Our research and development full-time equivalent employees decreased from 85 as of April 30, 2004 to 52 as of April 30, 2005.

For the remaining quarters of fiscal year 2005, we anticipate that the dollar amount of research and development expense will be generally consistent to that incurred in the second quarter of fiscal year 2005.

General and Administrative

	Three Months Ended April 30,
	2005	Change	2004

General and administrative expense	$2,036,000	19%	$1,710,000
Percentage of total revenue	22%		17%

	Six Months Ended April 30,
	2005	Change	2004

General and administrative expense	$3,799,000	(3)%	$3,904,000
Percentage of total revenue	21%		18%

General and administrative expenses primarily consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting and corporate allocations.  General and administrative expense increased by $326,000, or 19 percent, during the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 and decreased by $105,000, or 3 percent, during the first two quarters of fiscal year 2005 as compared to the first two quarters of fiscal year 2004.  The increase in general and administrative expense during the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 was primarily attributable to legal and accounting costs incurred in connection with the restatement of our 2004 quarterly financial statements.  The decrease in general and administrative expense for the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004 was primarily attributable to lower personnel and related costs offset by the increased costs related to the restatement mentioned above.  Our general and administrative full-time equivalent employees decreased from 54 as of April 30, 2004 to 29 as of April 30, 2005.

For the remaining quarters of fiscal year 2005, we anticipate that the dollar amount of general and administrative expenses will be generally consistent to that incurred in the first quarter of fiscal year 2005 as the second quarter contained non-recurring costs related to the restatement of our 2004 quarterly financial statements.  However, due to the new compliance and reporting regulations under the Sarbanes-Oxley Act and other new regulatory requirements, general and administrative expenses may vary as we implement policies and procedures to comply with these new requirements.

Loss on Impairment of Long-lived Assets

We recorded a loss on impairment of long-lived assets totaling $2,139,000 for the second quarter and first two quarters of fiscal year 2004.  The impairment related to goodwill and intangible assets acquired in connection with our acquisition of Vultus, Inc. (“Vultus”) in June 2003.  We concluded that an impairment triggering event occurred during the three months ended April 30, 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize.  Consequently, we concluded that no significant future cash flows related to our Vultus assets will be realized.  We performed an impairment analysis of our recorded goodwill related to the Vultus reporting unit in accordance with SFAS No. 142.  Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144.  As a result of these analyses, we wrote-down the carrying value of our goodwill related to our Vultus acquisition from $1,166,000 to $0, and wrote-down the intangible assets related to our Vultus acquisition from $973,000 to $0.

We did not incur any impairment charges in the second quarter or first two quarters of fiscal year 2005.

Severance and Exit Costs

Severance and exit costs were $0 and $682,000 for the second and first two quarters of fiscal year 2005 and 2004, respectively.  The costs incurred in such periods of fiscal year 2004 were primarily attributable to headcount reductions.

The following table shows the activity related to the accrual for severance and exit costs for the first two quarters of fiscal year 2005 (in thousands):

	Balance at November 1, 2004	Additions	Payments	Balance at April 30, 2005

Ongoing severance and other	$401	$—	$(401)	$—

Amortization of Intangibles

	Three Months Ended April 30,
	2005	Change	2004

Amortization of intangibles	$593,000	0%	$593,000
Percentage of total revenue	6%		6%

	Six Months Ended April 30,
	2005	Change	2004

Amortization of intangibles	$1,186,000	(14)%	$1,380,000
Percentage of total revenue	7%		6%

During the second quarter of fiscal years 2005 and 2004, we recorded $593,000 for the amortization of intangible assets with finite lives.  For the first two quarters of fiscal years 2005 and 2004, we recorded $1,186,000 and $1,380,000, respectively, in amortization.  The decrease of $194,000, or 14 percent, from the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus in June 2003 that were written down to $0 during fiscal year 2004.

Stock-based Compensation

	Three Months Ended April 30,
	2005	Change	2004

Stock-based compensation	$7,000	(96)%	$163,000
Percentage of total revenue	0%		2%

	Six Months Ended April 30
	2005	Change	2004

Stock-based compensation	$22,000	(96)%	$598,000
Percentage of total revenue	0%		3%

Stock-based compensation consisted of the following components for the second and first two quarters of fiscal years 2005 and 2004 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Amortization of stock-based compensation	$7	$113	$22	$223
Options, warrants and shares for services	—	50	—	283
Modifications to options	—	—	—	92
Total	$7	$163	$22	$598

As of April 30, 2005, we had amortized all amounts related to deferred compensation.

Equity in Income (Losses) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations.  As of April 30, 2005, the carrying value of our investments was related to our 30 percent ownership in a Chinese company.

During the second quarter of fiscal years 2005 and 2004, we recorded $17,000 and $37,000, respectively, that related to equity in income of this entity, and during the first two quarters of fiscal years 2005 and 2004, we recorded $70,000 and $74,000, respectively.

Other Income (Expense), net

Other income (expense), net consisted of the following components for the second and first two quarters of fiscal years 2005 and 2004 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Interest income	$98	$242	$135	$512
Change in fair value of derivative	—	2,300	—	5,924
Other income (expense), net	702	(120)	1,174	(251)
Total	$800	$2,422	$1,309	$6,185

Interest income decreased by $144,000 from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005 and decreased by $377,000 from the first two quarters of fiscal year 2004 to the first two quarters of fiscal year 2005 and was primarily attributable to a decrease in our cash and available-for-sale securities balances.

The income recorded on the change in fair value of derivative for the second and first two quarters of fiscal year 2004 related to the decrease in fair value of this instrument and marking it to market at each balance sheet date.  The derivative financial instrument was eliminated during the second quarter of fiscal year 2004.

The increase in other income (expense), net, for the first two quarters of fiscal year 2005 compared to the first two quarters of fiscal year 2004 was primarily attributable to two items: 1) the collection of a note receivable from Vintela, Inc. (“Vintela”) as described in more detail in Note 9 to our financial statements above in Part I, Item 1 of this Form 10-Q, which  note receivable was originally received in April 2003, but because we received the note receivable in exchange for the transfer of certain software to a related party and there was substantial doubt concerning the ability of Vintela to repay the note, no gain was recognized until the first quarter of fiscal year 2005 when we received payment; and 2) the sale of shares we held in Troll Tech AS (“Troll Tech”) as described in more detail in Note 4 to our financial statements above in Part I, Item 1 of this Form 10-Q.  The Troll Tech shares had been written off in fiscal year 2001, but because they were sold during the second quarter of fiscal year 2005, we recorded income on the proceeds received.

Provision for Income Taxes

The provision for income taxes was $123,000 in the second quarter of fiscal year 2005 and $966,000 in the second quarter of fiscal year 2004.  The provision for income taxes was $237,000 in the first two quarters of fiscal year 2005 and $1,094,000 in the first two quarters of fiscal year 2004.  Our provision for income taxes is primarily related to earnings in foreign subsidiaries and withholding taxes on revenue generated in certain locations.  The decrease in the provision for income taxes for both the second quarter and first two quarters of fiscal year 2005 as compared to the second quarter and first two quarters of fiscal year 2004 is attributable to an accrual for withholding taxes of $710,000 that was made in the second quarter of fiscal year 2004 which taxes were estimated to be paid in connection with the operations of the Indian branch of our United Kingdom subsidiary, SCO Group, Ltd.

Dividends Related to Series A Convertible Preferred Stock

We had no dividends in either the second quarter or first two quarters of fiscal year 2005.

In connection with completing the February 5, 2004 exchange of all the then outstanding shares of Series A Convertible Preferred Stock for shares of our Series A-1 Convertible Preferred Stock, we removed the carrying value of the Series A shares and related derivative and recorded the fair value of the Series A-1 shares issued in the exchange transaction.  The difference between these two amounts was $6,305,000 and was recorded as a non-cash dividend for the second quarter and first two quarters of fiscal year 2004.

Additionally, with respect to the Series A-1 shares, we accrued dividends of $740,000 for the second quarter of fiscal year 2004 and $1,496,000 in dividends for the first two quarters of fiscal year 2004, we repurchased all outstanding Series A-1 shares in July 2004.

Liquidity and Capital Resources

During the six months ended April 30, 2005, we used cash of $17,702,000 in our operations.  The majority of this cash was used to pay accounts payable, accrued liabilities and ongoing expenses related to our SCO Litigation.  As of April 30, 2005, we have a total of $14,192,000 in cash and cash equivalents and available-for-sale securities and an additional $7,974,000 in restricted cash, of which $3,967,000 is designated to be used as payments for experts, consultants and other expenses in the SCO Litigation.  As a result of the Engagement Agreement between us and the Law Firms, we anticipate using cash of approximately $7,000,000 in the defense of our SCO Litigation during the remainder of the year ending October 31, 2005, which would leave us approximately $11,159,000 in cash for our business operations as of October 31, 2005.  We expect that our UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover our internal costs for our SCOsource initiatives and the SCO Litigation, and we believe we will have sufficient cash resources to fund our operations through October 31, 2005.

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

Our cash and equivalents balance decreased from $12,693,000 as of October 31, 2004 to $8,145,000 as of April 30, 2005.  During this same time period, our investment in available-for-sale securities decreased from $18,756,000 to $6,047,000.  Total cash and equivalents and available-for sale securities were $14,192,000 as of April 30, 2005.  We also have $3,967,000 classified as a component of restricted cash set aside to cover expert, consulting and other expenses related to our SCO Litigation.  During the first two quarters of fiscal year 2005, we expended a significant amount of cash to pay accounts payable, accrued liabilities and ongoing legal costs related to our intellectual property litigation.  We intend to use the cash and equivalents and available-for-sale securities as of April 30, 2005 to maintain our UNIX business and pursue our SCO Litigation.

Our net cash used in operations during the first two quarters of fiscal year 2005 was $17,702,000 and was attributable to a net loss of $4,923,000, non-cash items of $1,521,000 and changes in operating assets and liabilities of $14,300,000.  Our working capital decreased from

$15,413,000 as of October 31, 2004 to $12,489,000 as of April 30, 2005 and was primarily attributable to payments made to the Law Firms for the SCO Litigation.

Our net cash used in operations during the first two quarters of fiscal year 2004 was $5,206,000.  Cash used in operations was attributable to a net loss of $9,411,000, non-cash expenses of $1,280,000 and from changes in operating assets and liabilities of $5,485,000.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the first two quarters of fiscal year 2005, cash provided by investing activities was $12,564,000, which was primarily a result of sales, net of purchases, of available-for-sale securities of $12,709,000, which amount was offset by purchases of equipment of $145,000.

During the first two quarters of fiscal year 2004, cash used in investing activities was $36,604,000, which was primarily a result of our purchase of available-for-sale securities, net of sales, of $36,209,000, equipment purchases of $186,000, and the purchase of the remaining minority interest in our Japanese subsidiary of $209,000.

Our financing activities provided $578,000 of cash in the first two quarters of fiscal year 2005.  The primary sources of cash were from the exercise of options to acquire common stock of $205,000 and proceeds of $373,000 received from the sale of common stock through our ESPP.

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

Our net accounts receivable balance decreased from $6,638,000 as of October 31, 2004 to $6,325,000 as of April 30, 2005, primarily as a result of lower invoicing and revenue in the second quarter of fiscal year 2005 as compared to the fourth quarter of fiscal year 2004.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $149,000 as of April 30, 2005, which represented approximately 2 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the first two quarters of fiscal year 2005 were not significant.

On October 31, 2004, we entered into the Engagement Agreement with the Law Firms.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of the current litigation between us and IBM.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for attorney fees in connection with the SCO Litigation through the end of the current litigation between us and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of April 30, 2005, we had paid $1,033,000 of expenses and the remaining $3,967,000 was classified as a component of restricted cash.

For future legal fees, the Engagement Agreement requires us to pay to the Law Firms $2,000,000 per quarter for each successive quarter which began September 1, 2004 and will end December 1, 2005 for a total amount of $12,000,000.  In the first two quarters of fiscal year 2005, we made the quarterly payments for September 2004, December 2004 and March 2005 for a total of $6,000,000.  The payment of these fees has had and will continue to have a material impact on our cash position.

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

The following table summarizes our contractual operating lease obligations and our required payments to the Law Firms as of April 30, 2005:

	Total	Less than 1 year	1 — 3 years	More than 3 years

Operating lease obligations	$3,506,000	$1,521,000	$1,917,000	$68,000
Payments to Law Firms	6,000,000	4,000,000	2,000,000	—
Total obligations	$9,506,000	$5,521,000	$3,917,000	$68,000

As of April 30, 2005, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

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

                If our potential rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such plan participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $851,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of April 30, 2005.

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

We have in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities.  We do not use forward exchange contracts for speculative or trading purposes.  Our accounting policies for foreign exchange contracts are based on our designation of each contract.  The criteria we use for designating each contract include such contract’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities.  Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled.  Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.  Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.  As of April 30, 2005, we had no outstanding instruments classified as hedges.

Interest Rate Risk.  The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We believe that a hypothetical movement in interest rates, either up or down, would not have a material adverse impact on our cash and equivalents and available-for-sale securities.  We do not borrow money for short-term investment purposes.

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent, and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of April 30, 2005, our investments balance was approximately $630,000 and was related to our investment in a 30 percent owned Chinese company.

The stock market in general, and the market for shares of technology companies in particular, has experienced price fluctuations.  In addition, factors such as new product introductions by our competitors or developments in our SCO Litigation may have a significant impact on the market price of our common stock.  Furthermore, quarter-to-quarter fluctuations in our results of operations may have a significant impact on the market price of our common stock.  These conditions could cause the price of our common stock to fluctuate substantially over short periods of time.

ITEM 4.                                 CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.  During the most recent quarter ended April 30, 2005, we have implemented certain changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  We have implemented additional internal control procedures surrounding equity and equity issuances.  These internal control procedures consist of additional detail transactional controls including the timely reconciliation and review of shares issued with shares available under registration statements, an equity compliance checklist and additional review and approval procedures by persons with appropriate experience.  These additional controls were put in place as the result of an identified material weakness in our accounting for capital stock and stock option transactions as reported in our quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2005 and prior periodic reports.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•                              Our belief that our UNIX business will continue to generate positive cash flow throughout fiscal year 2005;

•                              Our expectation that industry partners, developers, and hardware and software vendors, may elect not to continue to support or certify to our UNIX operating system products;

•                              Our intention to release SCO OpenServer 6 in June 2005;

•                              Our belief that SCO OpenServer 6 will provide increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integration with widely used internet applications and increased system performance, and our belief that these enhancements will not have a direct impact on our short-term SCO OpenServer revenue and that they will help prolong OpenServer revenue in future quarters;

•                              Our intention to continue to pursue our SCOsource initiatives in fiscal year 2005;

•                              Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property;

•                              Our intention to continue to maintain our UNIX business and to pursue the SCO Litigation;

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

•                              Our expectation that future levels of services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our cost of products revenue will be generally consistent to that generated in the second quarter of fiscal year 2005 and that the cost of products revenue as a percentage of products revenue for the remaining quarters of fiscal year 2005 will be generally consistent to that incurred in the second quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our cost of services revenue will be generally consistent to that generated in the second quarter of fiscal year 2005 and that the cost of services revenue as a percentage of services revenue for the remaining quarters of fiscal year 2005 will be generally consistent to that incurred in the second quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our sales and marketing expense will be generally consistent to that incurred in the second quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our research and development expense will be generally consistent to that incurred in the second quarter of fiscal year 2005;

•                              Our expectation for the remaining quarters of fiscal year 2005 that the dollar amount of our general and administrative expense will be generally consistent to that generated in the first quarter of fiscal year 2005;

•                              Our belief that we will use cash of approximately $7,000,000 in the defense of our SCO Litigation during the remainder of the year ending October 31, 2005;

•                              Our expectation that our UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover our internal costs related to our SCOsource initiatives and the SCO Litigation, and our belief that we will have sufficient cash resources to fund our operations through October 31, 2005; and

•                              Our expectation that the dollar amount of our cost of SCOsource licensing for the remaining quarters of fiscal year 2005 will be generally consistent with the costs incurred in the first two quarters of fiscal year 2005.

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

Our fiscal year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability in fiscal year 2003 resulted primarily from our SCOsource licensing initiatives.  For fiscal year 2004, we incurred a net loss from operations of $28,573,000 and our accumulated deficit as of October 31, 2004 was $224,216,000.  For the first two quarters of fiscal year 2005 we incurred a net loss from operations of $6,065,000 and had an accumulated deficit of $229,139,000.

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

We continue to pursue our SCO Litigation and believe in the merits of our cases.  In our action against IBM, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux market.  Discovery is continuing in the case, and several motions are currently pending before the court.  If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations would be materially harmed and we may not be able to continue in business.  The litigation with IBM and others will be costly, and our costs for legal fees have been and will continue to be substantial and may exceed our capital resources. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

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

As a further response to our SCOsource initiatives and claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX.  Novell also claims that it has a license to UNIX from us and the right to authorize its customers to use UNIX technology in their internal business operations.  Specifically, Novell has also claimed to have retained rights related to legacy UNIX SVRx licenses, including the license with IBM.  Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights.  Novell has purported to veto our termination of the IBM, Sequent and SGI licenses. We have asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001, which had previously acquired all such assets and rights from Novell in September 1995 pursuant to an asset purchase agreement, as amended.  In January 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our copyrights and contract rights related to our UNIX source code and derivative works and our UnixWare products.  Novell is seeking dismissal of this case.

Notwithstanding our assertions of full ownership of UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell and end users such as AutoZone and DaimlerChrysler, the efforts of Novell and the other Linux proponents described above may cause further damage to our business including our ability to monetize our UNIX assets.  These efforts of Linux proponents also may increase the negative view some participants in our marketplace have regarding our SCO Litigation and regarding our SCOsource initiatives and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized use of our UNIX source code and derivative works in Linux infringes on our copyrights.  Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of our SCOsource initiatives and negatively impact our business.

Our Engagement Agreement with the Law Firms will require us to spend a significant amount of cash during fiscal year 2005 and could harm our liquidity position.

As of April 30, 2005, we had a total of $14,192,000 in cash and cash equivalents and available-for-sale securities and an additional $3,967,000 as restricted cash to be used in our operations and pursue the SCO Litigation.  As a result of the Engagement Agreement between us and the Law Firms, for the remainder of fiscal year 2005 we anticipate spending approximately $7,000,000 in the defense of our SCO Litigation during fiscal year 2005, which would leave us approximately $11,159,000 in cash for our business operations as of October 31, 2005.  We expect that our UNIX business will generate sufficient cash in fiscal year 2005 to cover our internal costs related to our SCOsource initiatives and SCO Litigation.  However, if our UNIX business does not generate cash or we spend additional cash on the SCO Litigation or additional matters, our cash position would be negatively impacted, and our ability to pursue our UNIX business objectives and our SCO Litigation could be harmed.

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

Our Engagement Agreement with the Law Firms representing us in our SCO Litigation may reduce our ability to raise additional financing.

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

                If our possible rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold we could be liable to make aggregate payments to these plan participants of up to $851,000 in the aggregate, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of April 30, 2005.

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

Our stock price is volatile.

                The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a high closing sales price of $20.50 per share in October 2003, to a current sales price of $4.12 on May 27, 2005.  The share price has changed dramatically over short periods.  We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

There are risks associated with the potential exercise of our outstanding options.

                As of May 27, 2005, we have issued and outstanding options to purchase up to approximately 3,430,000 shares of common stock with an average exercise price of $4.18 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The issuance of common shares to BayStar may have an adverse impact on the market value of our stock and the existing holders of our common stock.

                We previously had an effective registration statement on Form S-3 relating to the sale or distribution by BayStar as a selling stockholder of the 2,105,263 shares of common stock issued to BayStar in connection with our repurchase completed in July 2004 of all Series A-1 shares previously held by BayStar.  When we failed to file our annual report on Form 10-K for the fiscal year ended October 31, 2004 in a timely fashion, we became ineligible to use Form S-3, our registration statement ceased to be effective and BayStar’s ability to resell shares pursuant to that registration statement terminated.  We are currently in the process of preparing a new registration statement for the resale of BayStar’s shares on Form S-1.  Upon that registration statement being declared effective by the SEC, BayStar will again be able to resell its shares.  We will not receive any proceeds from the sales of the shares covered by such registration statement.  The shares that may be sold or distributed pursuant to such registration statement, upon being declared effective by the SEC, will represent approximately 6 percent of our issued and outstanding common stock.  The sale of the block of stock to be covered by such registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

PART II.                OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

The following includes updated information relating to certain of our material legal proceedings as previously reported in our annual report on Form 10-K for fiscal year 2004 and our quarterly report on Form 10-Q for the quarter ended January 31, 2005.

IBM Corporation

On or about March 6, 2003, we filed a complaint against IBM Corporation (“IBM”).  This action is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  This action includes, among other things, we claim against IBM for breach of contract, copyright infringement, tortious interference, and unfair competition relating to IBM’s alleged use and distribution of information concerning the UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and made counterclaims against us.

Following a hearing on October 19, 2004, on January 19, 2005, the United States Magistrate Judge overseeing the case issued an order granting in part and denying in part discovery applications that we had made.  The Court ordered IBM to produce much of the information, including source code, revision information, and programmer contribution information, that we had previously requested.  The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order to the court, which both parties have done.  The District Court heard argument on the proposed schedules on April 21, 2005 and took the matter under advisement.  It is anticipated that the Court will issue a new scheduling order in the near future.

In response to the Magistrate Court’s Order, IBM filed, on February 11, 2005, a Motion for Reconsideration of the portion of the Order that required IBM to produce programmer-contribution information for 3,000 people.  IBM also filed, on March 9, 2005,  a Motion for a 45-day Extension of Time to Comply with the Court’s January 18 Order as it applies to materials that are not the subject of IBM’s above-referenced Motion for Reconsideration.  On March 16, 2005, the Court granted the extension and entered an order requiring IBM to produce those materials by May 3, 2005.  With respect to the materials covered by IBM’s Motion for Reconsideration, the Court granted IBM’s request to stay its discovery obligations pending the Court’s resolution of its motion.

On April 19, 2005, the Magistrate Court ruled on IBM’s reconsideration motion.  The Court declined to strike its prior requirement that IBM produce documents from the files of the 3,000 individuals who made the most contributions and changes to the development of AIX and Dynix.  The Court reiterated its requirement that IBM produce programmer’s notes, design documents, white papers, comments and notes, contact information, specific changes made to code, and all relevant non-privileged documents from the files of the 100 individuals who made the most contributions and changes to the development of AIX and Dynix; ordered IBM to provide a privilege log for any documents withheld from the files of those 100 individuals; and required IBM to comply within 90 days.  The Court deferred the remainder of IBM’s required production pending our review of the above-described discovery.  The Court also reiterated that IBM is required to produce all non-public Linux contribution information and directed IBM to produce all such information within 75 days.

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

Additional discovery motions that we have filed are also pending before the Court.  On January 12, 2005, we filed its Motion to Compel IBM to produce IBM CEO Samuel J. Palmisano for Deposition.  The parties have fully briefed this motion, and the Court heard argument on that motion on April 21, 2005.  The Court took the matter under advisement.  The parties have also now fully briefed our December 23, 2004 Renewed Motion to Compel Discovery, which seeks to compel IBM’s compliance with prior Court orders relating to IBM’s obligation to produce (1) all documents pertaining to Linux from the files of high-level IBM executives and board members; and (2) to compel IBM to produce witnesses to testify on several topics in two deposition notices that SCO has served on IBM.  The Court has not set a hearing date for this motion.

In addition to the materials that have been publicly filed with the Court, certain information has been filed under seal in accordance with the protective order entered in the case.  On November 30, 2004, a third party moved to intervene in the case for the purpose of challenging the sealing of certain documents filed with the Court, and additional groups subsequently joined in that motion.  Following argument on April 26, 2005, by Order dated April 28, 2005, the Court denied the intervention motion.  In its Order, the Court set forth various procedures to minimize the risk that documents would be improperly filed under seal.

We have also filed a motion for leave to file a third amended complaint in order to assert an additional copyright claim against IBM in the case.  The Court heard argument on that fully briefed motion on April 21, 2005 and took the matter under advisement.

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

Discovery is continuing in the case.  We are reviewing that discovery and currently anticipate that we will seek to amend our complaint in the near future in order to assert additional claims against IBM.

AutoZone, Inc.

On or about March 2, 2004, we brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of our UNIX copyrights through its use of Linux.  The lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V.  The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  In response to AutoZone’s motion to transfer the case to Tennessee or stay the case, the federal court in Nevada granted AutoZone’s motion to stay the case, with 90-day status reports to the court, and denied without prejudice AutoZone’s motion to transfer the case to Tennessee.  The federal court allowed the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief which discovery was concluded in May 2005.

We have concluded the initial discovery allowed by the court and filed our report with the court on May 27, 2005.  Contrary to AutoZone’s own statements to the court, we found through discovery, including depositions and other admissions of AutoZone, many instances of copying of programs containing SCO OpenServer code.  AutoZone has represented that it has now removed all of the SCO code and proprietary information it copied or used in its migration to Red Hat Linux.  Because AutoZone represents it has removed or otherwise is not using SCO code and proprietary information, we currently do not intend to move for a preliminary injunction.  AutoZone does not admit that it violated our rights or caused us damage in that migration process, which are still points of dispute between the parties.  Given the stay issued by the Court in the case, we reserve the right to pursue infringement and damages in the future based on these issues and other issues stayed by the Court.

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

ITEM 5.            OTHER INFORMATION

One December 8, 2004, our board of directors adopted The SCO Group Employee Incentive Bonus Program for fiscal year 2005, which subsequently was ratified and approved by the compensation committee of our board of directors (the “Bonus Program”).  Pursuant to the Bonus Program, all employees, including the executive officers identified in the table below, other than certain sales employees, may earn quarterly cash bonuses.

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

The bonus payments made to our executive officers for the quarter ended January 31, 2005 were as follows:

Name	Bonus for Q1 2005
Darl C. McBride President and Chief Executive Officer	$47,071
Bert B. Young Chief Financial Officer	$17,255
Chris Sontag Senior Vice President, Business Development	$16,240

Jeff Hunsaker Senior Vice President and General Manager, UNIX Division	$16,240
Ryan E. Tibbitts General Counsel and Corporate Secretary	$14,718
TOTALS	$111,524

                This description of the Bonus Program is subject to, and qualified in its entirety by, the The SCO Group Employee Incentive Bonus Program for fiscal year 2005 attached to the January 31, 2005 Form 10-Q as Exhibit 10.1.

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

Date: June 2, 2005	THE SCO GROUP, INC.

	By:	/s/ Bert Young
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