Form 10-Q
period 2005-07-31
SCO GROUP INC
filed 2005-09-13
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of September 8, 2005, there were 18,037,735 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of July 31, 2005 and October 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended July 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2005 and 2004
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
Signatures

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 31,	October 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,526	$12,693
Restricted cash	4,004	8,283
Available-for-sale securities	6,076	18,756
Accounts receivable, net of allowance for doubtful accounts of $109 and $136, respectively	4,947	6,638
Other current assets	2,376	1,870
Total current assets	23,929	48,240

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,183	2,991
Leasehold improvements	389	406
Furniture and fixtures	96	103
	2,668	3,500
Less accumulated depreciation and amortization	(2,090)	(2,851)
Net property and equipment	578	649

OTHER ASSETS:
Intangibles, net	3,383	5,413
Other assets	1,118	1,098
Total other assets	4,501	6,511

Total assets	$29,008	$55,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,337	$7,854
Payable to Novell, Inc.	425	3,283
Accrued compensation to law firms	—	7,956
Accrued payroll and benefits	2,270	3,369
Accrued liabilties	3,179	3,855
Deferred revenue	4,021	4,877
Other royalties payable	311	354
Income taxes payable	1,323	1,279
Total current liabilities	12,866	32,827

OTHER LONG-TERM LIABILITIES	340	343

COMMITMENTS AND CONTINGENCIES (Note 5)

COMMON STOCK SUBJECT TO RESCISSION (Note 6)	1,104	528

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 18,327 and 17,956 shares outstanding, respectively	18	18
Additional paid-in capital	246,652	246,273
Common stock held in treasury - 290 shares	(2,414)	(2,414)
Warrants outstanding	1,099	1,099
Deferred compensation	—	(22)
Accumulated other comprehensive income	854	964
Accumulated deficit	(231,511)	(224,216)
Total stockholders’ equity	14,698	21,702

Total liabilities and stockholders’ equity	$29,008	$55,400

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUE:
Products	$7,953	$8,929	$23,095	$27,056
SCOsource licensing	32	678	132	709
Services	1,368	1,598	4,249	4,969
Total revenue	9,353	11,205	27,476	32,734

COST OF REVENUE:
Products	695	741	1,902	2,364
SCOsource licensing	3,085	7,396	9,467	15,486
Services	700	878	2,195	3,273
Total cost of revenue	4,480	9,015	13,564	21,123

GROSS MARGIN	4,873	2,190	13,912	11,611

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $0, $15, $14, and $61, respectively)	2,935	4,233	8,835	13,952
Research and development (exclusive of stock-based compensation of $0, $12, $8, and $36, respectively)	1,940	2,592	6,137	8,167
General and administrative (exclusive of stock-based compensation of $0, $243, $0, and $771, respectively)	1,647	1,889	5,446	5,793
Loss on impairment of long-lived assets	—	—	—	2,139
Severance and exit costs	—	—	—	682
Amortization of intangibles	593	593	1,779	1,973
Stock-based compensation	—	270	22	868
Total operating expenses	7,115	9,577	22,219	33,574

LOSS FROM OPERATIONS	(2,242)	(7,387)	(8,307)	(21,963)

EQUITY IN INCOME (LOSS) OF AFFILIATE	(19)	41	51	115

OTHER INCOME (EXPENSE):
Interest income	122	186	257	698
Change in fair value of derivative	—	—	—	5,924
Other income (expense), net	(149)	(87)	1,025	(338)
Total other income (expense), net	(27)	99	1,282	6,284

LOSS BEFORE INCOME TAXES	(2,288)	(7,247)	(6,974)	(15,564)

PROVISION FOR INCOME TAXES	(84)	(176)	(321)	(1,270)

NET LOSS	(2,372)	(7,423)	(7,295)	(16,834)

CONTRIBUTIONS FROM (DIVIDENDS ON) REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	14,924	—	7,123

NET INCOME ATTRIBUTABLE (LOSS APPLICABLE) TO COMMON STOCKHOLDERS	$(2,372)	$7,501	$(7,295)	$(9,711)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.13)	$0.49	$(0.41)	$(0.67)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.13)	$0.38	$(0.41)	$(0.67)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	17,993	15,242	17,885	14,389
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	17,993	19,912	17,885	14,389

OTHER COMPREHENSIVE LOSS
Net loss	$(2,372)	$(7,423)	$(7,295)	$(16,834)
Unrealized gain (loss) on available-for-sale securities, net of tax	5	(42)	14	(160)
Foreign currency translation adjustment, net of tax	(128)	(132)	(124)	16
COMPREHENSIVE LOSS	$(2,495)	$(7,597)	$(7,405)	$(16,978)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2005	2004
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,295)	$(16,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $251 and $253 classified as cost of SCOsource licensing revenue)	2,030	2,223
Depreciation and amortization	271	629
Stock-based compensation	22	868
Loss on impairment of long-lived assets	32	2,139
Equity in income of affiliates	(51)	(115)
Change in fair value of derivative	—	(5,924)
Changes in operating assets and liabilities:
Restricted cash	1,421	—
Accounts receivable, net	1,691	3,328
Other current assets	(506)	(16)
Other assets	31	(204)
Accounts payable	(6,517)	(153)
Accrued payroll and benefits	(1,099)	(1,677)
Compensation to law firms	(7,956)	(2,600)
Accrued liabilities	(676)	6,995
Deferred revenue	(856)	435
Other royalties payable	(43)	(352)
Taxes payable	44	562
Other long-term liabilities	(3)	(7)
Net cash used in operating activities	(19,460)	(10,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(233)	(331)
Purchase of available-for-sale securities	(8,224)	(53,520)
Proceeds from available-for-sale securities	20,904	20,010
Purchase of minority interest in Japanese subsidiary	—	(209)
Net cash provided by (used in) investing activities	12,447	(34,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	720	810
Proceeds from exercise of common stock options	235	591
Offering costs incurred in connection with Series A-1 issuance	—	(211)
Repurchase and retirement of Series A-1 convertible preferred stock	—	(13,000)
Purchase of common stock	—	(2,414)
Net cash provided by (used in) financing activities	955	(14,224)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,058)	(58,977)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(109)	131
CASH AND CASH EQUIVALENTS, beginning of period	12,693	64,428
CASH AND CASH EQUIVALENTS, end of period	$6,526	$5,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$259	$652

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Increase in common stock subject to rescission	$576	$557

Dividend in connection with exchange of Series A-1 Convertible Preferred Stock for Series A Convertible Preferred Stock	$—	$6,305

Accretion of dividends	$—	$2,047

Capital contribution in connection with repurchase and cancellation of Series A-1 Convertible Preferred Stock	$—	$(15,475)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchisees of Fortune 1000 companies. In January 2003, the Company established its SCOsource business and launched its first of several SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001.

During the nine months ended July 31, 2005, the Company used cash of $19,460,000 in its operating activities. The majority of this cash was used to pay accounts payable, accrued compensation to law firms and liabilities related to the Company’s intellectual property litigation. As of July 31, 2005, the Company had a total of $12,602,000 in cash and cash equivalents and available-for-sale securities and an additional $4,004,000 in restricted cash, of which $3,579,000 is designated to be used as payments for experts, consultants and other expenses in the SCO Litigation (as defined herein). As a result of the Engagement Agreement between the Company and the law firms representing it in its intellectual property rights, the Company anticipates using cash of approximately $3,250,000 in the defense of its intellectual property litigation during the three months ending October 31, 2005. The Company expects that its UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover the costs of its UNIX business as well as its internal costs for its SCOsource initiatives and believes that it will have sufficient cash resources to fund its operations through at least October 31, 2005.

In the event that cash required to fund operations and strategic initiatives exceeds the Company’s current cash resources and cash generated from operating activities, the Company will be required to reduce costs or raise additional capital. The Company may not be able to reduce costs in a manner that does not impair its ability to maintain its UNIX business and pursue its SCOsource initiatives. The Company also may have difficulty raising capital. If additional equity financing is available, it may not be available to the Company on attractive terms and may be dilutive to the Company’s existing stockholders. In addition, if the Company’s stock price declines, it may not be able to access the public equity markets on acceptable terms, if at all. The Company’s ability to effect acquisitions for stock would also be impaired.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company’s critical accounting policies and estimates include, among others, revenue recognition, allowances for doubtful accounts receivable, severance and exit costs, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9. The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to resellers, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) revenue from its SCOsource initiatives.

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

The Company’s SCOsource revenue to date has been primarily generated from agreements to utilize the Company’s UNIX source code as well as from intellectual property compliance agreements. The Company recognizes revenue from SCOsource agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred. If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.

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

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation,” requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value for the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model.

With respect to stock options and restricted stock awards granted and shares purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) during the three and nine months ended July 31, 2005 and 2004, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Risk-free interest rate	4.1%	3.1%	3.7%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	47.1%	87.6%	65.0%	84.2%
Expected exercise life (in years)	2.7	2.9	2.7	3.0

For purposes of the pro forma disclosure, the estimated fair value of stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award. The following is the pro forma disclosure and the related impact on net income (loss) to common stockholders and the net income (loss) to common stockholders per basic and diluted common share for the three and nine months ended July 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders:
As reported	$(2,372)	$7,501	$(7,295)	$(9,711)
Add back: Stock-based compensation included in reported net loss	—	270	22	868
Deduct: Stock-based compensation under fair value method	(569)	(416)	(1,166)	(1,699)
Pro forma net income (loss) applicable to common stockholders	$(2,941)	$7,355	$(8,439)	$(10,542)
Net income (loss) applicable to common stockholders per basic common share:
As reported	$(0.13)	$0.49	$(0.41)	$(0.67)
Pro forma	$(0.16)	$0.48	$(0.47)	$(0.73)
Net income (loss) applicable to common stockholders per diluted common share:
As reported	$(0.13)	$0.38	$(0.41)	$(0.67)
Pro forma	$(0.16)	$0.37	$(0.47)	$(0.73)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations and comprehensive loss. The accounting provisions of SFAS No. 123R are effective for the Company’s first fiscal year beginning after July 1, 2005, which will require the Company to adopt SFAS No. 123R for the three months ending January 31, 2006.

The above disclosure for the three and nine months ended July 31, 2005 and 2004 shows the pro forma net loss and net loss per common share as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. The Company is in the process of determining whether the adoption of SFAS No. 123R will result in future amounts that are similar to the pro forma disclosure above under SFAS No. 123, and adoption of SFAS No. 123R could have a material impact on the Company’s results of operations.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $2,515,000 and $2,633,000 as of July 31, 2005 and October 31, 2004, respectively. Cash was $4,011,000 and $10,060,000 as of July 31, 2005 and October 31, 2004, respectively.

Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of accumulated other comprehensive income. Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.

Available-for-sale securities totaled $6,076,000 as of July 31, 2005 and consisted of government agency securities and corporate notes. Any available-for-sale securities in an unrealized loss position as of July 31, 2005 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

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

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended July 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Numerator:
Net income attributable (loss applicable) to common stockholders	$(2,372)	$7,501	$(7,295)	$(9,711)
Denominator:
Weighted average common basic shares outstanding	17,993	15,242	17,885	14,389
Convertible preferred stock	—	2,657	—	—
Stock options	—	1,740	—	—
Restricted stock	—	125	—	—
Warrants	—	148	—	—
Weighted average diluted common shares outstanding	17,993	19,912	17,885	14,389
Basic EPS	$(0.13)	$0.49	$(0.41)	$(0.67)
Diluted EPS	$(0.13)	$0.38	$(0.41)	$(0.67)

Excluded anti-dilutive common share equivalents	3,982	998	3,982	397

The excluded anti-dilutive common share equivalents are not included in the computation of Diluted EPS as their inclusion would be anti-dilutive to the net loss per common share.

Income Taxes

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in its year ending October 31, 2005. The Company does not believe that it will have any foreign earnings repatriation under the AJCA during the year ending October 31, 2005.

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

Reclassifications

Certain reclassifications have been made to prior periods’ amounts to conform to the current period presentation. The reclassifications had no effect on net income (loss) for the prior periods.

(3) INTANGIBLE ASSETS

The following table shows the activity related to amortizable intangible assets for the nine months ended July 31, 2005 as well as the remaining unamortized balances as of July 31, 2005 (in thousands):

	As of October 31, 2004	Nine Months Ended July 31, 2005		As of July 31, 2005
		Amortization	Impairment
	Net Book Value	Expense	Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$4,636	$(1,739)	$—	$2,897
Acquired technology	673	(252)	—	421
Trade name	104	(39)	—	65
Total intangible assets	$5,413	$(2,030)	$—	$3,383

Of the $2,030,000 in amortization expense, $1,779,000 was classified as amortization of intangible assets in operating expenses and the remaining $251,000 was classified as cost of SCOsource licensing revenue.

(4) INVESTMENTS

Sale of Troll Tech Shares

In December 1999, the Company and The Canopy Group, Inc. (“Canopy”), a former holder of the Company’s common stock, entered into an agreement with Troll Tech AS (“Troll Tech”) and its stockholders. Pursuant to the agreement, the Company acquired shares of Troll Tech in exchange for shares of the Company, and Canopy acquired shares of Troll Tech in exchange for $1,000,000. The Company recorded its investment in Troll Tech’s common stock at $400,000, based on the cash price per share paid by Canopy. The Company determined that the cash price per share paid by Canopy was the most reliable evidence of the value of Troll Tech’s common stock. During the year ended October 31, 2001, management determined that the carrying value of the investment in Troll Tech of $400,000 would most likely not be recoverable, and the investment was written down to $0.

During the three months ended April 30, 2005, the Company received notice from Troll Tech that a third-party investor was interested in acquiring the Company’s shares of Troll Tech. On March 14, 2005, the Company received proceeds of $779,100 for the Troll Tech shares. The Company accounted for the sale and proceeds of the Troll Tech shares in the three months ended April 30, 2005 when it received the proceeds from the shares. All amounts related to the book value of the shares had been written off during the year ended October 31, 2001, and the Company recorded the proceeds received as a component of other income in its statement of operations and comprehensive loss for the nine months ended July 31, 2005.

(5) COMMITMENTS AND CONTINGENCIES

Litigation

The following includes updated information relating to certain of the Company’s material legal proceedings as previously reported in the Company’s annual report on Form 10-K for the year ended October 31, 2004, and previously updated in the Company’s quarterly reports on Form 10-Q for the three-month periods ended January 31, 2005 and April 30, 2005.

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

Following a hearing on October 19, 2004, on January 19, 2005, the United States Magistrate Judge overseeing discovery in the case issued an order granting in part and denying in part discovery applications that the Company had made. The Court ordered IBM to produce much of the information, including source code, revision information, and programmer- contribution information, that the Company had previously requested. The Court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order to the Court, which the parties did. The District Court heard argument on the proposed schedules on April 21, 2005. On July 1, 2005, the Court issued a revised scheduling order establishing, among other things, discovery and motion deadlines over the next 18 months with a five-week jury trial to commence on February 26, 2007.

In response to the Magistrate Court’s Order, IBM filed on February 11, 2005, a Motion for Reconsideration of the portion of the January 19 Order that required IBM to produce programmer-contribution information for 3,000 people. IBM also filed, on March 9, 2005, a Motion for a 45-day Extension of Time to Comply with the Court’s January 19 Order as it applies to materials that were not the subject of IBM’s above-referenced Motion for Reconsideration. On March 16, 2005, the Court granted the extension and entered an order requiring IBM to produce those materials by May 3, 2005. With respect to the materials covered by IBM’s Motion for Reconsideration, the Court granted IBM’s request to stay its discovery obligations pending the Court’s resolution of its motion.

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

On January 12, 2005, the Company filed its Motion to Compel IBM to produce IBM CEO Samuel J. Palmisano for Deposition. The Court heard argument on that motion on April 21, 2005. On July 1, 2005, the Court issued an order granting the Company’s motion and ordered IBM to produce Mr. Palmisano for a four-hour deposition in New York. The Court found that Mr. Palmisano could have unique personal knowledge related to the claims in the case.

The parties have also now fully briefed the Company’s December 23, 2004 Renewed Motion to Compel Discovery, which seeks to compel IBM’s compliance with prior Court orders relating to IBM’s obligation (1) to produce all documents pertaining to Linux from the files of high-level IBM executives and board members; and (2) to produce witnesses to testify on several topics in two deposition notices that SCO has served on IBM. The Court has not set a hearing date for this motion.

On September 6, 2005, the Company filed a renewed motion to compel IBM to produce information relating to IBM’s work on the source code that IBM contributed to Linux where such information is in IBM’s hands and not publicly available.

In addition to the materials that have been publicly filed with the Court, certain information has been filed under seal in accordance with the protective order entered in the case. On November 30, 2004, a third party moved to intervene in the case for the purpose of challenging the sealing of certain documents filed with the Court, and additional groups subsequently joined in that motion. Following argument on April 26, 2005, by Order dated April 28, 2005, the Court denied the intervention motion. In its Order, the Court set forth various procedures to minimize the risk that documents would be improperly filed under seal. The parties have since directed the Clerk of the Court to unseal numerous previously sealed filings.

The Company also filed a motion for leave to file a third amended complaint in order to assert an additional copyright claim against IBM in the case. The Court heard argument on that fully briefed motion on April 21, 2005, and took the matter under advisement. In its July 1 order, the Court denied the Company’s motion. The Court first allowed IBM to narrow the scope of its

Ninth Counterclaim, and having done so concluded that SCO’s proposed new claim would expand the litigation and delay its resolution. The Court also opined that it appears that the Company or its predecessor-in-interest either knew or should have known about the conduct at issue in the new claim before the Company filed its original Complaint. The Company therefore will not pursue additional copyright remedies in this case regarding IBM’s alleged misuse of the Company’s code in its AIX product as set forth in the proposed amended complaint. The Company has explained in briefing and argument before the Court, however, that the predicate facts of the proposed copyright claim are already in the case as part of other claims.

Discovery is continuing in the case and the Company is reviewing that discovery.

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. (“Red Hat”) filed a complaint against the Company. The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the court denied the Company’s motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the Court denied on March 31, 2005. The Company intends to vigorously defend this action. In the event the stay is lifted and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat.

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

Novell has filed a second motion to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law. The Court heard the argument on the motion on May 25, 2005. On June 27, 2005, the Court issued an order denying Novell’s motion. On July 29, 2005, Novell filed its Answer and Counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the Asset Purchase Agreement between Novell and the Company’s predecessor-in-interest, The Santa Cruz Operation, Inc. (now Tarantella, Inc.), for slander of title, restitution/unjust enrichment, and accounting, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. By stipulation of the parties and approval of the Court, the Company’s response to Novell’s Answer and Counterclaims was due and filed on September 12, 2005.

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

Grants of Unregistered Stock Options; Potential Interest and Penalties Related to Rescission Rights

The Company believes certain shares and options granted under its 1998 Stock Option Plan, 1999 Omnibus Stock Option Plan, the ESPP, 2002 Omnibus Stock Incentive Plan, and 2004 Omnibus Stock Incentive Plan (collectively, the “Equity Compensation Plans”) were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of California, Utah and possibly other states. As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations. Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions. On July 28, 2005, the Company filed a registration statement on Form S-1 with the SEC to register the repurchase by the Company of approximately 313,000 shares issued under the ESPP from current or former participants in the ESPP. As of the date of the filing of this quarterly report on Form 10-Q, the SEC has not declared the Form S-1 registration statement effective.

The Company believes certain of its stock option grants made since February 2003 may have also violated applicable securities laws in California, Georgia and possibly other states even though holders have not exercised such options. Because the options in question have not been exercised, no amounts are recorded in permanent equity. The Company has not included in its proposed registration statement on Form S-1 the repurchase of shares to be issued upon the exercise of these stock options. Since any loss may be considered reasonably possible but not estimable, the Company has not recorded a liability for this contingency.

The Company may also be required to pay interest and penalties up to statutory limits in connection with plan participants making rescission claims. The Company believes that it is reasonably possible that it may be required to pay interest and penalties, but it is not able to estimate an amount.

(6) COMMON STOCK SUBJECT TO RESCISSION

As described in Note 5, certain participants in the Equity Compensation Plans have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company be classified outside of permanent equity. The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control. Consequently, common stock subject to rescission is classified as temporary equity. If the Company’s rescission offer becomes effective and is accepted by plan participants holding shares acquired under the ESPP or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or other plan participants otherwise make rescission claims against the Company, the Company could be required to make aggregate payments to all such plan participants of up to $1,104,000, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of July 31, 2005.

Upon the completion of the Company’s rescission offer or if plan participants otherwise exercise rescission rights, any amounts the Company may pay to plan participants, excluding interest and other possible charges, will be deducted from common stock subject to rescission, and, in the event a plan participant declines a rescission offer or otherwise is determined to no longer have a rescission right, any remaining amounts recorded to common stock subject to rescission will be recorded as permanent equity.

(7) STOCKHOLDERS’ EQUITY

Stock Options

During the three and nine months ended July 31, 2005, the Company granted options to purchase 321,000 and 952,000 shares of common stock with an average exercise price of $3.93 and $4.44, respectively, per share. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the three and nine months ended July 31, 2005, options to purchase approximately 17,000 and 159,000 shares of common stock were exercised with an average exercise price of $1.79 and $1.48, respectively, per share. As of July 31, 2005, there were approximately 3,722,000 stock options outstanding with a weighted average exercise price of $4.25 per share.

Change in Control Agreements

On December 10, 2004, the Company entered into Change in Control Agreements (each, a “Change in Control Agreement”) with the following executive officers: Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”). Each Change in Control Agreement is effective as of December 10, 2004.

Pursuant to the terms of each Change in Control Agreement, the Officer agrees that he or she will not voluntarily leave the employ of the Company in the event any individual, corporation, partnership, company or other entity takes certain steps to effect a Change in Control (as defined in the Change in Control Agreement) of the Company, until the attempt to effect a Change in Control has terminated, or until a Change in Control occurs.

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

The adoption of the Change in Control Agreements allows for accelerated vesting on all outstanding shares of common stock and represents a modification to the underlying stock option award. In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company has calculated the total intrinsic value of the awards of $2,012,000, which represents the value of the awards that were subject to the acceleration. During the three and nine months ended July 31, 2005, this amount had not been recorded in the condensed consolidated financial statements as an event to trigger the acceleration was not considered probable.

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

Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004, and will be distributed to holders of subsequently issued shares of common stock. The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock. The value of the purchase rights is immaterial as of July 31, 2005.

Transfer of Stock Ownership by The Canopy Group to Ralph J. Yarro III

Effective March 11, 2005, The Canopy Group (“Canopy”) transferred all of its shares of the Company’s common stock to Ralph J. Yarro III, the Chairman of the Company’s Board of Directors.

(8) CONCENTRATION OF RISK

As of July 31, 2005 and October 31, 2004, the Company had no customers who made up more than 10 percent of the ending accounts receivable balance.

During the three and nine months ended July 31, 2005 and 2004, no single customer accounted for more than 10 percent of total revenue.

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

In late November 2004, the Company entered into discussions with Vintela with respect to the cancellation of the Marketing Agreement and repayment of the Note. It was later agreed that once Vintela had received funding from an outside third party, the Company would forego any interest charges on the promissory note in return for an immediate payment of the $500,000. On December 9, 2004, the Company received the $500,000 payment from Vintela and forgave the outstanding interest charges associated with the promissory note.

At the time the promissory note was executed, the Company had no recorded basis in the Assigned Software. Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt concerning the ability of C7 to repay the debt as they were not profitable and being funded by Canopy, no gain was recognized by the Company until payment was received on December 9, 2004. The Company recorded the $500,000 received as a component of other income in its statement of operations and comprehensive loss for the nine months ended July 31, 2005.

(10) SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s segments: UNIX and SCOsource. Both segments are based on the Company’s UNIX intellectual property. The UNIX business sells and distributes UNIX products and services through an extensive distribution channel and to corporate end-users and the SCOsource busness enforces and protects the Company’s UNIX intellectual property.

Segment disclosures for the Company are as follows for the three and nine months ended July 31, 2005 (in thousands):

	Three Months Ended July 31, 2005
	UNIX	SCOsource	Total

Revenue	$9,321	$32	$9,353
Cost of revenue	1,395	3,085	4,480
Gross margin (deficit)	7,926	(3,053)	4,873
Sales and marketing	2,935	—	2,935
Research and development	1,843	97	1,940
General and administrative	1,556	91	1,647
Other	593	—	593
Total operating expenses	6,927	188	7,115
Income (loss) from operations	$999	$(3,241)	$(2,242)

	Three Months Ended July 31, 2004
	UNIX	SCOsource	Total

Revenue	$10,527	$678	$11,205
Cost of revenue	1,619	7,396	9,015
Gross margin (deficit)	8,908	(6,718)	2,190
Sales and marketing	3,740	493	4,233
Research and development	2,361	231	2,592
General and administrative	1,761	128	1,889
Other	863	—	863
Total operating expenses	8,725	852	9,577
Income (loss) from operations	$183	$(7,570)	$(7,387)

	Nine Months Ended July 31, 2005
	UNIX	SCOsource	Total

Revenue	$27,344	$132	$27,476
Cost of revenue	4,097	9,467	13,564
Gross margin (deficit)	23,247	(9,335)	13,912
Sales and marketing	8,681	154	8,835
Research and development	5,838	299	6,137
General and administrative	5,094	352	5,446
Other	1,801	—	1,801
Total operating expenses	21,414	805	22,219
Income (loss) from operations	$1,833	$(10,140)	$(8,307)

	Nine Months Ended July 31, 2004
	UNIX	SCOsource	Total

Revenue	$32,025	$709	$32,734
Cost of revenue	5,637	15,486	21,123
Gross margin (deficit)	26,388	(14,777)	11,611
Sales and marketing	12,868	1,084	13,952
Research and development	7,838	329	8,167
General and administrative	5,643	150	5,793
Other	5,662	—	5,662
Total operating expenses	32,011	1,563	33,574
Loss from operations	$(5,623)	$(16,340)	$(21,963)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of July 31, 2005 and October 31, 2004 (in thousands):

	July 31, 2005	October 31, 2004
Intangible assets:
UNIX (reseller channel and trade name)	$2,962	$4,740
SCOsource (UNIX technology)	421	673
Total intangible assets	$3,383	$5,413

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our annual report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission, including the audited financial statements and management’s discussion and analysis contained therein. All information presented herein is based on the three and nine months ended July 31, 2005. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historical Background. We originally incorporated as Caldera Systems, Inc., a Utah corporation (“Caldera Systems”), and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, we completed an initial public offering of our common stock. On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation (now Tarantella, Inc.). In connection with this acquisition, Caldera Systems became a wholly owned subsidiary of Caldera International, Inc. Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International, Inc. On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc. As used herein, “we,” “us” and the “Company” refer to The SCO Group, Inc.

Recent Developments. As described elsewhere in this Form 10-Q, we issued certain shares and granted certain options under our 1998 Stock Option Plan, our 1999 Omnibus Stock Incentive Plan, the 2000 Employee Stock Purchase Plan (the “ESPP”), our 2002 Omnibus Stock Incentive Plan, and our 2004 Omnibus Stock Incentive Plan (collectively, the “Equity Compensation Plans”) without complying with registration or qualification requirements under federal securities laws or the securities laws of California, Utah and possibly other states. As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations. We are currently in the process of preparing a rescission offer for participants in the ESPP entitled to rescission rights, subject to obtaining required regulatory approvals. On July 28, 2005, we filed a registration statement on Form S-1 with the SEC to register our repurchase of approximately 313,000 shares issued under the ESPP from current or former participants in the ESPP. As of the date of the filing of this quarterly report on Form 10-Q, the SEC has not declared the Form S-1 registration statement effective. If our potential rescission offer is made and accepted by all plan participants holding certain ESPP shares, or participants in the Equity Compensation Plans otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $1,104,000. This amount is based on shares issued pursuant to the ESPP and shares issued upon the exercise of stock options that have been retained by plan participants as of July 31, 2005 and excludes interest and other charges we may be required to pay since any loss is considered reasonably possible but not estimable. We may face additional rescission liability to plan participants holding unexercised stock options in California, Georgia and possibly other states, and regulatory authorities also may require us to pay fines or impose other sanctions on us.

Business Focus

We generate revenue from sales of products and services from our UNIX business and from sales of SCOsource intellectual property (“IP”) agreements and vendor licenses from our SCOsource business.

UNIX Business. Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX software technology for distributed, embedded and network-based systems. Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners which includes distributors and independent solution providers. We have a presence in a number of countries that provide support and services to customers and resellers. The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.

We access these corporations through their information technology or purchasing departments with our Area Sales Managers (“ASMs”) in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”). Our sales of UNIX products and services during the last several quarters have been primarily to pre-existing UNIX customers and not newly acquired customers. Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.

The following table shows the operating results of the UNIX business for the three and nine months ended July 31, 2005 and 2004 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Revenue	$9,321	$10,527	$27,344	$32,025
Cost of revenue	1,395	1,619	4,097	5,637
Gross margin	7,926	8,908	23,247	26,388
Sales and marketing	2,935	3,740	8,681	12,868
Research and development	1,843	2,361	5,838	7,838
General and administrative	1,556	1,761	5,094	5,643
Other	593	863	1,801	5,662
Total operating expenses	6,927	8,725	21,414	32,011
Income (loss) from operations	$999	$183	$1,833	$(5,623)

Revenue from our UNIX business decreased by $1,206,000, or 11 percent, for the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and decreased by $4,681,000, or 15 percent, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. The revenue from this business has been declining over the last several quarters primarily as a result of increased competition from alternative operating systems, particularly Linux. If revenue from our UNIX business declines and our UNIX business is unable to generate positive cash flow, our results of operations will be adversely impacted.

In an effort to attain profitability in our UNIX business, we have decreased our operating costs and streamlined our operations. Operating costs for our UNIX business decreased from $8,725,000 for the three months ended July 31, 2004 to $6,927,000 for the three months ended July 31, 2005 and decreased from $32,011,000 for the nine months ended July 31, 2004 to $21,414,000 for the nine months ended July 31, 2005. These cost reductions have primarily been attributable to reduced headcount, continued operational efficiencies generated in our UNIX business, the elimination of certain write-offs and severance and exit costs, as well as from the consolidation of certain facilities.

In our UNIX business, we have reduced the number of full-time equivalent employees from 224 as of July 31, 2004, to 163 as of July 31, 2005. We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence. Based on our cost-cutting actions, we anticipate that our UNIX business will continue to generate income from operations and positive cash flow for the three months ending October 31, 2005.

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

An important initiative for our UNIX business for the year ending October 31, 2005 was the release of the next major upgrade to our OpenServer product, OpenServer 6, which was completed in June 2005. OpenServer 6 provides increased system reliability, backward compatibility with existing applications and software, increased application and hardware support, integration with widely used internet applications and increased system performance. We anticipate that these enhancements will not have a direct impact on our short-term OpenServer revenue because of the long adoption cycle for new operating system purchases and our long operating system product sales cycle, but we believe that they will help prolong our OpenServer revenue stream for future quarters.

SCOsource Business. During the year ended October 31, 2003, we became aware that our UNIX code and derivative works had been inappropriately included in the Linux operating system. We believe the inclusion of our UNIX code and derivative works in Linux has been a major contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system but pay only minimal fees, if any, for service and maintenance. The Linux operating system competes directly with our UNIX products and has taken significant market share from these products.

In an effort to protect our UNIX intellectual property, we initiated our SCOsource business. The initiatives of this business include seeking to enter into license agreements with UNIX vendors and offering SCOsource IP agreements to Linux and other end users allowing them to continue to use our UNIX source code and derivative works found in Linux. We believe that our SCOsource revenue opportunities have been adversely impacted by our outstanding dispute with Novell over our UNIX copyright ownership, which may have caused many potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

The following table shows the operating results of the SCOsource business for the three and nine months ended July 31, 2005 and 2004 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Revenue	$32	$678	$132	$709
Cost of revenue	3,085	7,396	9,467	15,486
Gross deficit	(3,053)	(6,718)	(9,335)	(14,777)
Sales and marketing	—	493	154	1,084
Research and development	97	231	299	329
General and administrative	91	128	352	150
Total operating expenses	188	852	805	1,563
Loss from operations	$(3,241)	$(7,570)	$(10,140)	$(16,340)

Revenue from our SCOsource business decreased from $678,000 for the three months ended July 31, 2004 to $32,000 for the three months ended July 31, 2005 and decreased from $709,000 for the nine months ended July 31, 2004 to $132,000 for the nine months ended July 31, 2005. Revenue in the above-mentioned periods was primarily attributable to sales of our SCOsource IP agreements. Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource revenue.

This uncertainty represents a significant risk and challenge for us, both in the short and long term. If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter. Our SCOsource initiatives are unlikely to produce a stable or predictable revenue stream for the foreseeable future. We are unlikely to generate significant revenue from our SCOsource business unless and until we prevail in our litigation with IBM, Red Hat, Novell, Daimler Chrysler and AutoZone (the “SCO Litigation”). Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

Cost of revenue, which primarily includes legal and professional fees incurred in connection with the SCO Litigation, decreased from $7,396,000 in the three months ended July 31, 2004 to $3,085,000 in the three months ended July 31, 2005 and decreased from $15,486,000 in the nine months ended July 31, 2004 to $9,467,000 in the nine months ended July 31, 2005. The decrease in cost of revenue is primarily attributable to our modified fee agreement with the law firms (the “Law Firms”) representing us in the SCO Litigation that has significantly reduced our ongoing and future operating expenses. Operating expenses for sales and marketing, research and development and general and administrative decreased in the three and nine months ended July 31, 2005 from the three and nine months ended July 31, 2004, which was primarily attributable to decreased personnel and related costs.

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

•                              Severance and exit costs;

•                              Impairment of long-lived assets; and

•                              Allowance for doubtful accounts.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9. Revenue recognition in accordance with these pronouncements is complex due to the nature and variability of our sales transactions. We recognize products revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

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

Severance and Exit Costs. Since the year ended October 31, 2001, we have undertaken significant restructuring activities to reduce our ongoing cost of operations. All restructurings that occurred prior to the year ended October 31, 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For restructuring activities initiated beginning with the year ended October 31, 2003, we have accounted for the one-time termination benefits, contract termination costs and other associated costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Other severance benefits have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.”

Each restructuring has required us to make estimates and assumptions related to losses on vacated facilities, provisions for termination benefits, outplacement costs and other costs. Pursuant to the relevant accounting literature, we may record an accrual for amounts associated with a restructuring that are not paid in the current period. We regularly evaluate the adequacy of the accruals based on changes in estimates. We may incur future charges for new restructuring activities. As of July 31, 2005, we did not have any amounts accrued for severance and exit costs.

Impairment of Long-lived Assets. We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

If the operating trends for our UNIX or SCOsource businesses decline, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

Allowance for Doubtful Accounts. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the last three fiscal years. Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $109,000 as of July 31, 2005. Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the three and nine months ended July 31, 2005 and 2004 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Statement of Operations Data:

Revenue:
Products	$7,953	$8,929	$23,095	$27,056
SCOsource licensing	32	678	132	709
Services	1,368	1,598	4,249	4,969
Total revenue	9,353	11,205	27,476	32,734
Cost of revenue:
Products	695	741	1,902	2,364
SCOsource licensing	3,085	7,396	9,467	15,486
Services	700	878	2,195	3,273
Total cost of revenue	4,480	9,015	13,564	21,123
Gross margin	4,873	2,190	13,912	11,611
Operating expenses:
Sales and marketing	2,935	4,233	8,835	13,952
Research and development	1,940	2,592	6,137	8,167
General and administrative	1,647	1,889	5,446	5,793
Loss on disposition of long-lived assets	—	—	—	2,139
Severance and exit costs	—	—	—	682
Amortization of intangibles	593	593	1,779	1,973
Stock-based compensation	—	270	22	868
Total operating expenses	7,115	9,577	22,219	33,574
Loss from operations	(2,242)	(7,387)	(8,307)	(21,963)
Equity in income (losses) of affiliate	(19)	41	51	115
Other income (expense), net	(27)	99	1,282	6,284
Provision for income taxes	(84)	(176)	(321)	(1,270)
Net loss	(2,372)	(7,423)	(7,295)	(16,834)
Contributions from (dividends on) redeemable convertible preferred stock	—	14,924	—	7,123
Net income attributable (loss applicable) to common stockholders	$(2,372)	$7,501	$(7,295)	$(9,711)

THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

Revenue

	Three Months Ended July 31,
	2005	Change	2004

Revenue	$9,353,000	(17)%	$11,205,000

	Nine Months Ended July 31,
	2005	Change	2004

Revenue	$27,476,000	(16)%	$32,734,000

Revenue for the three months ended July 31, 2005 decreased by $1,852,000, or 17 percent, from the three months ended July 31, 2004, and revenue for the nine months ended July 31, 2005 decreased by $5,258,000, or 16 percent, from the nine months ended July 31, 2004. These decreases were primarily attributable to a continued decline in the revenue generated from our UNIX business and a decline in revenue from our SCOsource business.

Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended July 31,
	2005	Change	2004

UNIX revenue	$9,321,000	(11)%	$10,527,000
Percent of total revenue	100%		94%
SCOsource revenue	32,000	(95)%	678,000
Percent of total revenue	0%		6%

	Nine Months Ended July 31,
	2005	Change	2004

UNIX revenue	$27,344,000	(15)%	$32,025,000
Percent of total revenue	100%		98%
SCOsource revenue	132,000	(81)%	709,000
Percent of total revenue	0%		2%

The decrease in revenue in the UNIX business of $1,206,000 for the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and the decrease in UNIX revenue of $4,681,000 for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was primarily attributable to continued competition from other operating systems, particularly Linux. We anticipate that for the three months ending October 31, 2005 and for future periods our UNIX business and the related revenue from the UNIX business will face significant competition from Linux and other operating systems. The decrease in SCOsource revenue for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004 was primarily attributable to decreased sales of SCO IP agreements.

Sales of our UNIX products and services during the three and nine months ended July 31, 2005 were primarily to pre-existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors. This may occur as a result of the decline of our UNIX business and our SCOsource initiatives.

Products Revenue

	Three Months Ended July 31,
	2005	Change	2004

Products revenue	$7,953,000	(11)%	$8,929,000
Percent of total revenue	85%		80%

	Nine Months Ended July 31,
	2005	Change	2004

Products revenue	$23,095,000	(15)%	$27,056,000
Percent of total revenue	84%		83%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $976,000 from the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and the decrease in products revenue of $3,961,000 from the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was primarily attributable to decreased sales of OpenServer and UnixWare products primarily resulting from increased competition in the operating system market, particularly Linux. We believe that this competition from Linux will continue for the three months ending October 31, 2005 and future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended July 31,
	2005	Change	2004

OpenServer revenue	$4,309,000	(4)%	$4,496,000
Percent of products revenue	54%		50%
UnixWare revenue	2,085,000	(30)%	2,984,000
Percent of products revenue	26%		34%
Other products revenue	1,559,000	8%	1,449,000
Percent of products revenue	20%		16%

	Nine Months Ended July 31,
	2005	Change	2004

OpenServer revenue	$12,987,000	(9)%	$14,278,000
Percent of products revenue	56%		53%
UnixWare revenue	6,606,000	(20)%	8,240,000
Percent of products revenue	29%		30%
Other products revenue	3,502,000	(23)%	4,538,000
Percent of products revenue	15%		17%

OpenServer revenue for the three and nine months ended July 31, 2005 decreased compared to the three months ended July 31, 2004 and this decrease was primarily attributable to continued competition. UnixWare revenue for the three and nine months ended July 31, 2005 was lower than the three and nine months ended July 31, 2004 primarily as a result of decreased project business. The increase in other products revenue from the three months ended July 31, 2005 compared to the three months ended July 31, 2004 was primarily attributable to the recognition of certain previously deferred amounts for upgrade revenue that were recognized upon the release and shipment of OpenServer 6.  The decrease in other products revenue for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was primarily attributable to decreased maintenance sales.

SCOsource Licensing Revenue

	Three Months Ended July 31,
	2005	Change	2004

SCOsource licensing revenue	$32,000	(95)%	$678,000
Percent of total revenue	0%		6%

	Nine Months Ended July 31,
	2005	Change	2004

SCOsource licensing revenue	$132,000	(81)%	$709,000
Percent of total revenue	0%		2%

We initiated our SCOsource business for the purpose of protecting our intellectual property rights in our UNIX source code and derivative works. SCOsource licensing revenue was $32,000 in the three months ended July 31, 2005 compared to revenue of $678,000 generated in the three months ended July 31, 2004. SCOsource licensing revenue was $132,000 in the nine months ended July 31, 2005 compared to revenue of $709,000 in the nine months ended July 31, 2004. Our SCOsource licensing revenue was primarily generated from the sales of SCO IP agreements. During the three and nine months ended July 31, 2004 we entered into one large transaction with a customer for a total of $500,000.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and when generated, the revenue will be sporadic.

Services Revenue

	Three Months Ended July 31,
	2005	Change	2004

Services revenue	$1,368,000	(14)%	$1,598,000
Percent of total revenue	15%		14%

	Nine Months Ended July 31,
	2005	Change	2004

Services revenue	$4,249,000	(14)%	$4,969,000
Percent of total revenue	16%		15%

Services revenue consists primarily of technical support fees, engineering services fees, professional services and consulting fees, and education fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $230,000, or 14 percent, from the three months ended July 31, 2004 as compared to the three months ended July 31, 2005 and the decrease in services revenue of $720,000, or 14 percent, from the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2005, was in part due to the decrease in products revenue, fewer customers renewing services agreements and a decrease in professional services revenue.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended July 31,
	2005	Change	2004

Cost of products revenue	$695,000	(6)%	$741,000
Percentage of products revenue	9%		8%

	Nine Months Ended July 31,
	2005	Change	2004

Cost of products revenue	$1,902,000	(20)%	$2,364,000
Percentage of products revenue	8%		9%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $46,000, or 6 percent, in the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 and decreased by $462,000, or 20 percent, in the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue, lower manufacturing costs, and lower amortized technology costs.

For the three months ending October 31, 2005, we expect the dollar amount of our cost of products revenue to be generally consistent with cost of products revenue incurred in the three months ended July 31, 2005 and that cost of products revenue as a percentage of products revenue for the three months ending October 31, 2005 will be generally consistent to that incurred in the three months ended July 31, 2005.

Cost of SCOsource Licensing Revenue

	Three Months Ended July 31,
	2005	Change	2004

Cost of SCOsource licensing revenue	$3,085,000	(58)%	$7,396,000

	Nine Months Ended July 31,
	2005	Change	2004

Cost of SCOsource licensing revenue	$9,467,000	(39)%	$15,486,000

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue decreased by $4,311,000 during the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 and decreased by $6,019,000 during the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004. The decrease in costs in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 was primarily attributable to decreased legal costs incurred in connection with our SCO Litigation as a result of our Engagement Agreement.

According to the terms of our Engagement Agreement with the Law Firms described in more detail below in this Item 2 of Part I of this Form 10-Q, we anticipate that the dollar amount of our cost of SCOsource licensing for the three months ending October 31, 2005 will be generally consistent to or slightly higher than the costs incurred in the three months ended July 31, 2005.

However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, certain licensing fees or a sale of our Company, which could cause cost of SCOsource licensing revenue to be higher than anticipated.

Cost of Services Revenue

	Three Months Ended July 31,
	2005	Change	2004

Cost of services revenue	$700,000	(20)%	$878,000
Percentage of services revenue	51%		55%

	Nine Months Ended July 31,
	2005	Change	2004

Cost of services revenue	$2,195,000	(33)%	$3,273,000
Percentage of services revenue	52%		66%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $178,000, or 20 percent, for the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and decreased by $1,078,000, or 33 percent, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This decrease was primarily attributable to reduced employees and related costs.

For the three months ending October 31, 2005, we expect the dollar amount of our cost of services revenue to be generally consistent to cost of services revenue incurred in the three months ended July 31, 2005 and that cost of services revenue as a percentage of services revenue for the three months ending October 31, 2005 will be generally consistent to that incurred in the three months ended July 31, 2005.

Sales and Marketing

	Three Months Ended July 31,
	2005	Change	2004

Sales and marketing expense	$2,935,000	(31)%	$4,233,000
Percentage of total revenue	31%		38%

	Nine Months Ended July 31,
	2005	Change	2004

Sales and marketing expense	$8,835,000	(37)%	$13,952,000
Percentage of total revenue	32%		43%

Sales and marketing expense primarily consists of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expense of $1,298,000, or 31 percent, from the three months ended July 31, 2004 compared to the three months ended July 31, 2005 and the decrease of $5,117,000, or 37 percent, from the nine months ended July 31, 2004 compared to the nine months ended July 31, 2005 was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, less commissions and lower advertising costs. Our sales and marketing full-time equivalent employees decreased from 73 as of July 31, 2004 to 53 as of July 31, 2005.

For the three months ending October 31, 2005, we anticipate that the dollar amount of sales and marketing expense will be generally consistent to that incurred in the three months ended July 31, 2005.

Research and Development

	Three Months Ended July 31,
	2005	Change	2004

Research and development expense	$1,940,000	(25)%	$2,592,000
Percentage of total revenue	21%		23%

	Nine Months Ended July 31,
	2005	Change	2004

Research and development expense	$6,137,000	(25)%	$8,167,000
Percentage of total revenue	22%		25%

Research and development expense primarily consists of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expense decreased by $652,000, or 25 percent, from the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and decreased by $2,030,000, or 25 percent, from the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 and was primarily attributable to work force reductions. Our research and development full-time equivalent employees decreased from 75 as of July 31, 2004 to 50 as of July 31, 2005.

For the three months ending October 31, 2005, we anticipate that the dollar amount of research and development expense will be generally consistent to that incurred in the three months ended July 31, 2005.

General and Administrative

	Three Months Ended July 31,
	2005	Change	2004

General and administrative expense	$1,647,000	(13)%	$1,889,000
Percentage of total revenue	18%		17%

	Nine Months Ended July 31,
	2005	Change	2004

General and administrative expense	$5,446,000	(6)%	$5,793,000
Percentage of total revenue	20%		18%

General and administrative expense primarily consists of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting and corporate allocations. General and administrative expense decreased by $242,000, or 13 percent, during the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 and decreased by $347,000, or 6 percent, during the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004. The decrease in general and administrative expense during the three months ended July 31, 2005 compared to the three months ended July 31, 2004 was primarily attributable to decreased personnel and related costs offset by higher legal and accounting costs. The decrease in general and administrative expense for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was primarily attributable to lower personnel and related costs offset by the increased costs for legal and accounting related to the restatement of our quarterly financial statements. Our general and administrative full-time equivalent employees decreased from 41 as of July 31, 2004 to 29 as of July 31, 2005.

For the three months ending October 31, 2005, we anticipate that the dollar amount of general and administrative expenses will be generally consistent to that incurred in the three months ended July 31, 2005. However, due to the new compliance and reporting regulations under the Sarbanes-Oxley Act and other new regulatory requirements, general and administrative expenses may vary as we implement policies and procedures to comply with these new requirements.

Loss on Impairment of Long-lived Assets

We recorded a loss on impairment of long-lived assets totaling $2,139,000 for the nine months ended July 31, 2004. The impairment related to goodwill and intangible assets acquired in connection with our acquisition of Vultus, Inc. (“Vultus”) in June 2003. We concluded that an impairment triggering event occurred during the three months ended April 30, 2004 as an impending partnership that would solidify the Vultus revenue and cash flow opportunities did not materialize. Consequently, we concluded that no significant future cash flows related to our Vultus assets will be realized. We performed an impairment analysis of our recorded goodwill related to the Vultus reporting unit in accordance with SFAS No. 142. Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144. As a result of these analyses, we wrote-down the carrying value of our goodwill related to our Vultus acquisition from $1,166,000 to $0, and wrote-down the intangible assets related to our Vultus acquisition from $973,000 to $0.

We did not incur any impairment charges in the three or nine months ended July 31, 2005.

Severance and Exit Costs

Severance and exit costs were $0 for the three months ended July 31, 2005 and 2004, respectively, and were $0 and $682,000 for the nine months ended July 31, 2005 and 2004, respectively. The costs incurred in the nine months ended July 31, 2004 were primarily attributable to headcount reductions.

The following table shows the activity related to the accrual for severance and exit costs for the nine months ended July 31, 2005 (in thousands):

	Balance at November 1, 2004	Additions	Payments	Balance at July 31, 2005

Ongoing severance and other	$401	$—	$(401)	$—

Amortization of Intangibles

	Three Months Ended July 31,
	2005	Change	2004

Amortization of intangibles	$593,000	0%	$593,000
Percentage of total revenue	6%		5%

	Nine Months Ended July 31,
	2005	Change	2004

Amortization of intangibles	$1,779,000	(10)%	$1,973,000
Percentage of total revenue	6%		6%

During the three months ended July 31, 2005 and 2004, we recorded $593,000 for the amortization of intangible assets with definite lives. For the nine months ended July 31, 2005 and 2004, we recorded $1,779,000 and $1,973,000, respectively, in amortization. The decrease of $194,000, or 10 percent, from the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus in June 2003 that were written down to $0 during the year ended October 31, 2004.

Stock-based Compensation

	Three Months Ended July 31,
	2005	Change	2004

Stock-based compensation	$—	n/a	$270,000
Percentage of total revenue	0%		2%

	Nine Months Ended July 31,
	2005	Change	2004

Stock-based compensation	$22,000	(97)%	$868,000
Percentage of total revenue	0%		3%

Stock-based compensation consisted of the following components for the three and nine months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Amortization of stock-based compensation	$—	$51,000	$22,000	$274,000
Options, warrants and shares for services	—	219,000	—	502,000
Modifications to options	—	—	—	92,000
Total	$—	$270,000	$22,000	$868,000

As of July 31, 2005, we had amortized all amounts related to deferred compensation.

Equity in Income (Losses) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations and comprehensive loss. As of July 31, 2005, the carrying value of our investments was related to our 30 percent ownership in a Chinese company.

During the three months ended July 31, 2005 and 2004, we recorded ($19,000) and $41,000, respectively, that related to equity in income (losses) of this entity, and during the nine months ended July 31, 2005 and 2004, we recorded $51,000 and $115,000, respectively.

Other Income (Expense), net

Other income (expense), net, consisted of the following components for the three and nine months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Interest income	$122,000	$186,000	$257,000	$698,000
Change in fair value of derivative	—	—	—	5,924,000
Other income (expense), net	(149,000)	(87,000)	1,025,000	(338,000)
Total	$(27,000)	$99,000	$1,282,000	$6,284,000

Interest income decreased by $64,000 from the three months ended July 31, 2004 to the three months ended July 31, 2005 and decreased by $441,000 from the nine months ended July 31, 2004 to the nine months ended July 31, 2005 and was primarily attributable to a decrease in our cash and available-for-sale securities balances.

The income recorded on the change in fair value of derivative of $5,924,000 for the nine months ended July 31, 2004 related to the decrease in fair value of this instrument and marking it to market at each balance sheet date. The derivative financial instrument was eliminated during the three months ended April 30, 2004.

The increase in other income (expense), net, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was primarily attributable to two items: 1) the collection of a note receivable from Vintela, Inc. (“Vintela”) as described in more detail in Note 9 to our financial statements above in Part I, Item 1 of this Form 10-Q, which note receivable was originally received in April 2003, but because we received the note receivable in exchange for the transfer of certain software to a related party and there was substantial doubt concerning the ability of Vintela to repay the note, no gain was recognized until the three months ended January 31, 2005 when we received payment; and 2) the sale of shares we held in Troll Tech AS (“Troll Tech”) as described in more detail in Note 4 to our financial statements above in Part I, Item 1 of this Form 10-Q. The Troll Tech shares had been written off in the year ended October 31, 2001, but because they were sold during the three months ended July 31, 2005, we recorded income on the proceeds received.

Provision for Income Taxes

The provision for income taxes was $84,000 in the three months ended July 31, 2005 and $176,000 in the three months ended July 31, 2004. The provision for income taxes was $321,000 in the nine months ended July 31, 2005 and $1,270,000 in the nine months ended July 31, 2004. Our provision for income taxes is primarily related to earnings in foreign subsidiaries and withholding taxes on revenue generated in certain locations. The decrease in the provision for income taxes for the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004 is attributable to an accrual for withholding taxes of approximately $710,000 that was made in the three months ended April 30, 2004, which taxes were estimated to be paid in connection with the operations of the Indian branch of our United Kingdom subsidiary, SCO Group, Ltd.

Dividends Related to Convertible Preferred Stock

The following table details the components of dividends related to convertible preferred stock for the three and nine months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Accrual of dividends	$—	$(551,000)	$—	$(2,047,000)
Exchange of Series A shares for Series A-1 shares	—	—	—	(6,305,000)
Repurchase of Series A-1 shares from BayStar	—	15,475,000	—	15,475,000
Total	$—	$14,924,000	$—	$7,123,000

Liquidity and Capital Resources

During the nine months ended July 31, 2005, we used cash of $19,460,000 in our operating activities. The majority of this cash was used to pay accounts payable, accrued compensation to law firms and other liabilities related to our SCO Litigation. As of July 31, 2005, we have a total of $12,602,000 in cash and cash equivalents and available-for-sale securities and an additional $4,004,000 in restricted cash, of which $3,579,000 is designated to be used as payments for experts, consultants and other expenses in the SCO Litigation. As a result of the Engagement Agreement between us and the Law Firms, we anticipate using cash of approximately $3,250,000 to fund our SCO Litigation costs during the remainder of the year ending October 31, 2005. We expect that our UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover its own costs as well as the internal costs for our SCOsource initiatives and we believe we will have sufficient cash resources to fund our operations through October 31, 2005.

In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources and cash generated from operating activities, we will be required to reduce costs and raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue our SCOsource initiatives. We also may not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” below. If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for stock would also be impaired.

Our cash and equivalents balance decreased from $12,693,000 as of October 31, 2004 to $6,526,000 as of July 31, 2005. During this same time period, our investment in available-for-sale securities decreased from $18,756,000 to $6,076,000. During the nine months ended July 31, 2005, we expended a significant amount of cash to pay accounts payable, accrued compensation to the law firms and other liabilities related to our intellectual property litigation. We intend to use the cash and cash equivalents and available-for-sale securities as of July 31, 2005 to maintain our UNIX business and pursue our SCO Litigation.

Our net cash used in operating activities during the nine months ended July 31, 2005 was $19,460,000 and resulted from a net loss of $7,295,000 and changes in operating assets and liabilities of $14,469,000, offset by non-cash items of $2,304,000. Our working capital decreased from $15,413,000 as of October 31, 2004 to $11,063,000 as of July 31, 2005, primarily because of payments made to the Law Firms for the SCO Litigation.

Our net cash used in operating activities during the nine months ended July 31, 2004 was $10,703,000. Cash used in operating activities resulted from a net loss of $16,834,000 and non-cash expenses of $180,000, offset by changes in operating assets and liabilities of $6,311,000.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During the nine months ended July 31, 2005, cash provided by investing activities was $12,447,000, which was primarily a result of sales, net of purchases, of available-for-sale securities of $12,680,000, which amount was offset by purchases of equipment of $233,000.

During the nine months ended July 31, 2004, cash used in investing activities was $34,050,000, which was primarily a result of our purchase of available-for-sale securities, net of sales, of $33,510,000, equipment purchases of $331,000, and the purchase of the remaining minority interest in our Japanese subsidiary of $209,000.

Our financing activities provided $955,000 of cash in the nine months ended July 31, 2005. The primary sources of cash were from the exercise of options to acquire common stock of $235,000 and proceeds of $720,000 received from the sale of common stock through our ESPP.

Our financing activities used $14,224,000 during the nine months ended July 31, 2004 and consisted primarily of $13,000,000 in cash to fund the repurchase of Series A-1 shares from BayStar Capital II, L.P. cash used to purchase shares of our common stock on the open market of $2,414,000 and cash used to exchange Series A-1 for Series A shares of $211,000. These uses of cash were offset from proceeds received from the exercise of stock options of $591,000 and proceeds from the purchase of shares of common stock by our employees through our employee stock purchase program of $810,000.

Our net accounts receivable balance decreased from $6,638,000 as of October 31, 2004 to $4,947,000 as of July 31, 2005, primarily as a result of lower invoicing and revenue in the three months ended July 31, 2005 and very strong collections for the three months ended July 31, 2005. The majority of our accounts receivable are current and our allowance for doubtful accounts was $109,000 as of July 31, 2005, which represented approximately 2 percent of our gross accounts receivable balance. This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the nine months ended July 31, 2005 were not significant.

On October 31, 2004, we entered into the Engagement Agreement with the Law Firms. The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of the current litigation between us and IBM. Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation. The Engagement Agreement provides for the payment of approximately $26,000,000 for attorney fees in connection with the SCO Litigation through the end of the current litigation between us and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses. As of July 31, 2005, we had paid $1,421,000 of expenses and the remaining $3,579,000 was classified as a component of restricted cash.

For future legal fees, the Engagement Agreement requires us to pay to the Law Firms $2,000,000 per quarter for each successive quarter which began September 1, 2004 and will end December 1, 2005 for a total amount of $12,000,000. In the nine months ended July 31, 2005, we made the quarterly payments for September 2004, December 2004, March 2005, and June 2005 for

a total of $8,000,000. In addition, we are required to pay expert, consulting and other expenses of the Law Firms in future periods. The payment of these fees has had and will continue to have a material impact on our cash position.

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

The Engagement Agreement specifically provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms (except for expert, consulting and other expenses as described above), in connection with the SCO Litigation through the end of the current litigation between us and IBM, including any appeals.

We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through fiscal year 2010.

The following table summarizes our contractual operating lease obligations and our required payments to the Law Firms as of July 31, 2005:

	Total	Less than 1 year	1 – 3 years	More than 3 years

Operating lease obligations	$3,207,000	$1,546,000	$1,618,000	$43,000
Payments to Law Firms	4,000,000	4,000,000	—	—
Total obligations	$7,207,000	$5,546,000	$1,618,000	$43,000

As of July 31, 2005, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

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

We have issued shares and granted options under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of California, Utah and possibly other states. As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations, and we are currently preparing to conduct a rescission offer pursuant to which we will offer to purchase approximately 313,000 shares of common stock held by current and former participants in the ESPP. On July 28, 2005, we filed a registration statement on Form S-1 with the SEC to register our repurchase of approximately 313,000 shares issued under the ESPP from current or former participants in the ESPP. As of the date of the filing of this quarterly report on Form 10-Q, the SEC has not declared the Form S-1 registration statement effective. Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by participants other than rescission claims.

If our rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold, or such plan participants otherwise make rescission claims against us, we could be required to make aggregate payments to these plan participants of up to $1,104,000, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of July 31, 2005.

We may also face additional rescission liability to plan participants holding unexercised stock options in California, Georgia and possibly other states. Regulatory authorities may require us to pay fines or impose other sanctions on us. We have not included in our proposed registration statement on Form S-1 the repurchase of shares to be issued upon the exercise of these stock options. Since any loss may be considered reasonably possible but not estimable, we have not recorded a liability for this contingency.

We may also be required to pay interest and penalties up to statutory limits in connection with plan participants making rescission claims or in connection with any rescission offer. We believe that it is reasonably possible that we may be required to pay interest and penalties, but are not able to estimate an amount.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations and comprehensive loss. The accounting provisions of SFAS No. 123R are effective for our first fiscal year beginning after July 1, 2005, which will require us to adopt SFAS No. 123R for the three months ending January 31, 2006. Although we are in the process of determining whether the adoption of SFAS No. 123R will result in future amounts that are similar to the amounts reported in our pro forma disclosure under SFAS No. 123, adoption of SFAS No. 123R could have a material impact on our results of operations.

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

We have in the past utilized foreign currency forward exchange contracts for market exposures of underlying assets and liabilities. We do not use forward exchange contracts for speculative or trading purposes. Our accounting policies for foreign exchange contracts are based on our designation of each contract. The criteria we use for designating each contract include such contract’s effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying assets and liabilities. Gains and losses on currency forward contracts that are firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective for existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. As of July 31, 2005, we had no outstanding instruments classified as hedges.

Interest Rate Risk. The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints. We believe that a hypothetical movement in interest rates, either up or down, would not have a material adverse impact on our cash and cash equivalents and available-for-sale securities. We do not borrow money for short-term investment purposes.

Investment Risk. We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent, and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of July 31, 2005, our investments balance was approximately $611,000 and was related to our investment in a 30 percent owned Chinese company.

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

Changes in internal control over financial reporting. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•          Our belief that our UNIX business will continue to generate positive cash flow throughout the year ending October 31, 2005;

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

•          Our intention to continue to pursue our SCOsource initiatives for the year ending October 31, 2005;

•          Our belief that the future success of our SCOsource initiatives will depend on our ability to protect our intellectual property;

•          Our intention to continue to maintain our UNIX business and to pursue the SCO Litigation;

•          Our belief that our allowance for doubtful accounts receivable and bad debt expense will remain consistent with our prior experience;

•          Our expectation that future levels of services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•          Our expectation for the three months ending October 31, 2005 that the dollar amount of our cost of products revenue will be generally consistent to that generated in the three months ended July 31, 2005 and that the cost of products revenue as a percentage of products revenue for the three months ending October 31, 2005 will be generally consistent to that incurred in the three months ended July 31, 2005;

•          Our expectation for the three months ending October 31, 2005 that the dollar amount of our cost of services revenue will be generally consistent to that generated in the three months ended July 31, 2005 and that the cost of services revenue as a percentage of services revenue for the three months ending October 31, 2005 will be generally consistent to that incurred in the three months ended July 31, 2005;

•          Our expectation for the three months ending October 31, 2005 that the dollar amount of our sales and marketing expense will be generally consistent to that incurred in the three months ended July 31, 2005;

•          Our expectation for the three months ending October 31, 2005 that the dollar amount of our research and development expense will be generally consistent to that incurred in the three months ended July 31, 2005;

•          Our expectation for the three months ending October 31, 2005 that the dollar amount of our general and administrative expense will be generally consistent to that generated in the three months ended July 31, 2005;

•          Our belief that we will use cash of approximately $3,250,000 to fund our SCO Litigation costs during the three months ending October 31, 2005;

•          Our expectation that our UNIX business will generate sufficient cash in the year ending October 31, 2005 to cover our internal costs related to our SCOsource initiatives, and our belief that we will have sufficient cash resources to fund our operations through October 31, 2005; and

•          Our expectation that the dollar amount of our cost of SCOsource licensing for the three months ending October 31, 2005 will be generally consistent to or slightly higher than the costs incurred in the three months ended July 31, 2005.

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

Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource initiatives. For the year ended October 31, 2004, we incurred a loss from operations of $28,573,000 and our accumulated deficit as of October 31, 2004 was $224,216,000. For the nine months ended July 31, 2005 we incurred a loss from operations of $8,307,000 and as of July 31, 2005 had an accumulated deficit of $231,511,000.

If our revenue from the sale of our UNIX products and services continues to decline, we will need to further reduce operating expenses to generate positive cash flow. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.

Our UNIX products and services revenue has declined over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux. In our quarterly results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue. Our future UNIX revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams. If we are unable to generate positive cash flow and profitable operations, our business will be adversely impacted.

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

As a further response to our SCOsource initiatives and claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX. Novell also claims that it has a license to UNIX from us and the right to authorize its customers to use UNIX technology in its internal business operations. Specifically, Novell has also claimed to have retained rights related to legacy UNIX SVRx licenses, including the license with IBM. Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights. Novell has purported to veto our termination of the IBM, Sequent and SGI licenses. We have asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation (now Tarantella, Inc.) in May 2001, which had previously acquired all such assets and rights from Novell in September 1995 pursuant to an asset purchase agreement, as amended. In January 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our copyrights and contract rights related to our UNIX source code and derivative works and our UnixWare products. Novell is seeking dismissal of this case.

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

Our Engagement Agreement with the Law Firms will require us to spend a significant amount of cash during the year ending October 31, 2005 and could harm our liquidity position.

As of July 31, 2005, we had a total of $12,602,000 in cash and cash equivalents and available-for-sale securities and an additional $3,579,000 of restricted cash to be used in our operations and pursue the SCO Litigation. As a result of the Engagement Agreement between us and the Law Firms, for the three months ending October 31, 2005 we anticipate spending approximately $3,250,000 to fund our SCO Litigation costs. We expect that our UNIX business will generate sufficient cash for the year ending October 31, 2005 to cover our internal costs related to our SCOsource initiatives and SCO Litigation. However, if our UNIX business does not generate cash or we spend additional cash on the SCO Litigation or additional matters, our cash position would be negatively impacted, and our ability to pursue our UNIX business objectives and our SCO Litigation could be harmed.

Our future SCOsource licensing revenue is uncertain.

We initiated the SCOsource licensing effort in the year ended October 31, 2003 to review the status of UNIX licensing and sublicensing agreements. This effort resulted in the execution of two significant vendor license agreements and generated $25,846,000 in revenue. During the year ended October 31, 2004, our SCOsource licensing revenue declined significantly and was only $829,000 and during the nine months ended July 31, 2005 SCOsource licensing revenue was $132,000. Due to a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any. If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter. Our SCOsource initiatives are unlikely to produce stable, predictable revenue for the foreseeable future. Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivatives are prevalent in Linux.

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

During the three months ended July 31, 2004, our Indian office was given a withholding tax assessment from the Government of India Income Tax Department. The Tax Department assessed a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax

Department and believe that our packaged software does not qualify for treatment as royalties and therefore would not be subject to withholding tax. However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts. If other countries in which we have international operations, such as India, continue to develop and begin enforcing their tax regimes, we may be subject to withholding or other taxes.

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

We have issued certain shares and options under our Equity Compensation Plans without complying with registration or qualification requirements under federal and state securities laws, and, as a result, we may incur rescission liability for such shares and options and may face additional potential claims under federal and state securities laws.

We have issued certain shares and options granted under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of California, Utah and possibly other states. As a result, certain plan participants that have acquired shares issued under the Equity Compensation Plans have rescission rights against us, subject to applicable statutes of limitations, and we are, subject to obtaining required regulatory approvals, currently preparing to conduct a rescission offer to certain of such plan participants. Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions on us, and we may face other claims by plan participants other than rescission claims.

If our possible rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from us in respect of such shares they have sold we could be liable to make aggregate payments to these plan participants of up to $1,104,000, excluding interest and other possible fees, based upon shares outstanding under the Equity Compensation Plans as of July 31, 2005.

We may face additional rescission liability to plan participants holding unexercised stock options in California, Georgia, and possibly other states. Additionally, federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required under federal law.

Our stock price is volatile.

The trading price for our common stock has been volatile, ranging from a low closing sales price of $1.09 in mid-February 2003, to a high closing sales price of $20.50 per share in October 2003, to a current sales price of $4.23 on September 8, 2005. The share price has changed dramatically over short periods. We believe that the changes in our stock price are affected by changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

There are risks associated with the potential exercise of our outstanding options.

As of August 31, 2005, we have issued and outstanding options to purchase up to approximately 3,871,000 shares of common stock with an average exercise price of $4.28 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The issuance of common shares to BayStar may have an adverse impact on the market value of our stock and the existing holders of our common stock.

We previously had an effective registration statement on Form S-3 relating to the sale or distribution by BayStar as a selling stockholder of the 2,105,263 shares of common stock issued to BayStar in connection with our repurchase completed in July 2004 of all Series A-1 shares previously held by BayStar. When we failed to file our Annual Report on Form 10-K for the year ended October 31, 2004 in a timely fashion, we became ineligible to use Form S-3, our registration statement ceased to be effective and BayStar’s ability to resell shares pursuant to that registration statement terminated. Consequently, we prepared a post-effective amendment to Form S-3 on Form S-1 for the resale of BayStar’s shares. When that registration statement was declared effective by the SEC, BayStar was again able to resell its shares. We will not receive any proceeds from the sales of the shares covered by such registration statement. The shares that may be sold or distributed pursuant to such registration statement represent approximately 6 percent of our outstanding common stock. The sale of the block of stock covered by such registration statement, or even the possibility of its sale, may adversely affect the trading market for our common stock and reduce the price available in that market.

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

Our Stockholder Rights Plan could make it more difficult for a hostile bid for our company or a change of control transaction to succeed at current market prices for our stock.

We have adopted a Stockholder Rights Plan (“Rights Plan”). The power given to the Board of Directors by the Rights Plan may make it more difficult for a change of control of our company to occur or for the Company to be acquired when the acquisition is opposed by our Board of Directors.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following includes updated information relating to certain of our material legal proceedings as previously reported in our annual report on Form 10-K for the year ended October 31, 2004 and our quarterly reports on Form 10-Q for the three-month periods ended January 31, 2005 and April 30, 2005.

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

Following a hearing on October 19, 2004, on January 19, 2005, the United States Magistrate Judge overseeing the discovery in the case issued an order granting in part and denying in part discovery applications that we had made. The Court ordered IBM to produce much of the information, including source code, revision information, and programmer contribution information, that we had previously requested. The court also struck the Amended Scheduling Order and directed the parties to submit a proposed amended scheduling order to the Court, which both parties have done. The District Court heard argument on the proposed schedules on April 21, 2005. On July 1, 2005, the Court issued a revised Scheduling Order establishing, among other things, discovery and motion deadlines over the next 18 months with a five-week jury trial to commence on February 26, 2007.

In response to the Magistrate Court’s Order, IBM filed, on February 11, 2005, a Motion for Reconsideration of the portion of the January 19 Order that required IBM to produce programmer-contribution information for 3,000 people. IBM also filed, on March 9, 2005, a Motion for a 45-day Extension of Time to Comply with the Court’s January 19 Order as it applies to materials that are not the subject of IBM’s above-referenced Motion for Reconsideration. On March 16, 2005, the Court granted the extension and entered an order requiring IBM to produce those materials by May 3, 2005. With respect to the materials covered by IBM’s Motion for Reconsideration, the Court granted IBM’s request to stay its discovery obligations pending the Court’s resolution of its motion.

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

On January 12, 2005, we filed a Motion to Compel IBM to produce IBM CEO Samuel J. Palmisano for Deposition. The Court heard argument on that motion on April 21, 2005. On July 1, 2005, the Court issued an order granting our motion and ordered IBM to produce Mr. Palmisano for a four-hour deposition in New York. The Court found that Mr. Palmisano could have unique personal knowledge related to the claims in the case.

The parties have fully briefed this motion, and the Court heard argument on that motion on April 21, 2005. The Court took the matter under advisement. The parties have also now fully briefed our December 23, 2004 Renewed Motion to Compel Discovery, which seeks to compel IBM’s compliance with prior Court orders relating to IBM’s obligation (1) to produce all documents pertaining to Linux from the files of high-level IBM executives and board members; and (2) to produce witnesses to testify on several topics in two deposition notices that SCO has served on IBM. The Court has not set a hearing date for this motion.

On September 6, 2005, we filed a renewed motion to compel IBM to produce information relating to IBM’s work on the source code that IBM contributed to Linux where such information is in IBM’s hands and not publicly available.

In addition to the materials that have been publicly filed with the Court, certain information has been filed under seal in accordance with the protective order entered in the case. On November 30, 2004, a third party moved to intervene in the case for the purpose of challenging the sealing of certain documents filed with the Court, and additional groups subsequently joined in that motion. Following argument on April 26, 2005, by Order dated April 28, 2005, the Court denied the intervention motion. In its Order, the Court set forth various procedures to minimize the risk that documents would be improperly filed under seal. The parties have since directed the Clerk of the Court to unseal numerous previously unsealed filings.

We have also filed a motion for leave to file a third amended complaint in order to assert an additional copyright claim against IBM in the case. The Court heard argument on that fully briefed motion on April 21, 2005 and took the matter under advisement. In its July 1 order, the Court denied our motion. The Court first allowed IBM to narrow the scope of its Ninth Counterclaim, and having done so concluded that our proposed new claim would expand the litigation and delay its resolution. The Court also opined that it appears that we or our predecessor-in-interest either knew or should have known about the conduct at issue in the new claim before we filed our original Complaint. We therefore will not pursue additional copyright remedies in this case regarding IBM’s alleged misuse of our code in its AIX product as set forth in the proposed amended complaint. We have explained in briefing and argument before the Court, however, that the predicate facts of the proposed copyright claim are already in the case as part of other claims.

Discovery is continuing in the case and we are reviewing that discovery. We are reviewing that discovery and currently anticipate that we will seek to amend our complaint in the near future in order to assert additional claims against IBM.

Novell, Inc.

On January 20, 2004, we filed suit in Utah state court against Novell, Inc. (“Novell”) for slander of title seeking relief for its alleged bad faith effort to interfere with our ownership of copyrights related to UNIX source code and derivative works and our UnixWare product. The case, after removal to federal court, is pending in the United States District Court for the District of Utah under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139. In the lawsuit, we requested preliminary and permanent injunctive relief as well as damages. Through these claims, we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights.

Novell has filed a second motion to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law. The Court heard the argument on the motion on May 25, 2005. On June, 27, 2005, the Court issued an order denying Novell’s motion.

On July 29, 2005, Novell filed its Answer and Counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, and accounting, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. By stipulation of the parties and approval of the Court, our response to Novell’s Answer and Counterclaims was due and filed on September 12, 2005.

AutoZone, Inc.

On or about March 2, 2004, we brought suit against AutoZone, Inc. (“AutoZone”) for its alleged violations of our UNIX copyrights through its use of Linux. The lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V. The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of our copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial. In response to AutoZone’s motion to transfer the case to Tennessee or stay the case, the federal court in Nevada granted AutoZone’s motion to stay the case, with 90-day status reports to the court, and denied without prejudice AutoZone’s motion to transfer the case to Tennessee. The federal court allowed the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief, which discovery was concluded in May 2005.

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

Unregistered Sales of Equity Securities

As described elsewhere in this Form 10-Q, we have issued shares and granted options under our Equity Compensation Plans without complying with registration or qualification requirements under federal securities laws and the securities laws of California, Utah and possibly other states. As a result, certain plan participants have a right to rescind their purchases of shares under the Equity Compensation Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations. Additionally, regulatory authorities may require us to pay fines or impose other sanctions on us. We are currently in the process, subject to obtaining required regulatory approvals, of conducting a rescission offer to certain plan participants that hold shares acquired under the ESPP or that otherwise are entitled to recover damages from us in respect of such shares they have sold.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to and approved by our stockholders at our annual meeting held June 28, 2005:

1.             To elect eight members to the Board of Directors to serve until their successors have been appointed. All directors were elected with Ralph J. Yarro III receiving 11,119,000 votes in favor and 475,000 votes withheld, Edward E. Iacobucci receiving 11,440,000 votes in favor and 155,000 votes withheld; R. Duff Thompson receiving 11,433,000 votes in favor and 161,000 votes withheld; Darcy G. Mott receiving 11,066,000 votes in favor and 529,000 votes withheld; Darl C. McBride receiving 11,484,000 votes in favor and 110,000 votes withheld; Daniel W. Campbell receiving 11,484,000 votes in favor and 110,000 votes withheld; Omar T. Leeman receiving 11,495,000 votes in favor and 99,000 votes withheld; and J. Kent Millington receiving 11,489,000 votes in favor and 105,000 votes withheld.

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

10.1         Form Notice of Grant of Stock Options for 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-29911)).

10.2         Summary Sheet of Compensation for Directors (incorporated by reference to Exhibit 99.2 to SCO’s Current Report on Form 8-K filed on July 5, 2005 (File No. 000-29911)).

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

Date: September 13, 2005	THE SCO GROUP, INC.

	By:	/s/ Bert Young
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

10.1	Form Notice of Grant of Stock Options for 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-29911)).

10.2	Summary Sheet of Compensation for Directors (incorporated by reference to Exhibit 99.2 to SCO’s Current Report on Form 8-K filed on July 5, 2005 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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