Form 10-K/A
period 2004-10-31
SCO GROUP INC
filed 2005-10-26
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended October 31, 2004, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2005.  We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-127000).  We have modified Item 9A, “Controls and Procedures,” in this Amendment in response to the comment letter to modify and enhance our disclosure regarding our disclosure controls and procedures and the material weakness in our internal controls over financial reporting described in Item 9A.

We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report.  This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART II

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

We have a material weakness with respect to accounting for non-routine capital stock and stock option transactions.  Our material weakness was identified in late January 2005 by Company management.  Company management concluded the material weakness was indicative of the aggregate effects of three accounting errors relating to accounting for non-routine capital stock and stock option transactions.  The first of these accounting errors was discovered by Company management in the quarter ended April 30, 2004.  The three accounting errors are described as follows:

•              First, in the quarter ended January 31, 2004, we incorrectly accounted for compensation expense by not properly accounting for a non-routine stock option grant to a non-employee.  When we identified this error in the quarter ended April 30, 2004, all compensation cost had been fully recognized and the error did not impact future accounting periods.  In that quarter, we completed an analysis in accordance with Staff Accounting Bulletin (“SAB”) No. 99 and determined that this accounting error was not material to the financial statements as of and for the quarters ended January 31, 2004 and April 30, 2004.

•              Second, for the quarters ended January 31, 2004 and April 30, 2004, we incorrectly accounted for dividends on our now retired Series A Convertible Preferred Stock by incorrectly recording dividends payable on such preferred stock as a component of stockholders’ equity instead of as dividends payable.  When we identified this error in the quarter ended July 31, 2004, all outstanding shares of our Series A-1 Convertible Preferred Stock, which had previously been exchanged for all outstanding shares of Series A Convertible Preferred Stock, had been converted to shares of common stock, and we were no longer required to accrue for dividends.  At July 31, 2004, we completed a second analysis in accordance with SAB No. 99 and determined that this accounting error individually, as well as when aggregated with the accounting error described in the preceding bullet, was not material to the financial statements for any of the quarters affected by this accounting error.

•              Third, near the end of the quarter ended January 31, 2005, we discovered that we have issued certain shares of our common stock under our equity compensation plans without complying with the registration requirements of federal and applicable state securities laws.  As a result, the holders of such shares may have a rescission right, and, consequently, certain amounts the Company received upon purchase of such shares should have been reclassified from permanent equity to temporary equity.  Company management determined that this accounting error, when aggregated with the errors described in the preceding bullets, were evidence of a material weakness in our controls over financial reporting with respect to accounting for non-routine capital stock and stock option transactions.  In addition, on February 28, 2005, upon recommendation from Company management,  the Audit Committee of our Board of Directors concluded that, due to the aggregate effects of these accounting errors, the Company’s financial statements for the quarters ended January 31, 2004, April 30, 2004 and July 31, 2004 should no longer be relied upon and should be restated.

The Company believes that its material weakness first began in the quarter ended January 31, 2004, which was the first period in which all three accounting errors described above combined to materially affect the Company’s financial statements for that period.  As of October 31, 2004, the end of the fiscal year covered by this Form 10-K, the material weakness still existed and no remedial measures for the material weakness had been undertaken by the Company.  No remedial measures for the material weakness were undertaken before the second quarter of fiscal year 2005 because Company management did not identify we had a material weakness until late January 2005.

In April 2005, the Company restated its financial statements for the first three quarters of the fiscal year ended October 31, 2004 and filed with the SEC amended quarterly reports on Form 10-Q for such quarters correcting all three accounting errors for non-routine capital stock and stock option transactions described above.

Our internal controls over financial reporting did not identify the third accounting error concerning our failure to classify as temporary equity amounts we received from share purchasers under the ESPP entitled to rescission rights prior to the completion of the financial statements for the fiscal year ended October 31, 2004.  However, our internal controls over financial reporting identified the third accounting error during the quarter ended January 31, 2005.  Company management had previously requested its external legal counsel to undertake a review of the Company’s equity incentive plans.  As a result of this review and the discovery of the third accounting error, and given the prior accounting errors described above, Company management determined a material weakness related to non-routine capital stock and stock option transactions existed in late January 2005.

We have discussed the material weakness in our internal controls over financial reporting with the Audit Committee of the Board of Directors and with KPMG LLP, our independent registered public accounting firm for the period covered by this Form 10-K  In response, beginning in February 2005, we began taking measures to remediate the material weakness in our internal controls, which measures have included the following:

•              We have implemented additional transactional controls concerning equity awards under our equity compensation plans, which principally include reconciling on a quarterly basis the number of common shares available for issuance under our equity compensation plans to the number of shares that have been registered for issuance under the Securities Act of 1933 and qualified for issuance under applicable state “blue sky” laws.

•              We have required Company management to regularly perform the procedures outlined in an equity compliance checklist which include:

•              confirming that the reconciliation in the first bullet above occurs quarterly,

•              documenting any non-routine issuances of equity awards to employees and non-employees, and

•              preparing and approving by Company management all required equity disclosures in our periodic filings with the SEC.

•              We have added additional review and approval requirements for non-routine equity transactions by requiring documented approval by our Chief Financial Officer and Chairman of our Audit Committee of such transactions.

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

PART IV.

ITEM 15.               Exhibits and Financial Statement Schedules

Note:  Item 15 in the Form 10-K, as originally filed, is unchanged except for the filing of additional certifications of our principal executive officer and principal financial and accounting officer.

(b)           The following exhibits are included as part of this Form 10-K/A.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2005.

THE SCO GROUP, INC.

By:	/s/ Bert B. Young
Bert B. Young
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Darl C. McBride	President, Chief Executive	October 26, 2005
Darl C. McBride	Officer and Director

Principal Financial and Accounting Officer:

/s/ Bert B. Young	Chief Financial Officer	October 26, 2005
Bert B. Young

Additional Directors:

/s/ Ralph J. Yarro III	Chairman of the Board	October 26, 2005
Ralph J. Yarro III

/s/ Darcy G. Mott	Director	October 26, 2005
Darcy G. Mott

/s/ Edward E. Iacobucci	Director	October 26, 2005
Edward E. Iacobucci

/s/ R. Duff Thompson	Director	October 26, 2005
R. Duff Thompson

/s/ Daniel W. Campbell	Director	October 26, 2005
Daniel W. Campbell

/s/ Omar T. Leeman	Director	October 26, 2005
Omar T. Leeman

/s/ J. Kent Millington	Director	October 26, 2005
J. Kent Millington

Exhibit Index

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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