Form 10-Q/A
period 2005-01-31
SCO GROUP INC
filed 2005-10-26
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended January 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2005.  We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-127000).  We have modified Item 4, “Controls and Procedures,” in this Amendment in response to the comment letter to modify and enhance our disclosure regarding our disclosure controls and procedures and the material weakness in our internal controls over financial reporting described in Item 4.

We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report.  This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

PART I

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

Our internal controls over financial reporting identified the third accounting error concerning our failure to classify as temporary equity amounts we received from share purchasers under the ESPP entitled to rescission rights during the quarter ended January 31, 2005.  Company management had previously requested its external legal counsel to undertake a review of the Company’s equity incentive plans.  As a result of this review and the discovery of the third accounting error, and given the prior accounting errors described above, Company management determined a material weakness related to non-routine capital stock and stock option transactions existed in late January 2005.

We have discussed the material weakness in our internal controls over financial reporting with the Audit Committee of the Board of Directors and with KPMG LLP, our independent registered public accounting firm for the period covered by this Form 10-Q.  In response, beginning in February 2005, we began taking measures to remediate the material weakness in our internal controls, which measures have included the following:

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

PART II

ITEM 6.           EXHIBITS

Note:  Item 6 in the Form 10-Q, as originally filed, is unchanged except for the filing of additional certifications of our principal executive officer and principal financial and accounting officer.

The following exhibits are included as part of this Form 10-Q/A.

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

Date: October 26, 2005	THE SCO GROUP, INC.

	By:	/s/ Bert B. Young
Bert B. Young
Duly Authorized Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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