Form 10-Q/A
period 2005-04-30
SCO GROUP INC
filed 2005-10-26
CIK 1102542

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended April 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2005.  We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-127000).  We have modified Item 4, “Controls and Procedures,” in this Amendment in response to the comment letter to elaborate upon changes in our internal control over financial reporting.

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

Changes in internal control over financial reporting.  During the most recent quarter ended April 30, 2005, we have implemented certain changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  We have implemented additional internal control procedures concerning our accounting for non-routine capital stock and stock option transactions.  These internal control procedures have included the following:

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

These additional controls were put in place as the result of an identified material weakness in our internal controls over financial reporting concerning our accounting for non-routine capital stock and stock option transactions as reported in our quarterly report on Form 10-Q for the quarter ended January 31, 2005 and our annual report on Form 10-K for the fiscal year ended October 31, 2004.

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