Form 10-K
period 2005-10-31
SCO GROUP INC
filed 2006-01-27
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 0-29911

THE SCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0662823
(State of incorporation)	(I.R.S. Employer Identification No.)

355 South 520 West
Lindon, Utah 84042	(801) 765-4999
(Address of principal executive	(Registrant’s telephone
offices, including zip code)	number, including area code)

Securities pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.001 per share
Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of ‘large accelerated filer and accelerated filer’ in Rule 12b-2 of the Exchange Act.  (Check one):  Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $35,155,000 based on the reported last sale price of common stock on April 30, 2005, which is the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of the Registrant’s common stock outstanding as of January 20, 2006, was 20,994,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A in connection with its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I.
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV.
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

Item 1.  Business

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements relating to our business and strategy.  These forward-looking statements involve risks and uncertainties.  Many forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below in the section entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. We assume no obligation to revise or update any forward~~-~~looking statements for any reason, except as required by law.

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

Overview

We own the UNIX operating system and are a provider of UNIX-based products and services.  Our core business is to sell and service our UNIX software products to small-to-medium sized businesses and franchisees or branch offices of Fortune 1000 businesses.  Our most significant products that drive the majority of our UNIX revenue are OpenServer and UnixWare.  We intend to continue our UNIX research and development efforts during the year ending October 31, 2006 while at the same time investing in Me Inc., a growing suite of mobility services for personal and professional productivity.

We developed our SCOsource business as part of our ongoing efforts to establish and protect our intellectual property rights, particularly relating to our ownership of the UNIX source code.  In reviewing our intellectual property rights during the year ended October 31, 2003, we became aware that parts of, or modifications made to, our proprietary UNIX source code and derivative works have been included in the Linux operating system without our authorization or appropriate copyright attribution.

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

In addition to our action against IBM, we have filed other complaints against such companies as Novell, Inc. (“Novell”), AutoZone Inc. (“AutoZone”), and DaimlerChrysler Corporation (“DaimlerChrysler”).  We describe our legal actions against these parties and the general status of these cases below under Part I, Item 3 of this Form 10-K.

Historical Information

We originally incorporated as Caldera Systems, Inc., a Utah corporation (“Caldera Systems”), in August 1998, and reincorporated as a Delaware corporation in March 2000, when we completed an initial public offering of our common stock.  In May 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. (“Caldera International”) to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, which changed its name to Tarantella, Inc. and was subsequently acquired by Sun Microsystems, Inc. (“Sun”).  In connection with this acquisition, Caldera Systems became a wholly owned subsidiary of Caldera International.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International.  On May 16, 2003, our stockholders approved our corporate name change from Caldera International, Inc. to The SCO Group, Inc.

UNIX Business

Background

Our core business focus is to serve the needs of small-to-medium sized businesses and branch offices and franchisees of Fortune 1000 companies, by providing reliable, cost-effective UNIX software technology for distributed, embedded and network-based systems.  We also provide a full range of pre- and post-sale technical support for all of our products, primarily focusing on OpenServer and UnixWare.  Additionally, we provide UNIX-based technical support services and consulting services.

Our largest source of revenue for our core UNIX business is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers (collectively, “resellers”).  We have resources, employees or contractors in a number of countries that provide support and services to resellers and end-user customers in those geographic areas.  The other principal channel for selling and marketing our products is through large corporations, which have a large number of branch offices or franchisees.  We access these corporations through their information technology or purchasing departments.  In addition, we also sell our UNIX products to original equipment manufacturers (“OEMs”).

The UNIX operating system, which we own, was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of developing programs.  Over the years, the UNIX operating system has been adapted for almost every OEM’s hardware architecture, and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments.  We own a broad and deep set of intellectual property rights relating to the UNIX operating system, which we intend to continue to enforce and protect through our SCOsource business.

UNIX has had a long history of business implementation, and has a large and loyal base of both customers and vendors that provides solutions and applications.  On the Intel platform, our OpenServer and UnixWare products represent a low-cost UNIX operating system available for businesses.  Our UNIX product offerings allow our customers to take advantage of the reliability of UNIX at a relatively low cost.

Current Status and Strategy

Sales of our UNIX-based products and services have been declining over the last several years.  This decline in revenue has been primarily attributable to significant competition from alternative operating systems, particularly Linux.

We anticipate that our OpenServer and UnixWare products will continue to provide a future revenue stream for our UNIX business.  Unless there is a change in the current operating system environment, we expect revenue from these products will continue to decline.  Both of these UNIX products have a strong and loyal existing customer base of small-to-medium businesses and enterprise customers and constitute a well-known brand with a reputation for quality and reliability.

We also have a seasoned, mature sales channel of resellers focused on the small-to-medium sized business market.  This channel is a unique asset that should allow us to continue to provide reliable UNIX operating systems for small-to-medium sized business customers.

During the year ended October 31, 2005, we released OpenServer 6, a major upgrade to our existing OpenServer product line and maintained our UnixWare product.  During the year ending October 31, 2006, we plan to focus certain UNIX development resources on augmenting our current UNIX products and our application products.  In addition, we have deployed engineering resources on Me Inc., a growing suite of mobility services for personal and professional productivity.  Me Inc. digital services will enable easy, secure, real-time mobile access to all kinds of information stored in enterprise and web-based systems without the need for direct connection between end-point devices and those systems.  We anticipate releasing various Me Inc. digital services and a development toolkit during the first half of calendar year 2006.

Our research and development efforts are described in more detail below in the subsection entitled “Software Engineering and Development.”

Competition

We face direct competition in the operating system market from Linux operating system providers, other non-UNIX operating system providers and other UNIX-based operating system providers.  In the operating system market, some of our competitors include IBM, Red Hat Inc. (“Red Hat”), Novell, Hewlett-Packard (“HP”), Microsoft Corporation (“Microsoft”), and Sun.  Operating systems, primarily Linux, are aggressively taking market share away from UNIX and our UNIX revenue has declined over the last several years.

We believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price and networking capability.  Notwithstanding these factors, our revenue has declined over the last several years.  Many of our competitors are significantly larger than we are and have much greater access to funding, technical expertise, marketing, and research and development.  In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining or retaining significant market share.  Additionally, the assertion of our legal rights relating to our UNIX ownership and related copyrights and our other legal actions has resulted in us becoming the focus of a significant amount of negative publicity from various sources that has to some degree, hampered our ability to compete favorably.

The success of our UNIX business will, in large measure, depend on the level of commitment and certification we receive from industry partners and developers.  In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products.  This trend continued for the year ended October 31, 2005, and we believe that it will continue during the year ending October 31, 2006.  If this trend does continue as expected, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline, possibly at an even faster rate than it has declined over the last several years.  The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our SCO Litigation.

Products and Services

OpenServer.  OpenServer is our UNIX-based offering targeted at small-to-medium businesses.  Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers’ needs and achieve a competitive advantage.  OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments.  We continue to aggressively support existing users of

OpenServer, keeping the operating system current with hardware platforms available in the market.  The latest release, OpenServer 6, began shipping in June 2005.

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

Other Products.  In addition to the OpenServer and UnixWare, we offer product maintenance and additional UNIX-related products.

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

Strategic Alliances

We have business alliances with a number of key global industry partners.  These relationships encompass product integration, two-way technology transfers, product certification, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education.  The objectives of these partnerships include providing complete hardware and software UNIX solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating demand for our products.  We also have alliances with a number of solution providers who write and develop custom applications to run on UNIX operating systems.  Most of our small business customers that cannot afford high-end solutions or an information technology staff rely on one of our channel partners for these services.  Maintaining these strategic alliances for the year ending October 31, 2006 will be critical to the success of our UNIX business, and in particular, to the success of our recently released version of OpenServer.  We intend to continue to keep relationships with key partners in certain vertical markets such as retail, medical/pharmaceutical, manufacturing and accounting where our UNIX operating systems have an existing presence.  Our efforts to maintain or expand industry partnerships may be adversely impacted by our SCO Litigation.

Sales and Marketing

Our UNIX sales and marketing or field operations are organized by geographic area:  our Americas division and our International division.  Each division includes a sales organization, field marketing, pre- and post-sales technical support, and local professional services personnel.

Americas.  The Americas team has field sales and support personnel located around the United States, Latin America and Canada.  This region delivered approximately 52% of the total UNIX revenue for the year ended October 31, 2005.  The sales team is organized into Area Sales Managers (“ASMs”), who each manage a specific geographic area and support our resellers and channel partners as well as service our corporate account customer base, including OEM partners.  ASMs have the following specific roles:

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

•                  Corporate Sales – ASMs also sell directly to our major corporate accounts with branch offices or franchisees and other large corporations.  Typically, these customers have an existing suite of third-party or internally developed applications designed to run on our dependable and scalable OpenServer or UnixWare operating systems.  In many cases, our operating system and the applications are then deployed in an identical fashion across thousands of branch offices or franchisees.

International.  The International region delivered approximately 48% of our UNIX revenue for the year ended October 31, 2005 and includes EMEA (Europe, the Middle East and Africa) and Asia Pacific.  We have resources, employees or contractors in the United Kingdom, Germany, France, Italy, Spain, China, Korea, India, Japan, Australia and Taiwan.

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

We consider our indirect sales channel one of our most valuable assets.  In addition to the current revenue this channel produces, our reseller partners are valuable for the influence they possess on the purchasing decisions of small businesses.  Our resellers are often not only the primary point of contact for their small businesses customers’ purchasing decisions, but their customers’ outsourced information technology department.  The reach of our network of resellers into the small business community is broad as evidenced by our large install base of servers running various versions of our OpenServer and UnixWare operating systems.  A key to our future success will be our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers.

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

Information regarding financial data by segments, geographic regions and long-lived assets is set forth in Part II, Item 8 of this Form 10-K in Note 15 to the consolidated financial statements.

Software Engineering and Development

We have taken steps to improve our UNIX software products to maintain system reliability, maintain backward compatibility, increase application support, provide broad hardware support, better integrate widely used internet applications, improve usability, and increase system performance.  While we believe that these product enhancements will extend the lives and improve the functionality of our UNIX products, they will not result in significant revenue increases in the short-term due to the long adoption cycle for new operating system purchases and the length of our operating system product sales cycle.

Technology trends in the central processing unit (“CPU”) market have enabled our 32-bit operating systems and associated applications to run on 64-bit hardware.  These developments have significantly reduced the entry cost into the 64-bit market.  We have assigned a limited, but skilled set of resources to develop a 64-bit version of our operating system technology.  Our objective in making this investment is to provide our current and new customers a long-term product roadmap that will provide them a seamless upgrade path to 64-bit computing.  We expect this investment to provide future returns as we give customers confidence in their commitment to our technologies.

We are also deploying engineering resources on Me Inc., a growing suite of mobility services for personal and professional productivity, as well as custom services for business, government and consumer users.  Me Inc. digital services will enable easy, secure, real-time mobile access to all kinds of information stored in enterprise and web-based systems without the need for direct connection between end-point devices and those systems.

Our product development process is modeled to standard, commercial software engineering practices and we apply these practices to ensure consistent product quality.  As a result, we are able to offer our platform products to OEM customers in several configurations without significant additional effort.  We have incurred $8,329,000, $10,612,000, and $11,012,000 in research and development expense during the years ended October 31, 2005, 2004, and 2003, respectively.

SCOsource Business

Background

We acquired our rights relating to the UNIX source code and derivative works and other intellectual property rights when we purchased substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, Inc. in May 2001.  The Santa Cruz Operation had previously acquired such UNIX source code and other intellectual property rights from Novell in 1995, which technology was initially developed by AT&T Bell Labs.  Through this process, we acquired all UNIX source code, source code license agreements with thousands of UNIX vendors, certain UNIX intellectual property, all claims for violation of the above mentioned UNIX licenses and copyrights and other claims, and the control over UNIX derivative works.  The UNIX licenses we obtained have led to the development of several proprietary UNIX-based operating systems, including but not limited to our own UnixWare and OpenServer products, IBM’s AIX, Sequent’s DYNIX/Ptx, Sun’s Solaris, SGI’s IRIX and Hewlett-Packard’s HPUX.  These operating systems are all derivatives of the original UNIX source code owned by us.

The success of our SCOsource business depends on our ability to protect and enforce our rights to proprietary UNIX source code, copyrights and other intellectual property rights.  To protect our proprietary rights, we rely primarily on a combination of copyright laws, contractual rights and an aggressive legal strategy.

During the year ended October 31, 2003, we commenced our first SCOsource initiative in which we began reviewing the status of our existing UNIX license agreements with UNIX vendors and to identify those in the software industry that may be using our intellectual property without obtaining the necessary licenses.  As part of this process, we became aware that parts of our proprietary UNIX source code and derivative works had been included in the Linux operating system without attribution or our authorization in violation of our intellectual property rights.  We filed a complaint against IBM in March 2003 alleging that IBM breached its license agreement with us related to its efforts to promote and support the Linux operating system.  In addition to our action against IBM, we have filed other complaints against Novell, AutoZone, and DaimlerChrysler.  In our litigation with Novell, we seek relief for, among other things, Novell’s alleged bad faith efforts to interfere with our ownership and enforcement of our copyrights related to our UNIX source code.  A related lawsuit was filed against us by Red Hat.  We describe our legal actions in more detail below under Part I, Item 3 of this Form 10-K.

In August 2003, we offered to Linux and other end users a license to use our UNIX intellectual property.  The SCOsource intellectual property (“IP”) license permits the use of our UNIX intellectual property, in binary form only, as contained in the Linux operating system.  By purchasing the license, customers will properly compensate us for our UNIX intellectual property as currently found in Linux.  The SCOsource IP license was created in response to requests to provide a licensing program for those in the industry using our UNIX intellectual property to allow them to continue to run their mission-critical business solutions running in other environments.

Intellectual Property Protection

Our intellectual property protection relies primarily on a combination of contract rights, copyright laws and an aggressive legal strategy.  We also require that our employees and consultants sign confidentiality and nondisclosure agreements.  We also regulate access to, and distribution of, our documentation and other proprietary information.

We cannot guarantee the success of our SCO Litigation and other efforts to protect and enforce our intellectual property rights, but we will continue to seek to enforce and pursue these rights through the judicial system.  Additionally, we cannot be certain that we will succeed in preventing the future misappropriation of our proprietary information including copyrights and other intellectual property rights or that we will be able to prevent the unauthorized future use of our technology.

Employees

As of October 31, 2005, we had a total of 166 full-time equivalent employees.  Of the total employees, 49 were in product development, 55 in sales and marketing, 21 in customer service and technical support, 10 in customer delivery and manufacturing, 3 in SCOsource and 28 in administration (which includes finance, human resources, executive management and information systems).  From time to time, we also engage independent contractors to support our professional services, product development, sales and marketing organizations.  Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage.  In general, we believe our relations with our employees are good.

Item 1A.  Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We do not have a history of profitable operations.

Our year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business.  For the years ended October 31, 2005 and 2004, we incurred net losses to common stockholders of $10,726,000 and $16,227,000, respectively, and our accumulated deficit as of October 31, 2005 was $234,942,000.

If our revenue from the sale of our UNIX products and services continues to decline, we will need to further reduce operating expenses to generate positive cash flow. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.

Our UNIX products and services revenue has declined over the last several years primarily as a result of continued competition from alternative operating systems, particularly Linux. In our results of operations, we recognize revenue from agreements for support and maintenance contracts and other long-term contracts that have been previously invoiced and are included in deferred revenue. Our future UNIX revenue may be adversely impacted and may continue to decline if we are unable to replenish these deferred revenue balances with long-term maintenance and support contracts or replace them with other sustainable revenue streams. If we are unable to generate positive cash flow and profitable operations, our business will be adversely impacted.

We may not prevail in our SCO Litigation, which may adversely affect our ability to continue in business.

We continue to pursue the SCO Litigation and believe in the merits of our cases.  In our action against IBM, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX source code and derivative works in connection with its efforts to promote the Linux operating system.  IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux market.  Discovery is continuing in the case.  If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations would be materially harmed and we may not be able to continue in business.  The litigation with IBM and others will be costly, and our costs for legal fees and related expenses have been and will continue to be substantial and may exceed our capital resources.  Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

As a result of the SCO Litigation, participants in the Linux marketplace and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts.  Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us.  We expect that similar efforts likely will continue.  There is a risk that additional participants in our marketplace will negatively view the SCO Litigation, and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace, our results of operations and our stock price and our ability to stay in business.

As a response to our claim that our UNIX source code and derivative works have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain copyrights in our UNIX source code, and it has filed 15 copyright applications with the United States Copyright Office related to UNIX.  Novell has claimed to have retained rights related to UNIX source code licenses, including the license with IBM.  Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights.  Novell has purported to veto our termination of the IBM, Sequent and SGI licenses.  We have asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation in May 2001, which had previously acquired all such assets and rights from Novell in 1995 pursuant to an asset purchase agreement, as amended.  In January 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our rights related to our UNIX source code and derivative works and our UnixWare products.  Novell twice unsuccessfully sought to have the case dismissed.

On July 29, 2005, Novell filed its Answer and Counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, and accounting, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell, including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX source code.

Notwithstanding our assertions of full ownership of critical UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell and end users such as AutoZone and DaimlerChrysler, the efforts of Novell and the other Linux proponents described above may cause further damage to our business including our ability to monetize our UNIX assets.  These efforts of Linux proponents also may increase the negative view some participants in our marketplace have regarding our SCO Litigation and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized use of our UNIX source code and derivative works in Linux violates our contracts and copyrights.  Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of the SCO Litigation and negatively impact our business.  For example, we believe that our decrease in SCOsource revenue for the years ended October 31, 2005 and 2004 was in part attributable to Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

We operate in a highly competitive market and face significant competition from a variety of current and potential sources; many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

In the operating system market, our competitors include IBM, Red Hat, Novell, HP, Sun, Microsoft and other Linux distributors.  These and other competitors are aggressively pursuing the current UNIX operating system market. Many of these competitors have access to substantially greater resources than we do.  The major competitive alternative to our UNIX products is Linux.  The expansion of our competitors’ offerings may restrict the overall market available for our UNIX products, including some markets where we have been successful in the past.

Our future success may depend in part on our ability to continue to meet the increasing needs of our customers by supporting existing and emerging technologies.  If we do not enhance our products to meet these evolving needs, we may not remain competitive and be able to sustain or grow our business. Additionally, because technological advancement in the UNIX operating system market and alternative operating system markets is progressing at an advanced pace, we will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with these developments, evolving industry standards and changing customer requirements.  Our failure to meet any of these and other competitive pressures may render our existing products and services obsolete, which would have an adverse impact on our revenue and operations.

The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers.  In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products.  If this trend continues, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline.  The decline in our UNIX business may be accelerated if industry partners withdraw their support from us for any reason, including our SCO Litigation.

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

The decline in our UNIX business and our SCO Litigation may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue and would adversely impact our results of operations and liquidity.

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

We initiated the SCOsource licensing effort in the year ended October 31, 2003 to review the status of UNIX licensing and sublicensing agreements.  This effort resulted in the execution of two significant vendor license agreements and generated $25,846,000 in revenue during the year ended October 31, 2003.  During the year ended October 31, 2004, our SCOsource licensing revenue declined significantly to only $829,000 and during the year ended October 31, 2005, our SCOsource licensing revenue declined further to $166,000.  Because of a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

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

Factors that may affect our results include:

•                                          ability to successfully negotiate and complete licensing and other agreements related to our intellectual property;

•                                          the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•                                          the activities of short sellers;

•                                          changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•                                          results of, or developments in, our SCO Litigation;

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

During the three months ended April 30, 2004, our Indian office was given a withholding tax assessment from the Government of India Income Tax Department.  The Tax Department assessed a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax Department and believe that revenue from our packaged software does not qualify for royalty treatment and therefore would not be subject to withholding tax.  However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts.  Because of our international operations, we may be subject to additional withholding or taxes from other international jurisdictions.

If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.

We need to retain our key management, technical and support personnel.  Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees.  The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations.  Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our President and Chief Executive Officer.

Our Engagement Agreement with the law firms representing us in the SCO Litigation requires us to pay for expert, consulting and other costs, which could harm our liquidity position if these costs are higher than anticipated.

As of October 31, 2005, we had a total of $10,437,000 in cash and cash equivalents and available-for-sale securities and an additional $2,875,000 of restricted cash to be used in our operations and pursue the SCO Litigation.  Since October 31, 2004, we have spent $2,125,000 for expert, consulting and other costs as agreed in the Engagement Agreement with our legal counsel in the SCO Litigation.  As we continue with discovery and other trial preparations during the year ending October 31, 2006, we believe that we will spend the $2,875,000 remaining in escrow and we may be required to place additional amounts into the escrow account, which could harm our liquidity position.

We have issued options under our equity compensation plans without complying with registration or qualification requirements under the securities laws of California, Georgia and possibly other states, and, as a result, we may incur rescission liability for such options and may face additional potential claims under state securities laws.

In addition to the shares issued under the ESPP, we have granted options under our 1999 Omnibus Stock Incentive Plan and 2002 Omnibus Stock Incentive Plan without complying with the registration or qualification requirements under the securities laws of California, Georgia and possibly other states.  We may face rescission liability to plan participants holding unexercised stock options in these states.  Additionally, regulatory authorities may require us to pay fines or they may impose other sanctions upon us, and we may face other claims by plan participants other than rescission claims.

Our stock price is volatile.

The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods.  We believe that changes in our stock price are affected by the factors mentioned above under the caption entitled “Fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price” as well as from changing public perceptions concerning the strength of our intellectual property claims and other factors beyond our control.  Public perception can change quickly and without any change or development in our underlying business or litigation position.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

There are risks associated with the potential exercise of our outstanding options.

As of December 31, 2005, we have issued and outstanding options to purchase up to approximately 3,811,000 shares of common stock with an average exercise price of $4.17 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Common stock available for resale may depress the market price of our common stock.

We have filed a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by one of our shareholders of up to 2,105,163 shares of common stock, or 10.0% of our outstanding common stock.  In addition, we have filed a registration statement with the SEC, which has not been declared effective, covering the potential resale by some of our shareholders of up to 2,852,449 shares of our common stock, or 13.6% of our outstanding common stock.  The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

Our stock price could decline further because of the activities of short sellers.

Our stock has attracted significant interest from short sellers.  The activities of short sellers could further reduce the price of our stock or inhibit increases in our stock price.

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

We have adopted a stockholder rights plan.  The power given to the Board of Directors by the stockholder rights plan may make it more difficult for a change of control of our company to occur or for our company to be acquired when the acquisition is opposed by our Board of Directors.

Item 1B.  Unresolved Staff Comments

Not applicable as we are not an accelerated filer or a well-known seasoned issuer.

Item 2.  Properties

We are headquartered in Lindon, Utah, where we lease administrative, sales and marketing facilities.  We lease additional facilities for administration, sales and marketing and product development in Scotts Valley, California and Murray Hill, New Jersey.  The leases for our facilities expire at various dates through our fiscal year ending October 31, 2008.

Our international field operations occupy leased facilities in France, Japan, Germany, India, and the United Kingdom.  The leases for these field operation facilities expire at various dates through our fiscal year ending October 31, 2008.

As indicated in Item 1, we have two business segments: UNIX and SCOsource.  These segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of our properties in whole or in part for each of our segments.

We believe that our existing facilities are adequate to meet current business and operating requirements and that additional office space will be available to meet our needs if required.

Item 3.  Legal Proceedings

IBM Corporation

On or about March 6, 2003, we filed a civil complaint against IBM in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  In this action we claim, among other things, that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. “Sequent” licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system.  Our complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement.  As a result of IBM’s actions, we are requesting damages in an amount to be proven at trial and seeking injunctive relief.

On or about March 6, 2003, we notified IBM that they were not in compliance with our UNIX source code license agreement and on or about June 13, 2003, we delivered to IBM a notice of termination of their UNIX source code license agreement, which underlies IBM’s AIX software.  On or about August 11, 2003 we sent a similar notice terminating the Sequent source code license.  IBM disputes our right to terminate those licenses.  In the event our termination of those licenses is valid we believe IBM is exposed to substantial damages and injunctive relief based on its continued use and distribution of the AIX operating system.  On June 9, 2003, Novell sent us a notice purporting to waive our claims against IBM regarding its license breaches.  We do not believe that Novell had the right to take any such action relative to our UNIX source code rights.

On February 27, 2004, we filed a second amended complaint which alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM filed an answer and fourteen counterclaims.  Among other things, IBM has asserted that we do not have the right to terminate IBM’s UNIX license and IBM has claimed that we have breached the GNU General Public License and have infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights.  On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.

On February 9, 2005, the Court denied three motions for partial summary judgment that IBM had filed on our contract claims, on IBM’s eighth counterclaim for copyright infringement, and on IBM’s tenth counterclaim for a declaration of non-infringement of our copyrights.  The Court denied each of those motions without prejudice to IBM’s renewing or refiling the motions after discovery is complete.  The Court also denied our motion to stay or dismiss IBM’s tenth counterclaim. The Court ordered that no further dispositive motions could be filed until the close of discovery.

On July 1, 2005, the Court issued a revised Scheduling Order establishing, among other things, discovery and motion deadlines over the next 18 months with a five-week jury trial to commence on February 26, 2007.

Pursuant to the Court’s July 1, 2005 Scheduling Order, we filed our Interim Disclosure of Material Misused by IBM on October 28, 2005.  Our report includes a matrix that identifies 217 separate technology disclosures that we contend IBM improperly made to enhance Linux in violation of one or more contractual prohibitions governing IBM’s use of our proprietary material.  We continued to review relevant materials including evidence IBM has produced in discovery and filed an updated report on December 22, 2005 detailing IBM’s misuse of our proprietary material.  Our December 22 report includes 293 total disclosures which we claim violate our contractual rights and copyrights.  These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.  Discovery is ongoing in the case as the parties prepare for trial.

Novell, Inc.

On January 20, 2004, we filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our ownership of copyrights related to our UNIX source code and derivative works and our UnixWare product.  After removal to federal court, the case is now pending in the United States District Court for the District of Utah under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.  In the lawsuit, we requested preliminary and permanent injunctive relief as well as damages.  Through these claims, we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.

Novell has filed two motions to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law.  The Court denied both of Novell’s motions to dismiss.  On July 29, 2005, Novell filed its Answer and Counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, and accounting, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On December 6, 2005, a scheduling order was entered by the Court setting a schedule of discovery and motions leading up to a trial in June 2007.  On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX code.  Novell has consented to our filing of these additional claims.  Discovery is commencing in the case.

DaimlerChrysler Corporation

On or about March 3, 2004, we brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX license agreement with us. The lawsuit alleges that DaimlerChrysler breached its UNIX software agreement by failing to provide an adequate or timely certification of its compliance with that agreement as we requested. The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award us damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the court may deem to be equitable and just.

In response to DaimlerChrysler’s motion to dismiss, the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification, but denied the motion as to whether the certification was timely.  Based on this ruling, we filed a motion to stay the case pending the clarification of certain issues in the IBM litigation. The Court denied the motion to stay and based on a stipulation of the parties, the Court signed an order of dismissal without prejudice.  The Appellate Court has dismissed our appeal of the July 21, 2004 ruling finding that the order was not a final, appealable order.

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

We have concluded the initial discovery allowed by the court and filed our report with the court on May 27, 2005.  Contrary to AutoZone’s own statements to the court, we found through discovery, including depositions and other admissions of AutoZone, many instances of copying of programs containing our OpenServer code.  AutoZone has represented that it has now removed all of our code and proprietary information it copied or used in its migration to Red Hat Linux.  Because AutoZone represents it has removed or otherwise is not using our code and proprietary information, we currently do not intend to move for a preliminary injunction. AutoZone does not admit that it violated our rights or caused us damage in that migration process, which are still points of dispute between the parties.  Given the stay issued by the Court in the case, we reserve the right to pursue infringement and damages in the future based on these issues and other issues stayed by the Court.

IPO Class Action Matter

We are an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during our initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended.

The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the court for approval.  If the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to us and our directors.

We have notified our underwriters and insurance companies of the existence of the claims. Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by us.

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. filed a complaint against us. The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims that we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the court denied our motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the Court denied on March 31, 2005. We intend to vigorously defend this action. In the event the stay is lifted and Red Hat is allowed to pursue its claims, we will likely assert counterclaims against Red Hat.

Indian Distributor Matter

In April 2003, a former Indian distributor of our company filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that we trade in India only through the distributor and/or give a security deposit until the claim is paid.  The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that we are responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets.  These requests for interim relief have failed in the court, and discovery has commenced and hearings on the main claims have been held and are ongoing.  We intend to vigorously defend this action.

Pursuit and defense of the above-mentioned matters will continue to be costly, and management expects the costs for legal fees and related expenses will be substantial.

The ultimate outcome or potential negative effect on our results of operations or financial position of each of the Red Hat, Inc., IPO Class Action, and the Indian Distributor matters is neither probable nor estimable.

We are a party to certain other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended October 31, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock initially traded on The Nasdaq National Market beginning in March 2000, but has been traded on The Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) since February 2003.  In September 2002, we changed our trading symbol from “CALD” to “SCOX.”  The table below sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq Capital Market, as applicable, for the last two years.

	SCO Common Stock
	High	Low
Year Ended October 31, 2005
Quarter ended January 31, 2005	$4.99	$2.85
Quarter ended April 30, 2005	4.60	3.42
Quarter ended July 31, 2005	4.22	3.50
Quarter ended October 31, 2005	4.93	3.75

Year Ended October 31, 2004
Quarter ended January 31, 2004	$19.08	$13.65
Quarter ended April 30, 2004	14.40	6.26
Quarter ended July 31, 2004	6.34	4.03
Quarter ended October 31, 2004	5.10	2.98

On January 20, 2006, the closing sales price for our common stock as reported by The Nasdaq Capital Market was $3.78.  As of January 20, 2006, there were 394 holders of common stock of record.

Dividend Policy

We have not historically declared or paid any cash dividends on shares of our common stock and plan to retain our future earnings, if any, to fund the development and growth of our business.

Issuer Purchases of Equity Securities

During the three months ended October 31, 2005, we did not purchase any of our equity securities.

Item 6.  Selected Financial Data

The following selected financial data set forth below should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 of this Form 10-K.  The selected statement of operations data for the years ended October 31, 2005, 2004 and 2003 and the selected balance sheet data as of October 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes in this Form 10-K.

The selected statement of operations data for the years ended October 31, 2002 and 2001 and the selected balance sheet data as of October 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Total revenue	$36,004	$42,809	$79,254	$64,241	$40,441
Gross margin	$17,691	$15,711	$59,332	$45,925	$25,518
Income (loss) from operations	$(11,899)	$(28,573)	$3,436	$(24,176)	$(133,636)
Net income available (loss applicable) to common stockholders	$(10,726)	$(16,227)	$5,304	$(24,877)	$(131,357)
Basic net income (loss) per common share	$(0.60)	$(1.07)	$0.43	$(1.93)	$(10.92)
Diluted net income (loss) per common share	$(0.60)	$(1.07)	$0.34	$(1.93)	$(10.92)
Weighted average basic common shares	17,924	15,155	12,261	12,893	12,024
Weighted averaged diluted common shares	17,924	15,155	15,679	12,893	12,024

	As of October 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$4,272	$12,693	$64,428	$6,589	$20,541
Working capital (deficit)	8,669	15,413	37,168	(6,332)	14,401
Total assets	28,948	55,400	94,952	37,406	74,859
Long-term liabilities	338	343	508	1,625	5,925
Redeemable preferred stock	—	—	29,671	—	—
Common stock subject to rescission	1,018	528	—	—	—
Total stockholders’ equity	11,337	21,702	19,516	8,177	34,604

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K.  All information presented herein is based on our fiscal year ended October 31, 2005.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historical Background.  We originally incorporated as Caldera Systems, Inc., a Utah corporation (as previously defined, “Caldera Systems”), on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000.  In March 2000, we completed an initial public offering of our common stock.  On May 7, 2001, we formed a new holding company in Delaware under the name of Caldera International, Inc. (as previously defined, “Caldera International”) to acquire substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation.  In connection with this acquisition, Caldera Systems became a wholly owned subsidiary of Caldera International.  Former holders of shares and options to purchase shares of Caldera Systems received an equal number of shares and options to purchase shares in Caldera International.  On May 16, 2003, our stockholders approved our corporate name change to The SCO Group, Inc.

Recent Developments.  We discovered in 2005 that we had offered and sold shares of our common stock under our 2000 Employee Stock Purchase Plan, or ESPP, without complying with registration or qualification requirements under federal securities laws and the securities laws of California, Utah and possibly other states.  As a result, those current and former employees had a right to rescind their purchases of shares under the ESPP or recover damages if they no longer owned the shares, subject to applicable statutes of limitations.

In December 2005, we offered to rescind a total of 337,289 shares of common stock issued under our ESPP to current and former employees while they resided in California, Connecticut, Illinois, New Jersey, Utah, Texas or Washington.  These shares represented all of the ESPP shares we issued to residents of these states for which a purchaser could claim a rescission right.  The rescission offer was intended to address our rescission liability relating to our federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to us or recover damages, as the case may be.

Our rescission offer concluded on January 20, 2006.  As of that date, 14 offerees had accepted our offer to rescind the purchase of approximately 7,300 shares issued under our ESPP.  We plan to make aggregate payments to such offerees of approximately $41,500, which includes approximately $9,700 in applicable statutory interest and damages.  As a result of the rescission offer, we believe we have extinguished our state rescission liability and mitigated our federal rescission liability to anyone to whom the rescission offer was made for noncompliance with the registration or qualification requirements of federal and state securities laws as they relate to the shares issued under our ESPP.

The rescission offer did not address stock options that may have been issued without registration or qualification requirements under the securities laws of California, Georgia and possibly other states.  We may still face rescission liability to plan participants holding unexercised stock options in these states.

Business Focus

UNIX Business.  Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX software technology for distributed, embedded and network-based systems.  Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers.  We have a presence in a number of countries that provide support and services to customers and resellers.  The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.

We access these corporations through their information technology or purchasing departments with our Area Sales Managers (“ASMs”) in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”).  Our sales of UNIX products and services during the last several years have been primarily to pre-existing UNIX customers and not newly acquired customers.  Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.

The following table and footnote shows the operating results of the UNIX business for the years ended October 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Revenue	$35,838	$41,980	$53,408
Cost of revenue	5,466	7,355	10,422
Gross margin	30,372	34,625	42,986
Sales and marketing	11,666	15,806	24,392
Research and development	7,940	10,126	11,012
General and administrative	6,604	7,385	6,230
Other (1)	2,394	9,008	5,306
Total operating expenses	28,604	42,325	46,940
Income (loss) from operations	$1,768	$(7,700)	$(3,954)

(1)                      For the year ended October 31, 2005, other costs included $2,372 of amortization of intangibles and $22 of stock-based compensation.  For the year ended October 31, 2004, other costs included $3,168 of severance and exit costs, $2,566 of amortization of intangibles, $2,355 of losses on disposition and impairment of long-lived assets, and $919 of stock-based compensation.  For the year ended October 31, 2003, other costs included $3,190 of amortization of intangibles, $1,204 of stock-based compensation, $498 of severance and exit costs, $250 of write-offs of investments, and $164 of losses on disposition and impairment of long-lived assets.

Revenue from our UNIX business decreased by $6,142,000, or 15%, for the year ended October 31, 2005 compared to the year ended October 31, 2004 and decreased by $11,428,000, or 21%, for the year ended October 31, 2004 compared to the year ended October 31, 2003.  The revenue from our UNIX business has been declining over the last several years primarily as a result of continued competition from alternative operating systems, particularly Linux.  We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business revenue because users of Linux generally do not pay for the operating system itself, but for services and maintenance.

In an effort to attain profitability in our UNIX business, we have decreased our costs in each of the last three years.  Operating costs for our UNIX business decreased from $46,940,000 for the year ended October 31, 2003, to $42,325,000 for the year ended October 31, 2004, and then further decreased to $28,604,000 for the year ended October 31, 2005.  These cost reductions have primarily been attributable to reduced headcount and consolidation of certain facilities.

In our UNIX business, we have reduced the number of full-time equivalent employees from 295 as of October 31, 2003, to 193 as of October 31, 2004, and to 163 as of October 31, 2005.  We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence.  Based on our cost-cutting actions, we have planned that our UNIX business will continue to generate positive cash flow during the year ending October 31, 2006.

The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCO Litigation.  The decline in our UNIX business and the SCO Litigation may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in revenue from our UNIX business.

SCOsource Business.  During the year ended October 31, 2003, we became aware that our UNIX code and derivative works had been inappropriately included by others in the Linux operating system.  We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance.  The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

In an effort to protect our UNIX intellectual property, we initiated our SCOsource business.  Our SCOsource revenue for the years ended October 31, 2004 and 2005 was significantly lower than revenue generated during the year ended October 31, 2003 and we believe and allege our revenue and related revenue opportunities have been adversely impacted by Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

The following table shows the results of operations for the SCOsource business (in thousands):

	2005	2004	2003

Revenue	$166	$829	$25,846
Cost of revenue	12,847	19,743	9,500
Gross margin (deficit)	(12,681)	(18,914)	16,346
Sales and marketing	154	1,232	—
Research and development	389	486	—
General and administrative	443	241	—
Compensation to law firms	—	—	8,956
Total operating expenses	986	1,959	8,956
Income (loss) from operations	$(13,667)	$(20,873)	$7,390

Revenue from our SCOsource business decreased from $25,846,000 for the year ended October 31, 2003, to $829,000 for the year ended October 31, 2004, and to $166,000 for the year ended October 31, 2005.  During the year ended October 31, 2003, SCOsource revenue was primarily attributable to two large vendor licenses.  We did not close similar transactions during the years ended October 31, 2005 and 2004.  Revenue for the years ended October 31, 2005 and 2004 was primarily attributable to sales of our SCOsource IP agreements.

Cost of revenue increased from $9,500,000 for the year ended October 31, 2003 to $19,743,000 for the year ended October 31, 2004, which was primarily attributable to increased legal fees incurred in connection with our SCO Litigation.  Cost of revenue decreased to $12,847,000 for the year ended October 31, 2005 and this decrease was primarily attributable to our modified fee agreement with the law firms (the “Law Firms”) representing us in the SCO Litigation that has significantly reduced our ongoing costs.  The decrease in operating expenses was primarily attributable to decreased personnel and related costs.

Operating expenses for sales and marketing, research and development and general and administrative decreased from $1,959,000 during the year ended October 31, 2004 to $986,000 during the year ended October 31, 2005.  The decrease in operating expenses was primarily attributable to decreased personnel and related costs.  The other expense for the year ended October 31, 2003 of $8,956,000 was attributable to a contingency fee payable to the Law Firms incurred in connection with the October 2003 issuance of our now retired Series A Convertible Preferred Stock.  This fee was not for attorney’s fees for legal services, which fees have been recorded as cost of SCOsource licensing revenue and was paid in November 2004.

Because of the uncertainties related to our SCOsource business, we are unable to estimate the amount and timing of future SCOsource licensing revenue.  We are unlikely to generate significant revenue from our SCOsource business unless and until we prevail in our SCO Litigation.  Additionally, the success of the SCOsource business may depend on the strength of our intellectual property rights and claims regarding UNIX, including our claims against Novell and the strength of our claim that unauthorized UNIX source code and derivative works are contained in Linux.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Note 2 of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

Our critical accounting policies and estimates include the following:

•                            Revenue recognition;

•                            Deferred income taxes and related valuation allowances;

•                            Severance and exit costs;

•                            Impairment of long-lived assets; and

•                            Allowances for doubtful accounts.

Revenue Recognition.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  Revenue recognition in accordance with these pronouncements is complex due to the nature and variability of our sales transactions.  We recognize products revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

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

Deferred Income Taxes and Related Valuation Allowance.  The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined.  We have provided a valuation allowance of $69,239,000 against our entire net deferred tax asset as of October 31, 2005.  The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.

Severance and Exit Costs.  Since 2001, we have undertaken significant restructuring activities to reduce our ongoing cost of operations.  All restructurings that occurred prior to the year ended October 31, 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  For restructuring activities initiated beginning with the year ended October 31, 2003, we have accounted for the one-time termination benefits, contract termination costs and other associated costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Other severance benefits have been accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.”

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

Impairment of Long-lived Assets.  We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

We performed an impairment analysis as of October 31, 2005 and determined that the fair value of our remaining long-lived assets was in excess of the current carrying values and that no impairment had occurred.  Judgment from management is required to determine if a triggering event has occurred and in forecasting future operating results.

Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.  If the operating trends for our UNIX or SCOsource businesses continue to decline we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

Allowance for Doubtful Accounts.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and have applied these policies consistently throughout the last three fiscal years.  Our allowance for doubtful accounts, which is determined based on our historical experience and a specific review of customer balances, was $144,000 as of October 31, 2005.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the years ended October 31, 2005, 2004 and 2003 (in thousands):

	Years Ended October 31,
Statement of Operations Data:	2005	2004	2003

Revenue:
Products	$30,190	$35,352	$45,028
SCOsource licensing	166	829	25,846
Services	5,648	6,628	8,380
Total revenue	36,004	42,809	79,254
Cost of revenue:
Products	2,544	3,221	4,068
SCOsource licensing	12,847	19,743	9,500
Services	2,922	4,134	6,354
Total cost of revenue	18,313	27,098	19,922
Gross margin	17,691	15,711	59,332
Operating expenses:
Sales and marketing	11,820	17,038	24,392
Research and development	8,329	10,612	11,012
General and administrative	7,047	7,626	6,230
Severance and exit costs	—	3,168	498
Amortization of intangibles	2,372	2,566	3,190
Loss on disposition and impairment of long-lived assets	—	2,355	164
Write-off of investments	—	—	250
Stock-based compensation	22	919	1,204
Compensation to law firms	—	—	8,956
Total operating expenses	29,590	44,284	55,896
Income (loss) from operations	(11,899)	(28,573)	3,436
Equity in income (losses) of affiliates	47	111	(62)
Other income, net	1,399	6,507	2,827
Provision for income taxes	(273)	(1,395)	(774)
Net income (loss)	(10,726)	(23,350)	5,427
Contributions from (dividends on) redeemable convertible preferred stock	—	7,123	(123)
Net income available (loss applicable) to common stockholders	$(10,726)	$(16,227)	$5,304

Years Ended October 31, 2005, 2004 and 2003

Revenue

	2005	Change	2004	Change	2003

Revenue	$36,004,000	(16)%	$42,809,000	(46)%	$79,254,000

Revenue for the year ended October 31, 2005 decreased by $6,805,000, or 16%, from the year ended October 31, 2004.  This decrease was primarily attributable to a decrease in UNIX products and services revenue as a result of continued competition from other operating systems, primarily Linux.  Revenue for the year ended October 31, 2004 decreased by $36,445,000, or 46%, from the year ended October 31, 2003.  This decrease was primarily attributable to significantly lower SCOsource licensing revenue in the year ended October 31, 2004 compared to the year ended October 31, 2003 as well as a continued decline in our UNIX business.

Revenue generated from our UNIX business and SCOsource business is as follows:

	2005	Change	2004	Change	2003

UNIX revenue	$35,838,000	(15)%	$41,980,000	(21)%	$53,408,000
Percent of total revenue	100%		98%		67%
SCOsource revenue	166,000	(80)%	829,000	(97)%	25,846,000
Percent of total revenue	0%		2%		33%

The decrease in revenue in the UNIX business of $6,142,000 for the year ended October 31, 2005 compared to the year ended October 31, 2004 and the decrease in revenue of $11,428,000 for the year ended October 31, 2004 compared to the year ended October 31, 2003 was primarily attributable to continued competition from other operating systems, particularly Linux.  We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenue because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance.  We anticipate that for the year ending October 31, 2006 our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2005 as a result of this continued competition.

SCOsource revenue decreased by $663,000 for the year ended October 31, 2005 compared to the year ended October 31, 2004 and this decrease was primarily attributable to reduced sales of IP agreements.  The decrease in SCOsource licensing revenue of $25,017,000 from the year ended October 31, 2003 to the year ended October 31, 2004 was primarily attributable to minimal vendor licensing revenue in the year ended October 31, 2004 compared to significant vendor licensing revenue generated in the year ended October 31, 2003 as a result of two large vendor licenses.

Sales of our UNIX products and services during the years ended October 31, 2005, 2004 and 2003 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.  This may occur as a result of the decline of our UNIX business and our SCO Litigation.

Products Revenue

	2005	Change	2004	Change	2003

Products revenue	$30,190,000	(15)%	$35,352,000	(21)%	$45,028,000
Percent of total revenue	84%		83%		57%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large end-user accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $5,162,000 from the year ended October 31, 2004 to the year ended October 31, 2005 and the decrease of $9,676,000 from the year ended October 31, 2003 to the year ended October 31, 2004 was primarily attributable to decreased sales of OpenServer and UnixWare products primarily resulting from continued competition in the operating system market, particularly Linux.  We believe that this competition from Linux will continue for the year ending October 31, 2006 and future periods.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	2005	Change	2004	Change	2003

OpenServer revenue	$16,720,000	(9)%	$18,467,000	(17)%	$22,162,000
Percent of products revenue	55%		52%		49%
UnixWare revenue	8,979,000	(19)%	11,125,000	(21)%	14,083,000
Percent of products revenue	30%		32%		31%
Other products revenue	4,491,000	(22)%	5,760,000	(34)%	8,783,000
Percent of products revenue	15%		16%		20%

The decreases in revenue for OpenServer, UnixWare and other products are all primarily the result of continued competition, particularly from Linux operating system providers.

SCOsource Licensing Revenue

	2005	Change	2004	Change	2003

SCOsource licensing revenue	$166,000	(80)%	$829,000	(97)%	$25,846,000
Percent of total revenue	0%		2%		33%

We initiated our SCOsource business for the purpose of protecting our intellectual property rights in our UNIX source code and derivative works.  SCOsource licensing revenue was $166,000 for the year ended October 31, 2005 and $829,000 for the year ended October 31, 2004, down significantly from revenue of $25,846,000 generated in the year ended October 31, 2003.  The SCOsource revenue for the years ended October 31, 2005 and 2004 was primarily attributable to sales of SCOsource IP agreements and the SCOsource licensing revenue in the year ended October 31, 2003 was primarily attributable to fees associated with two significant vendor licenses.  We believe and allege that our decrease in SCOsource revenue for the years ended October 31, 2005 and 2004 was in part attributable to Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and, when generated, we expect that such revenue will be sporadic.

Services Revenue

	2005	Change	2004	Change	2003

Services revenue	$5,648,000	(15)%	$6,628,000	(21)%	$8,380,000
Percent of total revenue	16%		15%		11%

Services revenue consists primarily of annual and incident technical support fees, engineering services fees, professional services and consulting fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The decrease in services revenue of $980,000, or 15%, from the year ended October 31, 2004 to the year ended October 31, 2005 and the decrease of $1,752,000, or 21%, from the year ended October 31, 2003 to the year ended October 31, 2004 was primarily attributable to a decrease in products revenue and decreased professional services revenue.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	2005	Change	2004	Change	2003

Cost of products revenue	$2,544,000	(21)%	$3,221,000	(21)%	$4,068,000
Percentage of products revenue	8%		9%		9%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $677,000, or 21%, from the year ended October 31, 2004 to the year ended October 31, 2005 and decreased $847,000, or 21%, from the year ended October 31, 2003 to the year ended October 31, 2004.  This decrease in cost of products revenue was primarily attributable to lower products revenue, as margins did not vary significantly.

For the year ending October 31, 2006, we expect the dollar amount of our cost of products revenue to be less than the year ended October 31, 2005 and, as a percentage of products revenue, to be consistent with the percentage achieved during the year ended October 31, 2005.

Cost of SCOsource Licensing Revenue

	2005	Change	2004	Change	2003

Cost of SCOsource licensing revenue	$12,847,000	(35)%	$19,743,000	108%	$9,500,000

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue decreased by $6,896,000, or 35%, from the year ended October 31, 2004 to the year ended October 31, 2005 and was primarily attributable to decreased legal costs incurred in connection with the SCO Litigation as a result of our Engagement Agreement with the Law Firms representing us.  Cost of SCOsource licensing revenue increased by $10,243,000, or 108%, from the year ended October 31, 2003 to the year ended October 31, 2004 and was primarily attributable to increased legal costs incurred in connection with our SCO Litigation.

We anticipate that the dollar amount of our cost of SCOsource licensing revenue for the year ending October 31, 2006 will be lower than for the year ended October 31, 2005 as we make our final $2,000,000 payment that is due to the Law Firms and continue to make payments for expert, consulting and other fees.  However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our company, which could cause cost of SCOsource licensing revenue for the year ending October 31, 2006 to be higher than the year ended October 31, 2005.

Cost of Services Revenue

	2005	Change	2004	Change	2003

Cost of services revenue	$2,922,000	(29)%	$4,134,000	(35)%	$6,354,000
Percentage of services revenue	52%		62%		76%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $1,212,000, or 29%, from the year ended October 31, 2004 to the year ended October 31, 2005 and decreased by $2,220,000, or 35%, from the year ended October 31, 2003 to the year ended October 31, 2004 and was primarily attributable to reduced employee and employee-related costs.

For the year ending October 31, 2006, we expect the dollar amount of our cost of services revenue to be less than that incurred for the year ended October 31, 2005 and that cost of services revenue as a percentage of services revenue will be consistent to that generated for the year ended October 31, 2005.

Sales and Marketing

	2005	Change	2004	Change	2003

Sales and marketing expense	$11,820,000	(31)%	$17,038,000	(30)%	$24,392,000
Percentage of total revenue	33%		40%		31%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expense of $5,218,000, or 31%, from the year ended October 31, 2004 to the year ended October 31, 2005, and the decrease of $7,354,000, or 30%, from the year ended October 31, 2003 to the year ended October 31, 2004 was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, less commissions and lower advertising costs.  The decrease in sales and marketing expense as a percentage of revenue from the year ended October 31, 2004 to the year ended October 31, 2005 was the result of costs decreasing at a greater pace than our revenue decline and the increase from the year ended October 31, 2003 to the year ended October 31, 2004 was a result of lower revenue for the year ended October 31, 2004.  Our sales and marketing full-time equivalent employees decreased from 114 as of October 31, 2003, to 62 as of October 31, 2004 to 55 as of October 31, 2005.

For the year ending October 31, 2006, we anticipate that the dollar amount of sales and marketing expense will decrease from the year ended October 31, 2005.

Research and Development

	2005	Change	2004	Change	2003

Research and development expense	$8,329,000	(22)%	$10,612,000	(4)%	$11,012,000
Percentage of total revenue	23%		25%		14%

Research and development expense consists of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expense decreased by $2,283,000, or 22%,  from the year ended October 31, 2004 to the year ended October 31, 2005 and decreased by $400,000, or 4%, from the year ended October 31, 2003 to the year ended October 31, 2004.  During the years ended October 31, 2005 and 2004, our engineering efforts were focused on the release of UnixWare 7.1.4 and on the release of OpenServer 6; both significant releases of our two primary operating system products.  These development efforts required us to maintain our research and development infrastructure, which limited our ability to cut costs in this area as significantly as we have done in other areas.  Research and development expense as a percentage of revenue declined in the year ended October 31, 2005 as compared to the year ended October 31, 2004 as a result of costs decreasing at a greater pace than our revenue declined.  Research and development expense as a percentage of revenue increased in the year ended October 31, 2004 as compared to the year ended October 31, 2003 as a result of lower revenue in fiscal year 2004.  Our research and development full-time equivalent employees decreased from 75 as of October 31, 2003, to 64 as of October 31, 2004 to 49 as of October 31, 2005.

For the year ending October 31, 2006, we anticipate that the dollar amount of research and development expense will decrease from the year ended October 31, 2005.

General and Administrative

	2005	Change	2004	Change	2003

General and administrative expense	$7,047,000	(8)%	$7,626,000	22%	$6,230,000
Percentage of total revenue	20%		18%		8%

General and administrative expense consists of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting services and corporate allocations.  General and administrative expense decreased by $579,000, or 8%, from the year ended October 31, 2004 to the year ended October 31, 2005.  This decrease was primarily attributable to lower personnel and related costs offset by increased legal and accounting costs related to the restatement of our quarterly financial statements and the preparation of our recently completed rescission offer.  General and administrative expense increased by $1,396,000, or 22%, from the year ended October 31, 2003 to the year ended October 31, 2004.  The increase in general and administrative expense was primarily attributable to increased legal costs as a result of corporate and regulatory legal matters not classified as cost of SCOsource licensing revenue and increased fees from other professional service providers.  General and administrative expense as a percent of total revenue increased during the years ended October 31, 2005 and 2004 as a result of increased costs and lower revenue.  Our general and administrative full-time equivalent employees decreased from 55 as of October 31, 2003, to 36 as of October 31, 2004, to 28 as of October 31, 2005.

For the year ending October 31, 2006, we anticipate that the dollar amount of general and administrative expense will decrease from the year ended October 31, 2005.

Severance and Exit Costs

	2005	Change	2004	Change	2003

Severance and exit costs	$—	n/a	$3,168,000	536%	$498,000
Percentage of total revenue	0%		7%		1%

During the year ended October 31, 2005, we did not record any charges for severance and exit costs.  During the years ended October 31, 2004 and 2003, we recorded severance and exit costs totaling $3,168,000 and $498,000, respectively.  The severance and exit costs for the years ended October 31, 2004 and 2003 were comprised of termination payments made to employees in connection with reductions in headcount, closure of certain facilities and adjustments to previously recorded amounts as actual payments made were less than recorded accruals.

The detail of the activity in the accrual for severance and exit costs for the years ended October 31, 2005, 2004 and 2003, are as follows:

Year Ended October 31, 2005	Balance at November 1, 2004	Additions	Adjustments	Utilization	Balance at October 31, 2005

Ongoing severance and other	$401,000	$—	$—	$(401,000)	$—

Year Ended October 31, 2004	Balance at November 1, 2003	Additions	Adjustments	Utilization	Balance at October 31, 2004

One-time severance	$—	$309,000	$—	$(309,000)	$—
Ongoing severance and other	—	2,071,000	—	(1,670,000)	401,000
Facilities	348,000	788,000	—	(1,136,000)	—
Total	$348,000	$3,168,000	$—	$(3,115,000)	$401,000

Year Ended October 31, 2003	Balance at November 1, 2002	Additions	Adjustments		Utilization	Balance at October 31, 2003

One-time severance	$—	$198,000	$—		$(198,000)	$—
Ongoing severance and other	560,000	1,388,000	(273,000	)*	(1,675,000)	—
Facilities	2,117,000	—	(815,000	)*	(954,000)	348,000
Total	$2,677,000	$1,586,000	$(1,088,000)		$(2,827,000)	$348,000

* The facilities adjustment of $815,000 was the result of successfully negotiating out of lease commitments in connection with our winding down of SCO Group, Ltd. in the United Kingdom and the ongoing severance and other adjustment of $273,000 was related to the true-up of previously recorded accruals.

Amortization of Intangibles

	2005	Change	2004	Change	2003

Amortization of intangibles	$2,372,000	(8)%	$2,566,000	(20)%	$3,190,000
Percentage of total revenue	7%		6%		4%

During the years ended October 31, 2005, 2004 and 2003, we recorded $2,372,000, $2,566,000 and $3,190,000, respectively, for the amortization of intangible assets with finite lives.  The decrease of $194,000, or 8%, from the year ended October 31, 2005 compared to the year ended October 31, 2004 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus in June 2003 that were written off during the year ended October 31, 2004.  The decrease of $624,000, or 20%, from the year ended October 31, 2003 to the year ended October 31, 2004 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus that were written off during the year ended October 31, 2004 and therefore were not amortized for the last half of the year ending October 31, 2004.

Loss on Disposition and Impairment of Long-lived Assets

	2005	Change	2004	Change	2003

Loss on disposition and write-down of long-lived assets	$—	(100)%	$2,355,000	1,336%	$164,000
Percentage of total revenue	0%		6%		0%

During the year ended October 31, 2005, we did not have any losses on the disposition and impairment of long-lived assets.  During the years ended October 31, 2004 and 2003, we recorded a write down of long-lived assets of $2,355,000 and $164,000, respectively.  The loss on disposition and write-down of long-lived assets recorded during the year ended October 31, 2004 primarily related to goodwill and intangible assets acquired in connection with our acquisition of Vultus in June 2003.  We concluded that an impairment triggering event occurred during the year ended October 31, 2004 as we had a reduction in force that impacted our ability to move the Vultus initiative forward on a stand-alone basis and because an anticipated partnership that would have solidified the Vultus revenue and cash flow opportunities did not materialize.  Consequently, we concluded that no significant future cash flows related to our Vultus assets will be realized.  The loss on disposition and write-down of long-lived assets recorded during the year ended October 31, 2003 was primarily attributable to assets written off in connection with restructurings that occurred during that year.

Write-offs of Investments

	2005	Change	2004	Change	2003

Write-offs of investments	$—	n/a	$—	n/a	$250,000
Percentage of total revenue	0%		0%		0%

Management routinely assesses our investments for impairments and adjusts the carrying amounts to estimated realizable values when impairment has occurred.  During the years ended October 31, 2005 and 2004, we did not have any write-offs of investments.  During the year ended October 31, 2003, in connection with the restructuring of our investment in and relationship with Vista.com, Inc. (“Vista”), we recorded a write-off of our Vista investment and incurred a charge of $250,000.  We had been accounting for our investment in Vista under the equity method of accounting.

Stock-based Compensation

	2005	Change	2004	Change	2003

Stock-based compensation	$22,000	(98)%	$919,000	(24)%	$1,204,000
Percentage of total revenue	0%		2%		2%

Stock-based compensation consisted of the following components for the years ended October 31, 2005, 2004 and 2003:

	2005	2004	2003

Amortization of stock-based compensation	$22,000	$325,000	$866,000
Options, warrants and shares for services	—	502,000	296,000
Modifications to options	—	92,000	42,000
Total	$22,000	$919,000	$1,204,000

As of October 31, 2005, there was a $0 balance in deferred compensation.  In accordance with SFAS No. 123R, for the year ending October 31, 2006, all stock-based compensation expense will be reclassified and presented in the various applicable captions in the statement of operations, as opposed to the current single line item presentation.

Compensation to Law Firms

	2005	Change	2004	Change	2003

Compensation to law firms	$—	n/a	$—	n/a	$8,956,000
Percentage of total revenue	0%		0%		11%

During the year ended October 31, 2003, we incurred contingency fees of $8,956,000, or 11% of revenue, related to our arrangement with the Law Firms representing us in the SCO Litigation in connection with the issuance of shares of our now retired Series A Convertible Preferred Stock.  All payments to the Law Firms for other legal fees incurred in connection with the SCO Litigation have been classified as cost of SCOsource licensing revenue.

Equity in Income (Losses) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations.  As of October 31, 2005, the carrying value of our investments of $606,000 was related to our 30 percent ownership in a Chinese company.

During the years ended October 31, 2005, 2004 and 2003, we recorded $47,000, $111,000 and ($62,000), respectively, that related to net income (losses) in these entities.  The income reported during the years ended October 31, 2005 and 2004 was attributable to our portion of the net income generated by the above-mentioned Chinese company.  The loss reported during the year ended October 31, 2003 was primarily attributable to losses generated from Vista.

Other Income, net

Other income (expense) consisted of the following components for the years ended October 31, 2005, 2004 and 2003:

	2005	2004	2003

Interest income	$377,000	$905,000	$188,000
Interest expense	—	—	(3,000)
Change in fair value of derivative	—	5,924,000	2,845,000
Other income (expense), net	1,022,000	(322,000)	(203,000)
Total other income, net	$1,399,000	$6,507,000	$2,827,000

Interest income decreased by $528,000 from the year ended October 31, 2004 to the year ended October 31, 2005 and increased by $717,000 from the year ended October 31, 2003 to the year ended October 31, 2004.  The changes in interest income are the result of changes in our cash and available-for-sale securities balances.

The income recorded on the change in fair value of derivative for the years ended October 31, 2004 and 2003 related to the decrease in fair value of this instrument and marking it to market at each balance sheet date.  The derivative financial instrument was eliminated during the three months ended April 30, 2004.

The increase in other income, net, from the year ended October 31, 2004 to the year ended October 31, 2005 was primarily attributable to two items: 1) the collection of a note receivable from Vintela, Inc. (“Vintela”) as described in more detail in Note 12 to our financial statements, which note receivable was originally received in April 2003, but because we received the note receivable in exchange for the transfer of certain software to a related party and there was substantial doubt concerning the ability of Vintela to repay the note, no gain was recognized until the three months ended January 31, 2005 when we received payment; and 2) the sale of shares we held in Troll Tech AS (“Troll Tech”) as described in more detail in Note 5 to our financial statements.  The Troll Tech shares had been written off in the year ended October 31, 2001, but because they were sold during the three months ended April 30, 2005, we recorded income for the proceeds received.

Provision for Income Taxes

The provision for income taxes for the years ended October 31, 2005, 2004 and 2003 was $273,000, $1,395,000 and $774,000, respectively.  The decrease in the provision for income taxes of $1,122,000 from the year ended October 31, 2004 to the year ended October 31, 2005 and the increase of $621,000 from the year ended October 31, 2003 to the year ended October 31, 2004 was primarily attributable to an accrual for withholding taxes of approximately $710,000 made in the year ended October 31, 2004 in connection with our operations in India.  Other than the accrual previously mentioned, our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.

As of October 31, 2005, we had net operating loss carry-forwards for U.S. federal and state income tax reporting purposes of approximately $144,980,000 that expire at various dates between 2019 and 2025.  We had net deferred tax assets, including net operating loss carry-forwards and other temporary differences between book and tax deductions, totaling approximately $69,292,000 as of October 31, 2005.  We also had net deferred tax liabilities of approximately $53,000 related to taxes on foreign earnings.  A valuation allowance in the amount of $69,239,000, the difference between our deferred tax assets and liabilities, has been recorded as of October 31, 2005 as a result of uncertainties regarding the ultimate realizability of the net deferred tax assets.

Contributions From (Dividends On) Redeemable Convertible Preferred Stock

In October 2003, we issued 50,000 shares of our Series A Convertible Preferred Stock for $1,000 per share.   In connection with completing the February 5, 2004 exchange of shares of Series A-1 Convertible Preferred Stock for outstanding Series A shares, we removed the carrying value of the Series A shares and related derivative and recorded the fair value of the Series A-1 shares issued in the exchange transaction.  The difference between these two amounts was $6,305,000 and was recorded as a non-cash dividend during the year ended October 31, 2004.

With the completion of the repurchase transaction with BayStar Capital II, L.P. (“BayStar”) during the year ended October 31, 2004, as a result of which no Series A-1 shares remain outstanding, we will not be required to continue to accrue or pay any dividends on the Series A-1 shares.  As a result of completing the repurchase transaction with BayStar, we recorded a capital contribution classified as a preferred stock dividend in the amount of $15,475,000, which represented the difference in the carrying value of the Series A-1 shares and accrued dividends less the fair value of the 2,105,263 shares of common stock and the $13,000,000 in cash.  No dividends were paid on the Series A or Series A-1 shares.

The following table details the components of the dividends for the years ended October 31, 2005, 2004 and 2003:

	2005	2004	2003

Accrual of dividends on preferred stock	$—	$(2,047,000)	$(123,000)
Exchange of Series A shares for Series A-1 shares	—	(6,305,000)	—
Repurchase of Series A-1 shares from BayStar	—	15,475,000	—
Total	$—	$7,123,000	$(123,000)

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

	Quarter Ended
	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005
	(unaudited)
	(In thousands, except per share data)

Revenue	$8,865	$9,258	$9,353	$8,528
Gross margin	3,979	5,060	4,873	3,779
Loss from operations	(3,409)	(2,656)	(2,242)	(3,592)
Net loss applicable to common stockholders	(2,961)	(1,962)	(2,372)	(3,431)
Net loss per common share:
Basic	$(0.17)	$(0.11)	$(0.13)	$(0.19)
Diluted	$(0.17)	$(0.11)	$(0.13)	$(0.19)
Weighted average basic common shares	17,751	17,913	17,993	18,038
Weighted average diluted common shares	17,751	17,913	17,993	18,038

	Quarter Ended
	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004
	(unaudited)
	(In thousands, except per share data)

Revenue	$11,392	$10,137	$11,205	$10,075
Gross margin	5,742	3,679	2,190	4,100
Loss from operations	(5,402)	(9,174)	(7,387)	(6,610)
Net income available (loss applicable) to common stockholders	(2,486)	(14,726)	7,501	(6,516)
Net income (loss) per common share
Basic	$(0.18)	$(1.04)	$0.49	$(0.37)
Diluted	$(0.18)	$(1.04)	$0.38	$(0.37)
Weighted average basic common shares	13,824	14,100	15,242	17,436
Weighted average diluted common shares	13,824	14,100	19,912	17,436

Fluctuations in Quarterly Results

Factors that may affect quarterly results include:

•                  the interest level of solution providers in recommending UNIX business solutions to end users as well as the changing business attitudes toward UNIX as a viable operating system alternative to other competing systems, especially Linux;

•                  the contingency fees we may pay to the Law Firms representing us in the SCO Litigation;

•                  the level, magnitude and timing of SCOsource license revenue;

•                  the amount of legal fees and related expenses incurred in connection with the SCO Litigation;

•                  the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors; and

•                  changes in general economic conditions that could affect capital expenditures in the UNIX market.

As a result of the factors listed above and elsewhere in the “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and “Risk Factors” sections of this Form 10-K, it is possible that in some future periods our results of operations may fall below management’s expectations as well as the expectations of public market analysts and investors.  If revenue falls below management’s expectations in any quarter and we are unable to reduce expenses, our operating results will be lower than expected.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased from $12,693,000 as of October 31, 2004 to $4,272,000 as of October 31, 2005.  During this same time period, our investment in available-for-sale securities decreased from $18,756,000 to $6,165,000.  Total cash and cash equivalents and available-for-sale securities were $10,437,000 as of October 31, 2005.  As of October 31, 2005, we also have $5,690,000 classified as restricted cash, of which $2,875,000 is set aside to cover expert and other costs related to our SCO Litigation and $2,815,000 is set aside for royalties payable to Novell.  During the year ended October 31, 2005, we expended a significant amount of cash in pursuit of our SCO Litigation.

We intend to use the cash and cash equivalents and available-for-sale securities as of October 31, 2005 to pursue our SCO Litigation and to run our UNIX business.  On November 29, 2005, we completed the sale of approximately 2,852,000 shares of our common stock in a private placement and raised gross proceeds of $10,005,000.  We believe that with the combination of our existing cash and cash equivalents and available-for-sale securities as of October 31, 2005 together with the proceeds from our recent financing that we will have sufficient cash resources to fund our current operations for at least the next 12 months.

Our net cash used in operating activities during the year ended October 31, 2005 was $21,507,000 and was attributable to a net loss of $10,726,000,  changes in operating assets and liabilities of $13,868,000, and offset, in part, by non-cash items of $3,087,000.  Our working capital decreased from $15,413,000 as of October 31, 2004 to $8,669,000 as of October 31, 2005.

Our net cash used in operating activities during the year ended October 31, 2004 was $22,604,000 and was attributable to a net loss of $23,350,000, changes in operating assets and liabilities of $176,000, and offset, in part, by non-cash items of $922,000.  Our working capital decreased from $37,168,000 as of October 31, 2003 to $15,413,000 as of October 31, 2004.

Our net cash provided by operating activities during the year ended October 31, 2003 was $12,087,000.  Cash provided by operations was attributable to net income of $5,427,000, non-cash items of $11,610,000 and offset, in part, by changes in operating assets and liabilities of $4,950,000.  Our long-term liabilities decreased from $1,625,000 to $508,000 during the year ended October 31, 2003.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities.  During the year ended October 31, 2005, cash provided by investing activities was $12,255,000, which was primarily a result of sales, net of purchases, of available-for-sale securities of $12,591,000 and the purchase of property and equipment of $336,000.

During the year ended October 31, 2004, cash used in investing activities was $15,443,000, which was primarily a result of purchases, net of sales, of available-for-sale securities of $14,728,000, purchases of equipment of $506,000 and the purchase of the remaining minority interest in our Japanese subsidiary of $209,000.

During the year ended October 31, 2003, cash used in investing activities was $5,512,000, which was primarily a result of our purchase of available-for-sale securities of $4,095,000, equipment purchases of $467,000 and our investment in non-marketable securities of $950,000.

Our financing activities provided $959,000 during the year ended October 31, 2005 and was comprised of proceeds of $720,000 received from the sale of common stock through our ESPP and from proceeds of $239,000 from the exercise of options to acquire shares of our common stock.

Our financing activities used $13,864,000 of cash during the year ended October 31, 2004.  The primary uses of cash were $13,000,000 for the repurchase and retirement of shares of our Series A-1 Convertible Preferred Stock, $2,414,000 for the purchase of shares of our common stock on the open market, and $211,000 paid in connection with the issuance of Series A-1 shares in exchange for outstanding Series A shares.  These uses of cash were offset, in part, by proceeds generated from the exercise of options to acquire common stock of $951,000 and proceeds of $810,000 received from the sale of common stock through the ESPP.

Our financing activities provided $50,888,000 of cash during the year ended October 31, 2003 and consisted primarily of net proceeds of $47,740,000 generated from our issuance of 50,000 now retired Series A shares.  Additional financing activities included proceeds received from the exercise of stock options of $2,056,000, proceeds from the purchase of shares of common stock by our employees through our ESPP of $236,000 and proceeds from the issuance of warrants of $856,000.

Our net accounts receivable balance decreased from $6,638,000 as of October 31, 2004 to $6,343,000 as of October 31, 2005, primarily as a result of lower invoicing and revenue generated during the three months ended October 31, 2005 as compared to the three months ended October 31, 2004.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $144,000 as of October 31, 2005, which represented approximately 2 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the years ended October 31, 2005, 2004 and 2003 were not significant.

On October 31, 2004, we entered into the Engagement Agreement with the Law Firms.  The Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of our current litigation with IBM.  This litigation is described in more detail under Part I, Item 3 of this Form 10-K.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for all attorneys’ fees in connection with the SCO Litigation through the end of our current litigation with IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of December 1, 2005, we had paid the entire $26,000,000.  As of October 31, 2005, $2,875,000 remained in the escrow account and was classified as a component of restricted cash.  In the event that we exhaust this remaining balance, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.

In addition to the cash expenditures mentioned above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.  The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:

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

We have entered into operating leases for our corporate offices located in the United States and our international sales offices.  We have commitments under these leases that extend through the year ending October 31, 2008.

The following table summarizes our contractual operating lease obligations and our required payments to the Law Firms as of October 31, 2005:

	Total	Less than 1 year	1 – 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$3,774,000	$1,797,000	$1,977,000	$—	$—
Payments to Law Firms	2,000,000	2,000,000	—	—	—
Total obligations	$5,774,000	$3,797,000	$1,977,000	$—	$—

As of October 31, 2005, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

Our ability to reduce costs to offset revenue declines in our UNIX business is limited because of contractual commitments to maintain and support our existing UNIX customers.  This decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of the SCO Litigation.  In addition, the SCO Litigation may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in our UNIX products and services revenue.  If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.

In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital.  We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation.  We may also not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” under Part I, Item 1A of this Form 10-K.  If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders.  In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all.  Our ability to effect acquisitions for stock would also be impaired.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the consolidated statements of operations and comprehensive loss.  The accounting provisions of SFAS No. 123R are effective for our first fiscal year beginning after July 1, 2005, which will require us to adopt SFAS No. 123R for the three months ending January 31, 2006.  We believe that the adoption of SFAS No. 123R will have a material impact on our results of operations.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  The section entitled “Business” above in Part I, Item 1 of this Form 10-K also includes forward-looking statements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•                              Our intention to continue our UNIX research and development efforts while at the same time investing in Me Inc.;

•                              Our operating strategy to continue to support our existing users of our UNIX operating system products and protect our intellectual property rights;

•                              Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream in the year ending October 31, 2006 and our belief that revenue from such products will continue to decline;

•                              Our expectation that our sales channel should continue to provide reliable UNIX operating systems for small-to-medium sized business customers;

•                              Our intention to focus certain UNIX development resources on augmenting our current UNIX products and our application products;

•                              Our intention to release various Me Inc. digital services and a development toolkit;

•                              Our belief that certain product enhancement will extend the lives and improve the functionality of our UNIX products;

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

•                              Our intention to continue to pursue the SCO Litigation and run our UNIX business;

•                              Our belief that our cash balance will be adequate for us to execute our business strategy as well as to continue to pursue SCO Litigation and that we have sufficient cash reserves to fund our current operations for the next 12 months;

•                              Our expectation that maintaining our strategic alliances with solution providers during the year ending October 31, 2006 will be critical to the success of our UNIX business and the success of our next OpenServer product;

•                              Our intention to keep our relationships with key partners in certain vertical markets;

•                              Our belief that our bad debts and our allowance for doubtful accounts receivable will remain consistent with our prior experience;

•                              The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are contained in Linux;

•                              Our expectation that total UNIX revenue for the year ending October 31, 2006 will decline from UNIX revenue generated during the year ended October 31, 2005;

•                              Our belief that competition from Linux will continue during the year ending October 31, 2006 and future periods;

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

•                              Our expectation for the year ending October 31, 2006 that the dollar amount of our cost of products revenue will be lower than the dollar amount of our cost of products revenue generated during the year ended October 31, 2005;

•                              Our expectation for the year ending October 31, 2006 that the dollar amount of our cost of SCOsource licensing revenue will be lower than that generated during the year ended October 31, 2005;

•                              Our expectation for the year ending October 31, 2006 that the dollar amount of our cost of services revenue will be less than the dollar amount of our cost of services revenue incurred for the year ended October 31, 2005 and that cost of services revenue as a percentage of services revenue will be consistent to that generated during the year ended October 31, 2005;

•                              Our expectation for the year ending October 31, 2006 that the dollar amount of our sales and marketing expense will decrease from that generated during the year ended October 31, 2005;

•                              Our expectation for the year ending October 31, 2006 that the dollar amount of our research and development expense will decrease from that generated during the year ended October 31, 2005;

•                              Our expectation for the year ending October 31, 2006 that the dollar amount of our general and administrative expense will decrease from that generated during the year ended October 31, 2005;

•                              Our belief that our legal costs related to our intellectual property litigation will be less during the year ending October 31, 2006 compared to the year ended October 31, 2005, exclusive of any contingent payments; and

•                              Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the success of our SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, and the factors set forth in the subsection entitled “Risk Factors” under Part I, item 1A of this Form 10-K.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of October 31, 2005, our investments balance totaled approximately $606,000 and consisted of our investment in a 30% owned Chinese company.

The stock market in general, and the market for shares of technology companies in particular, has experienced price fluctuations.  In addition, factors such as new product introductions by our competitors or developments in the SCO Litigation may have a significant impact on the market price of our common stock.  Furthermore, quarter-to-quarter fluctuations in our results of operations may have a significant impact on the market price of our common stock.  These conditions could cause the price of our common stock to fluctuate substantially over short periods of time.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (Tanner LC)
Report of Independent Registered Public Accounting Firm (KPMG LLP)
Consolidated Balance Sheets as of October 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

   The SCO Group, Inc.:

We have audited the consolidated balance sheet of The SCO Group, Inc. and subsidiaries as of October 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule as of and for the year ended October 31, 2005 listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The SCO Group, Inc. and subsidiaries as of October 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the financial statement schedule for the related period, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Tanner LC

Salt Lake City, Utah
January 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

   The SCO Group, Inc.:

We have audited the consolidated balance sheet of The SCO Group, Inc. and subsidiaries as of October 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended October 31, 2004 and 2003.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the related periods.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The SCO Group, Inc. and subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule for the related periods, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Salt Lake City, Utah
February 18, 2005
except as to Note 16,
which is as of March 11, 2005

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,272	$12,693
Restricted cash	5,690	8,283
Available-for-sale securities	6,165	18,756
Accounts receivable, net of allowance for doubtful accounts of $144 and $136, respectively	6,343	6,638
Other current assets	2,454	1,870
Total current assets	24,924	48,240

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,224	2,991
Leasehold improvements	345	406
Furniture and fixtures	96	103
	2,665	3,500
Less accumulated depreciation and amortization	(2,087)	(2,851)
Net property and equipment	578	649

OTHER ASSETS:
Intangibles, net	2,707	5,413
Other assets	739	1,098
Total other assets	3,446	6,511

Total assets	$28,948	$55,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,197	$7,854
Payable to Novell, Inc.	2,815	3,283
Accrued compensation to law firms	—	7,956
Accrued payroll and benefits	2,656	3,369
Accrued liabilities	3,118	3,855
Deferred revenue	3,841	4,877
Royalties payable	406	354
Income taxes payable	1,222	1,279
Total current liabilities	16,255	32,827

OTHER LONG-TERM LIABILITIES	338	343

COMMITMENTS AND CONTINGENCIES (Note 10)

COMMON STOCK SUBJECT TO RESCISSION (Note 7)	1,018	528

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 18,331 and 17,956 shares outstanding, respectively	18	18
Additional paid-in capital	246,985	246,273
Common stock held in treasury - 290 shares	(2,414)	(2,414)
Warrants outstanding	856	1,099
Deferred compensation	—	(22)
Accumulated other comprehensive income	834	964
Accumulated deficit	(234,942)	(224,216)
Total stockholders’ equity	11,337	21,702

Total liabilities and stockholders’ equity	$28,948	$55,400

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended October 31,
	2005	2004	2003

REVENUE:
Products	$30,190	$35,352	$45,028
SCOsource licensing	166	829	25,846
Services	5,648	6,628	8,380
Total revenue	36,004	42,809	79,254

COST OF REVENUE:
Products	2,544	3,221	4,068
SCOsource licensing	12,847	19,743	9,500
Services	2,922	4,134	6,354
Total cost of revenue	18,313	27,098	19,922

GROSS MARGIN	17,691	15,711	59,332

OPERATING EXPENSES:
Sales and marketing (exclusive of stock-based compensation of $14, $75, and $129, respectively)	11,820	17,038	24,392
Research and development (exclusive of stock-based compensation of $8, $49, and $112, respectively)	8,329	10,612	11,012
General and administrative (exclusive of stock-based compensation of $0, $795, and $963, respectively)	7,047	7,626	6,230
Severance and exit costs	—	3,168	498
Amortization of intangibles	2,372	2,566	3,190
Loss on disposition and impairment of long-lived assets	—	2,355	164
Write-off of investments	—	—	250
Stock-based compensation	22	919	1,204
Compensation to law firms	—	—	8,956
Total operating expenses	29,590	44,284	55,896

INCOME (LOSS) FROM OPERATIONS	(11,899)	(28,573)	3,436

EQUITY IN INCOME (LOSSES) OF AFFILIATES	47	111	(62)

OTHER INCOME (EXPENSE):
Interest income	377	905	188
Interest expense	—	—	(3)
Change in fair value of derivative	—	5,924	2,845
Other expense, net	1,022	(322)	(203)
Total other income, net	1,399	6,507	2,827

INCOME (LOSS) BEFORE INCOME TAXES	(10,453)	(21,955)	6,201

PROVISION FOR INCOME TAXES	(273)	(1,395)	(774)

NET INCOME (LOSS)	(10,726)	(23,350)	5,427

CONTRIBUTIONS FROM (DIVIDENDS ON) REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	7,123	(123)

NET INCOME AVAILABLE (LOSS APPLICABLE) TO COMMON STOCKHOLDERS	$(10,726)	$(16,227)	$5,304

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.60)	$(1.07)	$0.43
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.60)	$(1.07)	$0.34

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	17,924	15,155	12,261
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	17,924	15,155	15,679

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(10,726)	$(23,350)	$5,427
Unrealized gain (loss) on available-for-sale securities	15	(67)	23
Foreign currency translation adjustment	(145)	105	393
COMPREHENSIVE INCOME (LOSS)	$(10,856)	$(23,312)	$5,843

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional					Accumulated
	Common Stock		Paid-in	Treasury Stock		Warrants	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Outstanding	Compensation	Income (Loss)	Deficit	Total
Balance, October 31, 2002	11,412	11	$214,299	—	$—	$294	$(644)	$510	$(206,293)	$8,177

Issuance of common shares to officers, key employees and directors for services, net of cancellations	357	1	726	—	—	—	(569)	—	—	158
Issuance of common shares upon exercise of stock options	1,305	1	2,055	—	—	—	—	—	—	2,056
Issuance of common shares under employee stock purchase program	345	—	236	—	—	—	—	—	—	236
Issuance of common shares in connection with business combination	305	1	2,460	—	—	—	—	—	—	2,461
Compensation expense for modifications made to certain option grants	—	—	42	—	—	—	—	—	—	42
Stock-based compensation for services	—	—	296	—	—	—	—	—	—	296
Issuance of warrants	—	—	—	—	—	1,099	—	—	—	1,099
Exercise of a warrant	200	—	294	—	—	(294)	—	—	—	—
Acquisition of common shares from stockholder	(100)	—	(1,718)	—	—	—	—	—	—	(1,718)
Amortization of stock-based compensation	—	—	—	—	—	—	866	—	—	866
Cumulative translation adjustment	—	—	—	—	—	—	—	393	—	393
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	23	—	23
Net income	—	—	—	—	—	—	—	—	5,427	5,427
Balance, October 31, 2003	13,824	14	218,690	—	—	1,099	(347)	926	(200,866)	19,516

Amortization of stock-based compensation	—	—	—	—	—	—	325	—	—	325
Compensation expense for modifications made to certain option grants	—	—	92	—	—	—	—	—	—	92
Stock-based compensation on options to non-employees	—	—	502	—	—	—	—	—	—	502
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(67)	—	(67)
Dividend recorded on exchange of Series A-1 Preferred Stock for Series A Preferred Stock	—	—	(6,305)	—	—	—	—	—	—	(6,305)
Capital contribution recorded on repurchase of Series A-1 Convertible Preferred Stock	—	—	15,475	—	—	—	—	—	—	15,475
Conversion of Series A-1 Preferred Stock	2,846	3	18,757	—	—	—	—	—	—	18,760
Dividends on Series A and Series A-1 Convertible Preferred Stock	—	—	(2,170)	—	—	—	—	—	—	(2,170)
Cumulative translation adjustment	—	—	—	—	—	—	—	105	—	105
Acquisition of common shares	—	—	—	(290)	(2,414)	—	—	—	—	(2,414)
Cancellation of restricted stock awards for terminated employees	(11)	—	—	—	—	—	—	—	—	—
Issuance of common shares upon exercise of stock options	606	1	950	—	—	—	—	—	—	951
Issuance of common shares under employee stock purchase program	691	—	810	—	—	—	—	—	—	810
Common stock subject to rescission	—	—	(528)	—	—	—	—	—	—	(528)
Net loss	—	—	—	—	—	—	—	—	(23,350)	(23,350)
Balance, October 31, 2004	17,956	18	246,273	(290)	(2,414)	1,099	(22)	964	(224,216)	21,702

Amortization of stock-based compensation	—	—	—	—	—	—	22	—	—	22
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	15	—	15
Cumulative translation adjustment	—	—	—	—	—	—	—	(145)	—	(145)
Issuance of common shares upon exercise of stock options	163	—	239	—	—	—	—	—	—	239
Issuance of common shares under employee stock purchase program	212	—	720	—	—	—	—	—	—	720
Expiration of a warrant	—	—	243	—	—	(243)	—	—	—	—
Common stock subject to rescission	—	—	(490)	—	—	—	—	—	—	(490)
Net loss	—	—	—	—	—	—	—	—	(10,726)	(10,726)
Balance, October 31, 2005	18,331	$18	$246,985	(290)	$(2,414)	$856	$—	$834	$(234,942)	$11,337

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,726)	$(23,350)	$5,427
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common shares as compensation to law firms	—	—	7,956
Amortization of intangibles (including $334, $334, and $337 classified as cost of SCOsource licensing revenue)	2,706	2,900	3,527
Stock-based compensation	22	919	1,204
Depreciation and amortization	360	783	1,049
Write-downs of investments	—	—	250
Issuance of a warrant (classified as cost of SCOsource licensing revenue)	—	—	243
Loss on disposition and write-downs of long-lived assets	46	2,355	164
Equity in (income) losses of affiliates	(47)	(111)	62
Change in fair value of derivative	—	(5,924)	(2,845)
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	2,125	(5,000)	—
Accounts receivable, net	295	2,644	(837)
Other current assets	(584)	580	1,269
Other assets	405	84	1,501
Accounts payable	(5,657)	5,876	(217)
Accrued payroll and benefits	(713)	(1,383)	1,115
Compensation to law firms	(7,956)	(2,600)	2,600
Accrued liabilities	(737)	101	(4,091)
Deferred revenue	(1,036)	(624)	(4,555)
Royalties payable	52	(169)	(146)
Taxes payable	(57)	480	90
Other long-term liabilities	(5)	(165)	(1,679)
Net cash provided by (used in) operating activities	(21,507)	(22,604)	12,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(336)	(506)	(467)
Purchase of available-for-sale securities	(13,624)	(59,224)	(4,095)
Proceeds from available-for-sale securities	26,215	44,496	—
Purchase of minority interest in Japanese subsidiary	—	(209)	—
Investment in non-marketable securities	—	—	(950)
Net cash provided by (used in) investing activities	12,255	(15,443)	(5,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	720	810	236
Proceeds from exercise of common stock options	239	951	2,056
Repurchase of common stock	—	(2,414)	—
Net proceeds from the issuance of warrants	—	—	856
Costs incurred in connection with Series A-1 Convertible Preferred Stock issuance	—	(211)	—
Repurchase and retirement of Series A-1 Convertible Preferred Stock	—	(13,000)	—
Net proceeds from issuance of Series A Convertible Preferred Stock	—	—	47,740
Net cash provided by (used in) financing activities	959	(13,864)	50,888

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,293)	(51,911)	57,463
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(128)	176	376
CASH AND CASH EQUIVALENTS, beginning of year	12,693	64,428	6,589
CASH AND CASH EQUIVALENTS, end of year	$4,272	$12,693	$64,428

See accompanying notes to consolidated financial statements.

	Year Ended October 31,
	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$358	$957	$413

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Increase in common stock subject to rescission	$490	$528	$—

Accretion of dividends	$—	$2,047	$123

Capital contribution in connection with repurchase and cancellation of Series A-1 shares	$—	$(15,475)	$—

Dividend in connection with exchange of Series A-1 for Series A	$—	$6,305	$—

Deferred compensation for issuance of common shares	$—	$—	$569

Acquisition of Vultus, Inc.:
Intangible assets	$—	$—	$1,555
Goodwill	$—	$—	$1,166
Common stock issued	$—	$—	$(2,461)
Accrued liabilities assumed	$—	$—	$(215)
Acquisition costs	$—	$—	$(45)

Settlement of notes receivable from Vista and NextEStage:
SCO shares acquired	$—	$—	$1,718
Investment write-off and other	$—	$—	$500
Notes receivable, royalties and investment	$—	$—	$(2,218)

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

On May 7, 2001, Caldera International, Inc. (“Caldera”) was formed as a holding company to own Caldera Systems and to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of The Santa Cruz Operation, which changed its name to Tarantella, Inc. and was subsequently acquired by Sun Microsystems, Inc. (“Sun”).  The Santa Cruz Operation developed and marketed server software related to networked business computing and was one of the leading providers of UNIX server operating systems.  In addition, these operations provided professional services related to implementing and maintaining UNIX system software products.  The acquisition provided Caldera with international offices and a distribution channel with resellers throughout the world.  Subsequent to this acquisition, the Company has primarily sold UNIX based products and services.

On May 16, 2003, Caldera’s stockholders approved an amendment to Caldera’s certificate of incorporation that changed Caldera’s name to The SCO Group, Inc. (the “Company”).

The Company’s business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market.  In 2003, the Company established its SCOsource business and launched the first of its SCOsource initiatives to review and enforce its intellectual property surrounding the UNIX operating system which it acquired from The Santa Cruz Operation.

During the year ended October 31, 2005, the Company used cash of $21,507,000 in its operating activities.  The majority of this cash was used to pay accounts payable, accrued compensation to law firms and liabilities related to the Company’s intellectual property litigation.  As of October 31, 2005, the Company had a total of $10,437,000 in cash and cash equivalents and available-for-sale securities and an additional $5,690,000 in restricted cash, of which $2,875,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation (as defined herein), if needed, and the remaining $2,815,000 of restricted cash is for SVRx royalties due to Novell, Inc. (“Novell”) .

On November 30, 2005, the Company completed a private placement of 2,852,000 shares of its common stock and raised gross proceeds of $10,005,000.  Costs to date incurred to facilitate the private placement totaled approximately $100,000.  With the proceeds of this financing, as well as the available cash and cash equivalents and available-for-sale securities as of October 31, 2005, the Company believes that it will have sufficient cash resources to fund its operations through at least October 31, 2006.

(2) SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from these estimates.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, impairment and useful lives of long-lived assets, litigation reserves, and valuation allowances against deferred income tax assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries after all intercompany balances and transactions have been eliminated.

The following table lists the Company’s subsidiaries, location and ownership interest:

Subsidiary	Location	Ownership Interest

SCO Operations, Inc.	United States	Wholly owned
SCO Global, Inc.	United States	Wholly owned
SCO Software (UK) Ltd.	United Kingdom	Wholly owned
SCO Japan, Ltd.	Japan	Wholly owned
SCO Canada, Inc.	Canada	Wholly owned
The SCO Group (Deutschland) GmbH	Germany	Wholly owned
The SCO Group (France) Sarl	France	Wholly owned
SCO Software (India) Private Ltd.	India	Wholly owned

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $1,528,000 and $2,633,000 as of October 31, 2005 and 2004, respectively.  Cash was $2,744,000 and $10,060,000 as of October 31, 2005 and 2004, respectively.  The Company has $100,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.

Available-for-Sale Securities

The following table shows the cost, unrealized gain or loss and fair market value of the Company’s cash equivalents and available-for-sale securities as of October 31, 2005 and 2004 (in thousands):

	October 31, 2004
	Cost	Unrealized Losses, net	Fair Market Value

Corporate notes	$2,000	$—	$2,000
U.S. Government agencies	16,800	(44)	16,756
Total	$18,800	$(44)	$18,756

	October 31, 2005
	Cost	Unrealized Losses, net	Fair Market Value

U.S. Government agencies	$3,500	$(35)	$3,465
Auction rate notes	2,700	—	2,700
Total	$6,200	$(35)	$6,165

Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss).  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.  As of October 31, 2005 and 2004, available-for-sale securities at amortized cost and fair value consisted of the following (in thousands):

	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity date
3 – 12 months	$6,200	$6,165	$—	$—
> 12 months	—	—	18,800	18,756
Total	$6,200	$6,165	$18,800	$18,756

All U.S. Government agencies in an unrealized loss position as of October 31, 2005 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

Restricted Cash and Payable to Novell, Inc.

Pursuant to the 1995 Asset Purchase Agreement and the Company’s acquisition of assets and operations of The Santa Cruz Operation, the Company acts as an administrative agent in the collection of royalty payments from a limited number of pre-existing Novell customers who continue to deploy SVRx technology.  Under the agency agreement, the Company collects payments from such customers and receives 5% as an administrative fee and remits the remaining 95% to Novell on a routine basis.  The Company records the 5% administrative fee as revenue in its consolidated statements of operations.  The accompanying consolidated balance sheets as of October 31, 2005 and 2004 reflect amounts collected related to this agency agreement as of each balance sheet date, but not yet remitted to Novell of $2,815,000 and $3,283,000, respectively, as restricted cash and payable to Novell.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of the Company’s customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period.  As of October 31, 2005 and 2004, the allowance for doubtful accounts was $144,000 and $136,000, respectively.

Inventories

Inventories consist primarily of completed software products.  Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.  As of October 31, 2005 and 2004, inventories amounted to $203,000 and $248,000, respectively.  Inventories are included in other current assets in the accompanying consolidated balance sheets.

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Capitalized Software Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a detailed program design.  Software development costs incurred after technological feasibility was established and prior to product release were not material for the years ended October 31, 2005, 2004 and 2003.  The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

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

Depreciation and amortization expense was $360,000, $783,000 and $1,049,000 during the years ended October 31, 2005, 2004 and 2003, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  The Company’s revenue is primarily from three sources: (i) product license revenue, primarily from product sales to resellers, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) revenue from SCOsource licensing.

The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

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

The Company’s SCOsource revenue to date has been primarily generated from agreements to utilize the Company’s UNIX source code as well as from intellectual property agreements.  The Company recognizes revenue from SCOsource agreements when a signed contract exists, the fee is fixed and determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.

Royalty Costs

Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold.  Royalties paid in advance of product sales are included in other current assets and recorded as cost of revenue when the related products are sold.  During the years ended October 31, 2005, 2004 and 2003, the Company incurred $1,133,000, $1,262,000 and $1,464,000, respectively, in royalty expense.

Advertising

The Company expenses the cost of advertising as incurred.  Advertising expenses totaled $384,000, $350,000 and $665,000, respectively, for the years ended October 31, 2005, 2004 and 2003, respectively.

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

With respect to stock options and restricted stock awards granted and employee stock purchase plan (“ESPP”) shares purchased during the years ended October 31, 2005, 2004 and 2003, the assumptions used in the Black-Scholes option-pricing model are as follows:

	2005	2004	2003
Risk-free weighted average interest rate	3.9%	2.8%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	63.4%	79.5%	126.0%
Expected exercise life (in years)	2.7	3.0	2.7

For purposes of the pro forma disclosure, the estimated fair value of stock options, restricted stock awards and ESPP shares are amortized over the vesting period of the award.  The following is the pro forma disclosure and the related impact on net income (loss) to common stockholders and the net income (loss) to common stockholders per diluted common share for the years ended October 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Net income available (loss applicable) to common stockholders:
As reported	$(10,726)	$(16,227)	$5,304
Stock-based compensation included in reported net income (loss)	22	919	1,204
Stock-based compensation under fair value method	(1,880)	(2,082)	(1,855)
Pro forma net income available (loss applicable) to common stockholders	$(12,584)	$(17,390)	$4,653
Net income available (loss applicable) to common stockholders per basic common share:
As reported	$(0.60)	$(1.07)	$0.43
Pro forma	$(0.70)	$(1.15)	$0.38
Net income available (loss applicable) to common stockholders per diluted common share:
As reported	$(0.60)	$(1.07)	$0.34
Pro forma	$(0.70)	$(1.15)	$0.30

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

Net Income (Loss) per Common Share

 Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options, restricted stock awards, warrants to acquire common stock and preferred stock convertible into common shares.  If dilutive, the Company computes Diluted EPS using the treasury stock method.

The following table is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS (in thousands, except per share amounts):

	2005	2004	2003

Numerator:
Net income available (loss applicable) to common stockholders	$(10,726)	$(16,227)	$5,304
Denominator:
Weighted average common shares outstanding	17,924	15,155	12,256
Series A Convertible Preferred Stock	—	—	5
Weighted average basic common shares outstanding	17,924	15,155	12,261
Stock options	—	—	2,833
Restricted stock	—	—	471
Warrants	—	—	114
Weighted average diluted common shares outstanding	17,924	15,155	15,679
Basic EPS	$(0.60)	$(1.07)	$0.43
Diluted EPS	(0.60)	(1.07)	0.34

Excluded anti-dilutive common share equivalents	4,059	3,161	387

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

Pro Forma Financial Information

The following table sets forth certain pro forma financial information had the Vultus acquisition been completed as of November 1, 2002 (unaudited, in thousands, except per share amounts):

Year Ended October 31, 2003

Revenue	$79,254
Net income (loss) from operations	2,133
Net income available (loss) applicable to common stockholders	3,998
Basic net income (loss) per common share	$0.32
Diluted net income (loss) per common share	$0.25

As discussed in more detail in Note 4, the Company recorded an asset impairment related to Vultus during the year ended October 31, 2004.

(4) GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity related to amortized intangible assets for the years ended October 31, 2005 and 2004 as well as the remaining unamortized balances as of October 31, 2005 and 2004 (in thousands):

	As of October 31, 2003	Year Ended October 31, 2004		As of October 31, 2004
	Net Book Value	Amortization Expense	Impairment Loss	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$6,954	$(2,318)	$—	$4,636
Acquired technology	2,175	(529)	(973)	673
Trade name	157	(53)	—	104
Total intangible assets	$9,286	$(2,900)	$(973)	$5,413

	As of October 31, 2004	Year Ended October 31, 2005		As of October 31, 2005
	Net Book Value	Amortization Expense	Additions	Net Book Value
Amortizable intangible assets:
Distribution/reseller channel	$4,636	$(2,318)	$—	$2,318
Acquired technology	673	(336)	—	337
Trade name	104	(52)	—	52
Total intangible assets	$5,413	$(2,706)	$—	$2,707

Of the $2,706,000 in amortization expense for the year ended October 31, 2005, $334,000 was classified as cost of SCOsource licensing revenue and the remaining $2,372,000 was classified as amortization of intangible assets in operating expenses.  Of the $2,900,000 in amortization expense for the year ended October 31, 2004, $334,000 was classified as cost of SCOsource licensing revenue and the remaining $2,566,000 was classified as amortization of intangible assets in operating expenses.

During the year ended October 31, 2004, the Company recorded a loss on impairment of long-lived assets totaling $2,139,000, which related to an impairment loss on intangible assets of $973,000 and an impairment of goodwill of $1,166,000.  The intangible assets and goodwill were included as part of the UNIX segment.

The impairment loss related to goodwill and intangible assets acquired in connection with the acquisition of Vultus in June 2003.  The Company concluded that an impairment-triggering event occurred during the three months ended April 30, 2004 as the Company had a reduction in force that impacted the Company’s ability to move the Vultus initiative forward on a stand-alone basis and because an impending partnership that would have solidified the Vultus revenue and cash flow opportunities did not materialize.  Consequently, the Company concluded that no significant future cash flows related to its Vultus assets would be realized.  The Company performed an impairment analysis of its recorded goodwill related to the Vultus reporting unit using a present value of future cash flows model.  Additionally, an impairment analysis of the intangible assets was performed in accordance with SFAS No. 144.  As a result of these analyses, the Company wrote down the carrying value of its goodwill related to the Vultus acquisition from $1,166,000 to $0 and wrote down intangible assets related to its Vultus acquisition from $973,000 to $0.

The above intangible assets, with a remaining carrying value of $2,707,000, are expected to be fully amortized during the year ending October 31, 2006.

Pursuant to SFAS No. 142, the Company is required to test its intangible assets for impairment at least annually.  The Company performed a test as of October 31, 2005 and concluded that no impairment had occurred.

(5) INVESTMENTS IN NON-MARKETABLE SECURITIES

The Company accounts for each of its investments in non-marketable securities under the cost method, if the Company owns less than 20 percent of the outstanding voting securities or under the equity method if the Company owns more than 20 percent but less than 50 percent of the outstanding voting securities.

In connection with the Company’s acquisition of the server and professional services groups from The Santa Cruz Operation, it acquired a 30 percent ownership interest in SCO Software, China; a joint venture in China.  This investment is being accounted for using the equity method.  As of October 31, 2005, the Company had a balance of $606,000 for its China investment, which is included as a component of other assets.  The Company’s other investments in non-marketable securities have been fully impaired in prior years and did not have a carrying value as of October 31, 2005.

Income or loss recorded on the Company’s investments is recorded as equity in income (losses) of affiliates in the consolidated statements of operations and amounted to $47,000, $111,000 and ($62,000) for the years ended October 31, 2005, 2004 and 2003, respectively.

Sale of Troll Tech Shares

In December 1999, the Company and Canopy, a former holder of the Company’s common stock, entered into an agreement with Troll Tech AS (“Troll Tech”) and its stockholders.  Pursuant to the agreement, the Company acquired shares of Troll Tech in exchange for shares of the Company, and Canopy acquired shares of Troll Tech in exchange for $1,000,000.  The Company recorded its investment in Troll Tech’s common stock at $400,000, based on the cash price per share paid by Canopy.  The Company determined that the cash price per share paid by Canopy was the most reliable evidence of the value of Troll Tech’s common stock.  During the year ended October 31, 2001, management determined that the carrying value of the investment in Troll Tech of $400,000 would most likely not be recoverable, and the investment was written down to $0.

During the three months ended April 30, 2005, the Company received notice from Troll Tech that a third-party investor was interested in acquiring the Company’s shares of Troll Tech.  On March 14, 2005, the Company received proceeds of $779,100 for the Troll Tech shares.  The Company accounted for the sale and proceeds of the Troll Tech shares in the three months ended April 30, 2005 when it received the proceeds from the shares.  All amounts related to the book value of the shares had been written off during the year ended October 31, 2001, and the Company recorded the proceeds received as a component of other income in its statement of operations and comprehensive loss for the year ended October 31, 2005.

Investment Impairments and Write-offs

Management routinely assesses the Company’s investments for impairment and adjusts the carrying amounts to estimated realizable values when impairment has occurred.  During the year ended October 31, 2003, management determined that the carrying value of certain of its investments would most likely not be recoverable and incurred a write-off of $250,000.  The necessary write-offs were due to declines in general economic conditions and the impact of such declines in the operations of these companies as well as a decline in overall market valuations.  The Company did not record any write-offs during the years ended October 31, 2005 and 2004.

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

The terms of the Series A included a number of conversion provisions that represented a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company determined that the conversion feature allowing Series A holders to acquire common shares was an embedded derivative requiring separate accounting.  This required the Company to record the derivative at fair value and mark to fair value at each reporting period.  Changes in the fair value of the derivative were recorded in the Company’s statement of operations.  As of October 16, 2003, the Company determined the initial fair value of the derivative was $18,069,000.  As of October 31, 2003, the fair value of the derivative was $15,224,000 and the decrease in fair value of $2,845,000 was recorded as a gain as a change in fair value of derivative in other income in the statement of operations for fiscal year 2003.

As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as a gain as a change in fair value of derivative in other income in the statement of operations for three months ended January 31, 2004.  On February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company’s Series A-1 Convertible Preferred Stock (the

“Series A-1”), and, as a result, no Series A shares remained outstanding as of February 5, 2004.  The exchange did not result in the Company receiving any additional proceeds.  As of February 5, 2004, the fair value of the derivative was $9,300,000 and the decrease in fair value of $2,300,000 from January 31, 2004 was recorded as a gain as change in fair value of derivative in other income in the statement of operations.

As of February 5, 2004, the Company determined the fair value of the Series A-1 was $45,276,000.  The Company incurred $211,000 in offering costs in connection with the issuance of the Series A-1 in the exchange for Series A, resulting in a net fair value of $45,065,000.  The difference of $6,305,000 in the fair value of the Series A-1 and the combined carrying value of the Series A and the related derivative was recorded as a non-cash dividend in the statements of operations for the three months ended April 30, 2004.

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

Agreement to Repurchase BayStar Capital Series A-1 Shares

On May 31, 2004, the Company entered into an agreement with BayStar to repurchase and retire BayStar’s 40,000 Series A-1 shares, including accrued dividends.  Terms of the agreement required the Company to pay to BayStar $13,000,000 in cash and issue 2,105,263 shares of the Company’s common stock.  The repurchase price was payable and issuable upon the effectiveness of a shelf registration statement covering the resale of the shares of common stock that would be issued to BayStar upon the closing of the repurchase.  On July 21, 2004, the SEC declared the Company’s registration statement on Form S-3 effective, and, in accordance with the terms of the repurchase agreement, the repurchase with BayStar closed on that date.  The fair value of the cash and common shares delivered to BayStar was less than the carrying value of the remaining value of the Series A-1 shares and the Company recorded a capital contribution as a dividend for this difference as outlined in the following table (in thousands):

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

(7) COMMON STOCK SUBJECT TO RESCISSION

The Company believes certain shares and options granted under its Equity Compensation Plans were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants have a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.  The Company has determined to make a rescission offer to certain Plan participants.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.  If the Company’s rescission offer is made and accepted by plan participants holding shares acquired under the Equity Compensation Plans or otherwise entitled to recover damages from the Company in respect of such shares they have sold, or such plan participants otherwise make rescission claims against the Company, the Company could be required to make aggregate payments to these plan participants of up to $1,018,000 in the aggregate, excluding interest and other possible fees.

Subsequent to October 31, 2005, the Company completed a rescission offer to eligible plan participants (see Note 16).

(8) STOCKHOLDERS’ EQUITY

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

On April 20, 2004, the Company’s stockholders approved the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) upon the recommendation of the board of directors.  The 2004 Plan allows for the award of up to 1,500,000 shares of the Company’s common stock and permits the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses. The 2004 Plan incorporates an evergreen formula pursuant to which on each November 1, the aggregate number of shares reserved for issuance under the 2004 Plan will increase by a number of shares equal to three percent of the outstanding shares on the day preceding (October 31).  The 2004 Plan is administered by the Compensation Committee of the Company’s board of directors.  The Compensation Committee has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.  Stock options may have an exercise price equal to, less than, or greater than the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options must be equal to or greater than the fair market value of the common stock as of the date of grant.  Shares issued pursuant to the 2004 Plan may be authorized and unissued shares, treasury shares or shares acquired by the Company for purposes of the 2004 Plan.

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

As of October 31, 2005, 238,000 shares were available for issuance under the 1999 Plan, 561,000 shares were available for issuance under the 2002 Plan, and 738,000 shares were available for issuance under the 2004 Plan.  A summary of stock option activity under the 1998, 1999,  2002 and 2004 Plans for the years ended October 31, 2005, 2004 and 2003 is as follows (in thousands, except per share amounts):

		Weighted Average
	Options	Exercise Price

Balance, October 31, 2002	4,266	$3.78
Granted	1,755	5.56
Exercised	(1,305)	1.57
Cancelled	(1,055)	9.34
Balance, October 31, 2003	3,661	3.74
Granted	939	7.31
Exercised	(606)	1.57
Cancelled	(833)	7.62
Balance, October 31, 2004	3,161	4.18
Granted	1,118	4.40
Exercised	(162)	1.48
Cancelled	(293)	6.63
Balance, October 31, 2005	3,824	$4.17

The weighted average fair value of options granted for the years ended October 31, 2005, 2004 and 2003 was $4.40, $7.31 and $5.56, respectively.

During the years ended October 31, 2005, 2004 and 2003, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company’s common stock.  A summary of stock options outstanding and exercisable under the Company’s 1998, 1999, 2002 and 2004 Plans as of October 31, 2005 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.76 - $2.00	1,254	6.54 years	$0.91	988	$0.93
$ 2.07 - $4.25	1,280	8.46	3.31	451	2.45
$ 4.50 - $7.18	939	8.74	5.44	216	5.89
$ 8.71 - $28.00	351	7.27	15.50	217	16.13
	3,824	7.79 years	$4.17	1,872	$3.63

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan, as amended, is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions.  A participant may contribute up to 10 percent of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant’s behalf on each semi-annual purchase date (the last business day in May and November).  The purchase price per share will be 85 percent of the lower of the fair market value of the Company’s common stock on the participant’s entry date into the offering period or the fair market value on the semi-annual purchase date.  Effective for the purchase period beginning December 1, 2005, the look-back period for the plan was reduced from 24 months to 6 months.  The board may at any time amend or modify the plan.  The plan will terminate no later than the last business day in April 2010.

During the year ended October 31, 2005, approximately 213,000 shares were purchased at prices ranging from $3.38 to $3.52 per share.  During the year ended October 31, 2004, 691,000 shares were purchased at prices ranging from $0.66 to $5.21 per share and during the year ended October 31, 2003, 345,000 shares were purchased at prices ranging from $0.66 to $1.38 per share.

Stock-based Compensation

Stock-based compensation was $22,000, $919,000 and $1,204,000 during the years ended October 2005, 2004 and 2003, respectively.  The following table summarizes the components of stock-based compensation (in thousands):

	2005	2004	2003

Amortization of stock-based compensation	$22	$325	$866
Options, warrants and shares for services	—	502	296
Option modifications	—	92	42
Total	$22	$919	$1,204

Restricted Stock Awards

During the years ended October 31, 2005 and 2004, the Company did not grant any shares of restricted stock.  During the year ended October 31, 2003, the Company issued 180,000 shares of restricted stock to certain key employees.  The restrictions on the restricted stock awards granted to key employees lapse over a period of 24 months.  The fair value of the restricted stock awards granted was approximately $374,000.  The fair value of the restricted stock awards was recorded as a component of deferred compensation and is amortized to stock-based compensation as the restrictions lapse.  Additionally in 2003, the Company’s board of directors approved a resolution to receive remaining amounts owed to them for services provided during the year ended October 31, 2002 in the form of restricted stock awards.  The Company issued 27,500 shares of common stock with a fair value of $36,000 that was expensed as a component of options, warrants and shares for services in the above table.  Finally, the Company granted 150,000 shares of restricted common stock to members of the Company’s board of directors with a fair value of $195,000 and was recorded as a component of deferred compensation.  The restricted common stock issued to the board of directors was in lieu of cash compensation for their services to the Company during the year ended October 31, 2003 and the restrictions lapsed on October 31, 2003.

Warrants

During the year ended October 31, 2003, the Company issued three warrants to Sun Microsystems, Inc. (“Sun”).  The warrants allow Sun to acquire a total of 235,000 shares of the Company’s common stock at an exercise price of $1.83 per share for a term of five years from the date of grant.  The warrants were issued in connection with a SCOsource revenue transaction with Sun, and the Company has recorded the fair value of the warrants of $856,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and reduced SCOsource license revenue.  The Company received the $856,000 in cash from Sun in connection with payments received under the terms of the revenue transaction.  As of October 31, 2005, all warrants to Sun remained outstanding and unexercised.

During the year ended October 31, 2003, the Company issued a warrant to a consultant, as part of an agreement to assist the Company with its SCOsource licensing initiative.  The warrant allows the consultant to acquire 25,000 shares of the Company’s common stock at an exercise price of $8.50 per share for a term of two years from the date of the agreement.  The Company recorded the fair value of the warrant of $243,000, as determined using the Black-Scholes option-pricing model, as a warrant outstanding and included this cost as a cost of SCOsource licensing revenue.  During the year ended October 31, 2005, the warrant expired unexercised and the Company removed the value of $243,000 of the warrant from warrants outstanding and recorded this amount as a component of additional paid-in capital.

Repurchase of Common Stock

On March 10, 2004, the Company’s board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of the Company’s common stock over the 24-month period following March 10, 2004, the time at which the repurchase program was effective.  Any repurchased shares will be held in treasury and will be available for general corporate purposes.  The repurchase program will allow the Company to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors.  During the year ended October 31, 2004, the Company purchased approximately 290,000 shares of its common stock at a total cost of approximately $2,414,000.  The Company did not purchase any shares of its common stock during the year ended October 31, 2005.

Stockholder Rights Plan

On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004.  The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15 percent or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.  The value of the purchase rights is immaterial as of October 31, 2005.

Change in Control Agreements

On December 10, 2004, the Company entered into Change in Control Agreements with the following officers: Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”).  In addition, on January 23, 2006, the Company entered into Change in Control Agreements with two additional officers: Tim Negris and Sandy Gupta.

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

If the Officer is still employed by the Company when a Change in Control occurs, any stock, stock option or restricted stock granted to the Officer by the Company that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms.  Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Agreement.  The adoption of this provision represented a modification to the underlying stock option award for each Officer.  In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has calculated the intrinsic value of the awards on the modification date which was approximately $2,012,000.  No expense was recognized during the year ended October 31, 2005 and no expense will be recognized until such time that a Change in Control becomes probable.

On October 20, 2005, the Company’s Board of Directors approved to allow for 12 months of vesting on stock option awards for employees who are non-executives in the event of a Change in Control.  The adoption of this provision represents a modification to the underlying stock option award and the Company has calculated the intrinsic value of the awards on the modification date, which value was approximately $70,000.  No expense was recognized during the year ended October 31, 2005 and no expense will be recognized until such time that a Change in Control becomes probable.

(9) INCOME TAXES

The net income (loss) before income taxes consisted of the following components for the years ended October 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Domestic U.S. operations	$(10,333)	$(21,875)	$8,546
Foreign operations	(120)	(80)	(2,345)
Total	$(10,453)	$(21,955)	$6,201

The components of the provision for income taxes for the years ended October 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Current:
U.S. state	$—	$27	$16
Non – U.S.	273	1,368	758
	273	1,395	774
Deferred:
U.S. federal	(2,250)	(13,248)	1,114
U.S. state	(334)	(499)	42
Change in valuation allowance	2,584	13,747	(1,156)
Total provision for income taxes	$273	$1,395	$774

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities.  They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

The significant components of the Company’s deferred income tax assets and liabilities at October 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred income tax assets:
Net operating loss carry-forwards	$55,917	$45,580
Intangible assets	6,486	7,299
Tax basis in excess of book basis related to acquired assets	4,118	4,491
Reserves and accrued expenses	1,502	4,862
Book depreciation in excess of tax	373	425
Deferred revenue	284	270
Basis difference in investments	138	151
Capital loss carry-forward	474	4,009
Total deferred income tax assets	69,292	67,087
Deferred tax liabilities:
Tax on foreign earnings	(53)	(432)
Total deferred income tax liabilities	(53)	(432)
Valuation allowance	(69,239)	(66,655)
Net deferred income tax assets	$—	$—

The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, if any, and other future events, the effects of which cannot be determined.  The Company has established a full valuation allowance against its net deferred income tax assets.  Management believes that as of October 31, 2005, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the ultimate realizability of these deferred income tax assets, that it is more likely than not that those assets will not be realized.  As of October 31, 2005, the Company has used the enacted federal statutory rate of 35% because the benefit of the deferred income tax assets, if utilized, will likely be realized at 35%.

As of October 31, 2005, the Company had net operating loss carry-forwards for federal income tax reporting purposes totaling approximately $144,980,000 that expire between 2019 and 2025.  Approximately $19,371,000 of this amount is a result of the exercise of employee stock options.  When recognized, the tax benefit of these exercises will be accounted for as a credit to additional paid-in capital.

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

The differences between the provision for income taxes at the U.S. statutory rate and the Company’s effective tax rate are as follows:

	2005	2004	2003

Provision (benefit) at statutory rate	(35.0)%	(34.0)%	34.0%
Other permanent book to tax differences	0.2%	1.9%	0.2%
State income taxes, net of federal effect	0.0%	0.0%	0.3%
Foreign income taxes	2.6%	6.4%	12.3%
Change in fair value of derivative	0.0%	(9.1)%	(15.6)%
Change in valuation allowance	34.8%	41.2%	(18.7)%
Total provision for income taxes	2.6%	6.4%	12.5%

(10) COMMITMENTS AND CONTINGENCIES

Litigation

IBM Corporation

On or about March 6, 2003, the Company filed a civil complaint against IBM in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  In this action the Company claims, among other things, that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. “Sequent” licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system.  The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement.  As a result of IBM’s actions, the Company is requesting damages in an amount to be proven at trial and seeking injunctive relief.

On or about March 6, 2003, the Company notified IBM that they were not in compliance with the Company's UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of IBM’s UNIX source code license agreement, which underlies IBM’s AIX software.  On or about August 11, 2003, the Company sent a similar notice terminating the Sequent source code license.  IBM disputes the Company’s right to terminate those licenses.  In the event the Company’s termination of those licenses is valid, the Company believes IBM is exposed to substantial damages and injunctive relief based on its continued use and distribution of the AIX operating system.  On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against

IBM regarding its license breaches.  The Company does believe that Novell had the right to take any such action relative to the Company's UNIX source code rights.

On February 27, 2004, the Company filed a second amended complaint which alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM filed an answer and fourteen counterclaims.  Among other things, IBM has asserted that the Company does not have the right to terminate IBM’s UNIX license and IBM has claimed that the Company has breached the GNU General Public License and has infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights.  On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.

On February 9, 2005, the Court denied three motions for partial summary judgment that IBM had filed on the Company’s contract claims, on IBM’s eighth counterclaim for copyright infringement, and on IBM’s tenth counterclaim for a declaration of non-infringement of the Company's copyrights.  The Court denied each of those motions without prejudice to IBM’s renewing or refiling the motions after discovery is complete.  The Court also denied the Company’s motion to stay or dismiss IBM’s tenth counterclaim.  The Court ordered that no further dispositive motions could be filed until the close of discovery.

On July 1, 2005, the Court issued a revised Scheduling Order establishing, among other things, discovery and motion deadlines over the next 18 months with a five-week jury trial to commence on February 26, 2007.

Pursuant to the Court’s July 1, 2005 Scheduling Order, the Company filed its Interim Disclosure of Material Misused by IBM on October 28, 2005.  The Company’s report includes a matrix that identifies 217 separate technology disclosures that it contends IBM improperly made to enhance Linux in violation of one or more contractual prohibitions governing IBM’s use of the Company’s proprietary material.  The Company continued to review relevant materials, including evidence IBM has produced in discovery, and filed an updated report on December 22, 2005 detailing IBM’s misuse of the Company’s proprietary material.  The Company’s December 22, 2005 report includes 293 total disclosures which the Company claims violate its contractual rights and copyrights.  These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.  Discovery is ongoing in the case as the parties prepare for trial.

Novell, Inc.

On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with the Company's ownership of copyrights related to the Company’s UNIX source code and derivative works and the Company's UnixWare product.  The case is pending in the United States District Court for the District of Utah under the caption The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that the Company believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.

Novell has filed two motions to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law.  The Court denied both of Novell’s motions to dismiss.  On July 29, 2005, Novell filed its Answer and Counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, and accounting, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On December 6, 2005, a scheduling order was entered by the Court setting a schedule of discovery and motions leading up to a trial in June 2007.  On or about December 30, 2005, the Company filed a motion for leave to amend its complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use the Company’s UNIX code.  Novell has consented to the Company's filing of these additional claims.  Discovery is commencing in the case.

DaimlerChrysler Corporation

On or about March 3, 2004, the Company brought suit against DaimlerChrysler Corporation for its alleged violations of its UNIX license agreement with the Company.  The lawsuit alleges that DaimlerChrysler breached its UNIX software agreement by failing to provide an adequate or timely certification of its compliance with that agreement as the Company requested. The lawsuit, filed in Oakland County Circuit Court in the State of Michigan, requests the court to declare that DaimlerChrysler has violated the certification requirements of its UNIX software agreement, permanently enjoin DaimlerChrysler from further violations of the UNIX software agreement, issue a mandatory injunction requiring DaimlerChrysler to remedy the effects of its past violations of the UNIX software agreement and award the Company damages in an amount to be determined at trial together with costs, attorneys’ fees and any such other or different relief that the court may deem to be equitable and just.

In response to DaimlerChrysler’s motion to dismiss, the court granted DaimlerChrysler’s motion as to the substance of DaimlerChrysler’s certification, but denied the motion as to whether the certification was timely.  Based on this ruling, the Company filed a motion to stay the case pending the clarification of certain issues in the IBM litigation.  The court denied the motion to stay and based on a stipulation of the parties, the Court signed an order of dismissal without prejudice.  The Appellate Court has dismissed our appeal of the July 21, 2004 ruling finding that the order was not a final, appealable order.

AutoZone, Inc.

On or about March 2, 2004, the Company brought suit against AutoZone, Inc. for its alleged violations of the Company’s UNIX copyrights through its use of Linux.  The lawsuit alleges copyright infringement by AutoZone by, among other things, running versions of the Linux operating system that contain proprietary material from UNIX System V.  The lawsuit, filed in United States District Court in Nevada, requests injunctive relief against AutoZone’s further use or copying of any part of the Company’s copyrighted materials and also requests damages as a result of AutoZone’s infringement in an amount to be proven at trial.  In response to AutoZone’s motion to transfer the case to Tennessee or stay the case, the Federal Court in Nevada granted AutoZone’s motion to stay the case, with 90-day status reports to the Court, and denied without prejudice AutoZone’s motion to transfer the case to Tennessee.  The Court allowed the parties to take limited expedited discovery relating to the issue of preliminary injunctive relief which discovery was concluded in May 2005.

The Company has concluded the initial discovery allowed by the Court and filed its report with the Court on May 27, 2005.  Contrary to AutoZone’s own statements to the Court, the Company found through discovery, including depositions and other admissions of AutoZone, many instances of copying of programs containing the Company’s OpenServer code.  AutoZone has represented that it has now removed all of the Company’s code and proprietary information it copied or used in its migration to Red Hat Linux.  Because AutoZone represents it has removed or otherwise is not using the Company’s code and proprietary information, the Company currently does not intend to move for a preliminary injunction.  AutoZone does not admit that it violated the Company’s rights or caused us damage in that migration process, which are still points of dispute between the parties.  Given the stay issued by the Court in the case, the Company reserves the right to pursue infringement and damages in the future based on these issues and other issues stayed by the Court.

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

The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the Court for approval.  If the settlement agreement is approved by the Court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to the Company and our directors.

The Company has notified its underwriters and insurance companies of the existence of the claims.  Management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by the Company.

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. filed a complaint against the Company.  The action is pending in the United States District Court for the District of Delaware under the case caption Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772.  Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.  On April 6, 2004, the Court denied the Company’s motion to dismiss this case; however, the Court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat filed a motion for reconsideration, which the Court denied on March 31, 2005.  The Company intends to vigorously defend this action.  In the event the stay is lifted and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat.

Other Matters

In April 2003, the Company’s former Indian distributor filed a claim in India, requesting summary judgment for payment of $1,428,000, and an order that the Company trade in India only through the distributor and/or give a security deposit until the claim is paid.  The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets.  These requests for interim relief have failed in the court, and discovery has commenced and hearings on the main claims have been held and are ongoing.  The Company intends to vigorously defend this action.

Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses will be substantial.

The ultimate outcome or potential negative effect on the Company’s results of operations or financial position of the Red Hat, Inc., IPO Class Action, or Indian Distributor matters is neither probable nor estimable.

The Company is a party to certain other legal proceedings arising in the ordinary course of business.  Management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

Operating Lease Agreements

The Company has entered into operating leases for its offices located in the United States and for international sales offices.  The Company has commitments under these leases that extend through the year ending October 31, 2008.  Future minimum lease payments under non-cancelable operating leases as of October 31, 2005 were as follows (in thousands):

Operating
Leases
Year ending October 31,
2006	$1,797
2007	1,665
2008	312
2009	—
2010	—
Total minimum payments	$3,774

Total rent expense for all of the Company’s operating leases was $1,698,000, $3,097,000 and $3,170,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

Arrangement with Law Firms

On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”).  This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between the Company and the Law Firms in connection with their representation of the Company in the Company’s current litigation between it and IBM, Novell, Red Hat, AutoZone and DaimlerChrysler (the “SCO Litigation”).  The Company’s purpose in entering into the Engagement Agreement was to limit the cash expenditures needed to pursue the above litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for attorney fees in connection with the SCO Litigation through the end of the current litigation between the Company and IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of December 1, 2005, the Company had paid all of the $26,000,000.  As of October 31, 2005, $2,875,000 remained in the escrow account and is classified as a component of restricted cash.

In addition, the Company must also pay one or more contingency fees upon any amount the Company or its stockholders may receive as a result of a settlement, judgment or a sale of the Company.  The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:

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

Grants of Unregistered Stock Options; Potential Interest and Penalties Related to Rescission

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

The Company currently does not intend to make a rescission offer to participants who are holding such options.  Since any loss is considered reasonably possible but not estimable, the Company has not recorded a liability for this contingency.

The Company may also be required to pay interest and penalties up to statutory limits in connection with Plan participants making rescission claims.  The Company believes that it is reasonably possible that it may be required to pay interest and penalties, but it is not able to estimate an amount.

(11) RESTRUCTURINGS

Since the year ended October 31, 2001, the Company has undertaken significant restructuring activities to reduce its ongoing cost of operations.  All restructurings that occurred prior to the year ended October 31, 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  For restructuring activities initiated beginning with the year ended October 31, 2003, the Company has accounted for one-time termination benefits, contract termination costs and other associated costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Other severance benefits under ongoing severance plans have been accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.”

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

In connection with the Company’s restructuring activities, the Company incurred the following (in thousands):

Year Ended October 31, 2005	Balance at November 1, 2004	Additions	Adjustments	Utilization	Balance at October 31, 2005

Ongoing severance and other	$401	$—	$—	$(401)	$—

Year Ended October 31, 2004	Balance at November 1, 2003	Additions	Adjustments	Utilization	Balance at October 31, 2004

One-time severance	$—	$309	$—	$(309)	$—
Ongoing severance and other	—	2,071	—	(1,670)	401
Facilities	348	788	—	(1,136)	—
Total	$348	$3,168	$—	$(3,115)	$401

Year Ended October 31, 2003	Balance at November 1, 2002	Additions	Adjustments		Utilization	Balance at October 31, 2003

One-time severance	$—	$198	$—		$(198)	$—
Ongoing severance and other	560	1,388	(273	)*	(1,675)	—
Facilities	2,117	—	(815	)*	(954)	348
Total	$2,677	$1,586	$(1,088)		$(2,827)	$348

* The facilities adjustment of $815,000 was the result of successfully negotiating out of lease commitments in connection with the Company’s winding down of SCO Group, Ltd and the adjustment for the $273,000 for ongoing severance was for the true-up of previously recorded accruals.

(12) RELATED PARTY TRANSACTIONS

Effective March 11, 2005, Canopy transferred all of its shares of the Company’s common stock to Ralph Yarro, the Chairman of the Company’s Board of Directors, and at that time we were no longer a related party to Canopy.

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

At the time the promissory note was executed, the Company had no recorded basis in the Assigned Software.  Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt concerning the ability of C7 to repay the debt as they were not profitable and being funded by Canopy, no gain was recognized by the Company until payment was received on December 9, 2004.  The Company recorded the $500,000 received as a component of other income in its statement of operations and comprehensive loss for the year ended October 31, 2005.

Kevin McBride is a licensed attorney working on the SCO Litigation as part of the Engagement Agreement and is also the brother of the Company’s Chief Executive Officer, Darl McBride.  During the year ended October 31, 2005, Kevin McBride’s legal fees were paid by Boies, Schiller & Flexner.  Prior to October 31, 2004, Kevin McBride’s costs for both legal fees and reimbursable expenses were paid by Boies, Schiller & Flexner in connection with the initial engagement agreement.

As part of the Engagement Agreement entered into on October 31, 2004, the Company started paying directly to Kevin McBride reimbursable expenses associated with the SCO Litigation, which primarily included document management, outsourced technical and litigation assistance, and travel expenses.  During the year ended October 31, 2005, the Company incurred costs of approximately $323,000 for the above-mentioned expenses for Kevin McBride.

(13) EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan through which eligible participants may elect to make contributions to the plan, subject to certain limitations under the Internal Revenue Code.  Under the terms of the plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan.  During the years ended October 31, 2005, 2004 and 2003, the Company contributed $208,000, $217,000 and $206,000, respectively, to the plan for matching contributions.

(14) CONCENTRATION OF RISK

As of October 31, 2005 and 2004, the Company had no customers who made up more than 10% of the ending accounts receivable balance.

During the years ended October 31, 2005 and 2004, the Company did not have any single customers that accounted for more than 10% of total revenue.

During the year ended October 31, 2003, two significant customers, Microsoft and Sun, accounted for approximately 21% and 12% of the Company’s revenue.

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

	Year Ended October 31, 2005
	UNIX	SCOsource	Total

Revenue	$35,838	$166	$36,004
Cost of revenue	5,466	12,847	18,313
Gross margin (deficit)	30,372	(12,681)	17,691
Sales and marketing	11,666	154	11,820
Research and development	7,940	389	8,329
General and administrative	6,604	443	7,047
Other	2,394	—	2,394
Total operating expenses	28,604	986	29,590

Income (loss) from operations	$1,768	$(13,667)	$(11,899)

	Year Ended October 31, 2004
	UNIX	SCOsource	Total

Revenue	$41,980	$829	$42,809
Cost of revenue	7,355	19,743	27,098
Gross margin (deficit)	34,625	(18,914)	15,711
Sales and marketing	15,806	1,232	17,038
Research and development	10,126	486	10,612
General and administrative	7,385	241	7,626
Other	9,008	—	9,008
Total operating expenses	42,325	1,959	44,284

Loss from operations	$(7,700)	$(20,873)	$(28,573)

	Year Ended October 31, 2003
	UNIX	SCOsource	Total

Revenue	$53,408	$25,846	$79,254
Cost of revenue	10,422	9,500	19,922
Gross margin	42,986	16,346	59,332
Sales and marketing	24,392	—	24,392
Research and development	11,012	—	11,012
General and administrative	6,230	—	6,230
Other	5,306	8,956	14,262
Total operating expenses	46,940	8,956	55,896

Income (loss) from operations	$(3,954)	$7,390	$3,436

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of October 31, 2005 and 2004 (in thousands):

	October 31, 2005	October 31, 2004
Intangible assets and goodwill:
UNIX (reseller channel and trade name)	$2,370	$4,740
SCOsource (UNIX technology)	337	673
Total intangible assets	$2,707	$5,413

Geographic Regions

The Company’s two geographic regions consist of the Americas and International.  The International division consists of EMEA (Europe, the Middle East and Africa) and Asia.  Any financial amounts not directly attributable to either the Americas or International geographic region are included in the corporate column.  The following tables present the Company’s results of operations by geographic region (in thousands):

	Year Ended October 31, 2005
	Americas	International	Corporate	Total

Revenue	$18,634	$17,370	$—	$36,004
Cost of revenue	15,955	2,358	—	18,313
Gross margin	2,679	15,012	—	17,691
Sales and marketing	4,505	7,315	—	11,820
Research and development	4,331	3,998	—	8,329
General and administrative	3,664	3,383	—	7,047
Other	—	—	2,394	2,394
Total operating expenses	12,500	14,696	2,394	29,590

Loss from operations	$(9,821)	$316	$(2,394)	$(11,899)

	Year Ended October 31, 2004
	Americas	International	Corporate	Total

Revenue	$24,531	$18,278	$—	$42,809
Cost of revenue	24,031	3,067	—	27,098
Gross margin	500	15,211	—	15,711
Sales and marketing	8,072	8,966	—	17,038
Research and development	6,215	4,397	—	10,612
General and administrative	4,077	3,549	—	7,626
Other	—	—	9,008	9,008
Total operating expenses	18,364	16,912	9,008	44,284

Loss from operations	$(17,864)	$(1,701)	$(9,008)	$(28,573)

	Year Ended October 31, 2003
	Americas	International	Corporate	Total

Revenue	$55,130	$24,124	$—	$79,254
Cost of revenue	15,435	4,487	—	19,922
Gross margin	39,695	19,637	—	59,332
Sales and marketing	9,724	14,668	—	24,392
Research and development	6,200	4,812	—	11,012
General and administrative	3,513	2,717	—	6,230
Other	8,956	—	5,306	14,262
Total operating expenses	28,393	22,197	5,306	55,896

Income (loss) from operations	$11,302	$(2,560)	$(5,306)	$3,436

Long-lived assets, which include property and equipment and intangible assets, by geographic region consist of the following as of October 31, 2005 and October 31, 2004 (in thousands):

	October 31, 2005	October 31, 2004
Long-lived assets:
Americas	$3,231	$5,953
International	54	109
Total long-lived assets	$3,285	$6,062

(16) SUBSEQUENT EVENTS

Equity Financing

On November 29, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with several institutional investors and one member of the Company’s board of directors.  The Company sold to the investors 2,852,000 shares of the Company’s common stock for gross proceeds of approximately $10,005,000.  The costs to date to facilitate the private placement of the common stock are approximately $100,000.  The shares issued to the institutional investors were at $3.50 per share and the shares issued to the board member were at $3.92 per share.  Pursuant to the Purchase Agreement, the Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission

Completion of Rescission Offer

In December 2005, the Company offered to rescind a total of 337,289 shares of common stock issued under its ESPP to current and former employees while they resided in any of California, Connecticut, Illinois, New Jersey, Utah, Texas or Washington.  These shares represented all of the ESPP shares the Company issued to residents of these states for which a purchaser could claim a rescission right.  The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be.

The rescission offer concluded on January 20, 2006.  As of that date, 14 offerees had accepted the Company’s offer to rescind the purchase of approximately 7,300 shares.  The Company plans to make aggregate payments to such offerees of approximately $41,500, which includes approximately $9,700 in applicable statutory interest and damages.  As a result of the rescission offer, the Company believes it has extinguished its state rescission liability and mitigated its federal rescission liability to anyone to whom the rescission offer was made for noncompliance with the registration or qualification requirements of federal and state securities laws as they relate to the shares issued under the ESPP.

THE SCO GROUP, INC.

AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts:
Year ended October 31, 2005	$136	$18	$(10	)(a)	$144
Year ended October 31, 2004	230	11	(105	)(a)	136
Year ended October 31, 2003	348	296	(414	)(a)	230
Inventory reserves:
Year ended October 31, 2005	56	39	(24	)(b)	71
Year ended October 31, 2004	19	59	(22	)(b)	56
Year ended October 31, 2003	115	—	(96	)(b)	19
Allowance for sales returns:
Year ended October 31, 2005	258	967	(638	)(c)	587
Year ended October 31, 2004	819	489	(1,050	)(c)	258
Year ended October 31, 2003	1,055	1,958	(2,194	)(c)	819

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

Changes in internal control over financial reporting.  During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to this item is set forth under “Executive Officers and Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”).  Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors.  The code of ethics is available at our website at www.sco.com.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Item 11.  Executive Compensation

Information with respect to this item is set forth under “Historical Compensation of the Company” in the Proxy Statement.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.  Such information is incorporated herein by reference.

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information’ in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information with respect to this item is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information with respect to this item is set forth under “Principal Accountant Fees and Services” in the Proxy Statement.  Such information is incorporated herein by reference.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this report:

(1)                                  Consolidated Financial Statements:  See Index to Consolidated Financial Statements at Item 8 on page 45 of this report.

(2)                                  Financial Statement Schedule:  See Index to Consolidated Financial Statements at Item 8 on page 45 of this report.

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

10.1*	1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-94351)).
10.2*	Amendment No. 1 to 1998 Stock Option Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).
10.3*

Form Notice of Grant of Stock Options for 1998 Stock Option Plan. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.4*	1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.4 through 10.8 of the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).
10.5*

Amendment No. 5 to 1999 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.6*

Amendment No. 6 to 1999 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.7*

Form Notice of Grant of Stock Options for 1999 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.8*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).
10.9*

Amendment No. 2 to 2000 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.10*

Amendment No. 3 to 2000 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.11*

Amendment No. 4 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

10.12*	Amendment No. 5 to 2000 Employee Stock Purchase Plan
10.13*	2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).
10.14*

Form Notice of Grant of Stock Options for 2002 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911).

10.15

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

10.26*

Severance Agreement between Ransom H. Love and Caldera International, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 000-29911)).

10.27

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

10.29

Letter Agreement dated December 8, 2003 among the Registrant, BayStar Capital II, L.P., Royal Bank of Canada and Acknowledged by Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

10.30

Asset Purchase Agreement dated June 6, 2003 between the Registrant and Vultus, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-106885)).

10.31

Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.32

Stock Repurchase Agreement dated as of May 31, 2004 between the Registrant and BayStar (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2004 (File No. 000-29911)).

10.33

Letter Agreement dated October 31, 2004 among Boies, Schiller & Flexner LLP, Kevin McBride, Berger Singerman and SCO (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2004 (File No. 000-29911)).

10.34*	2004 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).
10.35*

Form Notice of Grant of Stock Options for 2004 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-29911)).

10.36*

Form of Executive Officer Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-29911)).

10.37*

The SCO Group Employee Incentive Bonus Program for Fiscal Year 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911)).

10.38*	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004 (File No. 000-29911)).
10.39*

Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 1 to Form S-3 on Form S-1 filed on May 18, 2005 (File No. 333-116732)).

10.40

Common Stock Purchase Agreement dated as of November 29, 2005 among the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.43 to Form S-1 filed on December 22, 2005 (File No. 333-130609)).

10.41*	America Sales Compensation Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911)).
10.42*	Summary Sheet of Compensation of Named Executive Officers.
10.43*	Summary Sheet of Compensation of Directors (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on July 5, 2005 (File No. 000-29911)).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Tanner LC, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
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

* These items identify a management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2006.

THE SCO GROUP, INC.

By:	/s/ Bert B. Young
Bert B. Young
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Darl C. McBride	President, Chief Executive	January 27, 2006
Darl C. McBride	Officer and Director

Principal Financial and Accounting Officer:

/s/ Bert B. Young	Chief Financial Officer	January 27, 2006
Bert B. Young

Directors:

/s/ Ralph J. Yarro III	Chairman of the Board	January 27, 2006
Ralph J. Yarro III

/s/ Darcy G. Mott	Director	January 27, 2006
Darcy G. Mott

/s/ Edward E. Iacobucci	Director	January 27, 2006
Edward E. Iacobucci

/s/ R. Duff Thompson	Director	January 27, 2006
R. Duff Thompson

/s/ J. Kent Millington	Director	January 27, 2006
J. Kent Millington

/s/ Daniel W. Campbell	Director	January 27, 2006
Daniel W. Campbell

/s/ Omar T. Leeman	Director	January 27, 2006
Omar T. Leeman