Form 10-Q
period 2006-01-31
SCO GROUP INC
filed 2006-03-17
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☒

As of March 14, 2006, there were 20,993,848 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2006 and October 31, 2005

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,	October 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,018	$4,272
Restricted cash	2,670	5,690
Available-for-sale marketable securities	7,196	6,165
Accounts receivable, net of allowance for doubtful accounts of $136 and $144, respectively	4,917	6,343
Other current assets	2,151	2,454
Total current assets	28,952	24,924

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,029	2,224
Leasehold improvements	289	345
Furniture and fixtures	70	96
	2,388	2,665
Less accumulated depreciation and amortization	(1,825)	(2,087)
Net property and equipment	563	578

OTHER ASSETS:
Definite-lived intangibles, net	2,030	2,707
Other assets	731	739
Total other assets	2,761	3,446

Total assets	$32,276	$28,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,241	$2,197
Payable to Novell, Inc.	912	2,815
Accrued payroll and benefits	1,836	2,656
Accrued liabilities	3,366	3,118
Deferred revenue	3,637	3,841
Royalties payable	390	406
Income taxes payable	1,159	1,222
Total current liabilities	13,541	16,255

LONG-TERM LIABILITIES	335	338

COMMITMENTS AND CONTINGENCIES (Note 4)

COMMON STOCK SUBJECT TO RESCISSION (Note 5)	—	1,018

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,289 and 18,331 shares outstanding, respectively	21	18
Additional paid-in capital	258,630	246,985
Common stock held in treasury; 297 and 290 shares, respectively	(2,446)	(2,414)
Warrants outstanding	856	856
Accumulated other comprehensive income	862	834
Accumulated deficit	(239,523)	(234,942)
Total stockholders’ equity	18,400	11,337

Total liabilities and stockholders’ equity	$32,276	$28,948

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended January 31,
	2006	2005

REVENUE:
Products	$6,000	$7,304
SCOsource licensing	30	70
Services	1,313	1,491
Total revenue	7,343	8,865

COST OF REVENUE:
Products	584	644
SCOsource licensing	4,010	3,493
Services	637	749
Total cost of revenue	5,231	4,886

GROSS MARGIN	2,112	3,979

OPERATING EXPENSES:
Sales and marketing	2,688	2,944
Research and development	1,871	2,088
General and administrative	1,592	1,763
Amortization of intangibles	592	593
Total operating expenses	6,743	7,388

LOSS FROM OPERATIONS	(4,631)	(3,409)

EQUITY IN INCOME (LOSS) OF AFFILIATE	(8)	53

OTHER INCOME (EXPENSE):
Interest income	152	37
Other income (expense), net	(7)	472
Total other income, net	145	509

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,494)	(2,847)

PROVISION FOR INCOME TAXES	(87)	(114)

NET LOSS	$(4,581)	$(2,961)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.23)	$(0.17)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	20,062	17,751

OTHER COMPREHENSIVE LOSS
Net loss	$(4,581)	$(2,961)
Unrealized gain (loss) on available-for-sale marketable securities	34	(3)
Foreign currency translation adjustment	(6)	62
COMPREHENSIVE LOSS	$(4,553)	$(2,902)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,581)	$(2,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $85 and $83 classified as cost of SCOsource licensing revenue)	677	676
Depreciation and amortization	79	94
Stock-based compensation	401	15
Loss on disposal of assets	5	14
Equity in (income) loss of affiliate	8	(53)
Changes in operating assets and liabilities:
Restricted cash	1,117	202
Accounts receivable, net	1,426	685
Other current assets	303	(97)
Other assets	—	36
Accounts payable	44	(6,476)
Accrued payroll and benefits	(820)	(1,103)
Compensation to law firms	—	(7,956)
Accrued liabilities	248	(28)
Deferred revenue	(204)	642
Royalties payable	(16)	(69)
Income taxes payable	(63)	(217)
Other long-term liabilities	(3)	—
Net cash used in operating activities	(1,379)	(16,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69)	(45)
Purchase of available-for-sale marketable securities	(1,031)	(5,600)
Proceeds from sale of available-for-sale marketable securities	—	18,410
Net cash (used in) provided by investing activities	(1,100)	12,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase plan	301	373
Proceeds from exercise of common stock options	23	198
Repurchase of common stock	(32)	—
Proceeds from sale of common stock in a private placement, net of offering costs	9,905	—
Net cash provided by financing activities	10,197	571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,718	(3,260)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	28	53
CASH AND CASH EQUIVALENTS, beginning of period	4,272	12,693
CASH AND CASH EQUIVALENTS, end of period	$12,018	$9,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$125	$196

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Increase (decrease) in common stock subject to rescission	$(1,018)	$893

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies.  The Company has operations in a number of countries that provide support services to customers and resellers. During the year ended October 31, 2003, the Company initiated its SCOsource business to protect its UNIX intellectual property.  The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation, which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems, in May 2001.

During the three months ended January 31, 2006, the Company used cash of $1,379,000 in its operating activities.  As of January 31, 2006, the Company had a total of $12,018,000 in cash and cash equivalents, $7,196,000 in available-for-sale marketable securities, and $2,670,000 in restricted cash, of which $1,758,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation (as defined herein), if needed, and the remaining $912,000 of restricted cash is payable to Novell for its retained binary royalty stream.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from these estimates.  The Company’s critical accounting policies and estimates include, among others, revenue recognition, allowances for doubtful accounts receivable,  impairment and useful lives of long-lived assets, litigation reserves, and valuation allowances against deferred income tax assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  The Company’s revenue has historically been from three sources: (i) product license revenue, primarily from product sales to resellers, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) revenue from SCOsource licensing.

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

The Company considers an arrangement with payment terms longer than the Company’s normal business practice not to be fixed or determinable, and revenue is recognized when the fee becomes due.  The Company typically provides stock rotation rights for sales made through its distribution channel and sales to distributors are recognized upon shipment by the distributor to end users.  For direct sales not through the Company’s distribution channel, sales are typically non-refundable and non-cancelable.  The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable.

The Company’s SCOsource revenue to date has been primarily generated from agreements to utilize the Company’s UNIX source code as well as from intellectual property compliance agreements.  The Company recognizes revenue from SCOsource agreements when a signed contract exists, the fee is fixed or determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $9,555,000 and $1,528,000 as of January 31, 2006 and October 31, 2005, respectively.  Cash was $2,463,000 and $2,744,000 as of January 31, 2006 and October 31, 2005, respectively.

Available-for-Sale Marketable Securities

Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss.  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.

                Available-for-sale marketable securities totaled $7,196,000 as of January 31, 2006.  Any available-for-sale marketable securities in an unrealized loss position as of January 31, 2006 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale marketable security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

Net Loss per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net income per common share (“Diluted EPS”), if any, is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock.  If dilutive, the Company computes Diluted EPS using the treasury stock method.

The excluded anti-dilutive common share equivalents of 4,874,000 and 3,784,000 as of January 31, 2006 and 2005, respectively, are not included in the computation of Diluted EPS as their effect would have decreased Diluted EPS.

 (3) DEFINITE-LIVED INTANGIBLE ASSETS

The following table shows the activity related to definite-lived intangible assets for the three months ended January 31, 2006 as well as the remaining unamortized balances as of January 31, 2006 (in thousands):

	As of October 31, 2005	Three Months Ended January 31, 2006	As of January 31, 2006
		Amortization
	Carrying Value	Expense	Carrying Value
Definite-lived intangible assets:
Distribution/reseller channel	$2,318	$(579)	$1,739
Acquired technology	337	(85)	252
Trade name	52	(13)	39
Total definite-lived intangible assets	$2,707	$(677)	$2,030

Of the $677,000 in amortization expense, $592,000 was classified as amortization of intangible assets in operating expenses and the remaining $85,000 was classified as cost of SCOsource licensing revenue.

(4) COMMITMENTS AND CONTINGENCIES

Litigation

IBM Corporation

On or about March 6, 2003, the Company filed a civil complaint against IBM in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294.  In this action, the Company claims, among other things, that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. “Sequent” licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system.  The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement.  As a result of IBM’s actions, the Company is requesting damages in an amount to be proven at trial and seeking injunctive relief.

On or about March 6, 2003, the Company notified IBM that IBM was not in compliance with the Company’s UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of IBM’s UNIX source code license agreement, which underlies IBM’s AIX software.  On or about August 11, 2003, the Company sent a similar notice terminating the Sequent source code license.  IBM disputes the Company’s right to terminate those licenses.  In the event the Company’s termination of those licenses is valid, the Company believes IBM is exposed to substantial damages and injunctive relief claims based on its continued use and distribution of the AIX operating system.  On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against IBM regarding its license breaches.  The Company does not believe that Novell had the right to take any such action relative to the Company’s UNIX source code rights.

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

Pursuant to the court’s July 1, 2005 Scheduling Order, the Company filed its Interim Disclosure of Material Misused by IBM on October 28, 2005.  The Company’s report includes a matrix that identifies 217 separate technology disclosures that it contends IBM improperly made to enhance Linux in violation of one or more contractual prohibitions governing IBM’s use of the Company’s proprietary material.  The Company continued to review relevant materials, including evidence IBM has produced in discovery, and filed an updated report on December 22, 2005 detailing IBM’s misuse of the Company’s proprietary material.  The Company’s December 22, 2005 report includes 294 total disclosures which the Company claims violate its contractual rights and copyrights.  These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.  On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims.  IBM argues that of the 294 items identified by the Company in the December 22, 2005 filing, 201 did not meet the level of specificity required by the court.  IBM requested that the Company be limited to 93 items set forth in the December 22, 2005 filing which IBM claims meet the required level of specificity.  The Company disagrees with IBM’s motion and analysis and filed an opposition brief under seal with the court.  Discovery is ongoing in the case as the parties prepare for trial.

Novell, Inc.

On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to the Company’s UNIX source code and derivative works and the Company’s UnixWare product.  The case is pending in the United States District Court for the District of Utah under the caption, The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139.  In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages.  Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that the Company believes Novell has wrongfully registered, prevent Novell from representing any ownership interest in those copyrights and require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.

Novell has filed two motions to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law.  The court denied both of Novell’s motions to dismiss.  On July 29, 2005, Novell filed its Answer and Counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the Asset Purchase Agreement between Novell and the Company’s predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained binary royalty stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On December 6, 2005, a scheduling order was entered by the court setting a schedule of discovery and motions leading up to a trial in June 2007.  On or about December 30, 2005, the Company filed a motion for leave to amend its complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use the Company’s UNIX code.  Novell has consented to the Company’s filing of these additional claims.  Discovery is commencing in the case.

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

                The Company concluded the initial discovery allowed by the court and filed its report with the court on May 27, 2005.  Contrary to AutoZone’s own statements to the court, the Company found through discovery, including depositions and other admissions of AutoZone, many instances of copying of programs containing the Company’s OpenServer code.  AutoZone has represented that it has now removed all of the Company’s code and proprietary information it copied or used in its migration to Red Hat Linux.  Because AutoZone represents it has removed or otherwise is not using the Company’s code and proprietary information, the Company currently does not intend to move for a preliminary injunction.  AutoZone does not admit that it violated the Company’s rights or caused it damage in that migration process, which are still points of dispute between the parties.  Given the stay issued by the court in the case, the Company reserves the right to pursue infringement and damages in the future based on these issues and other issues stayed by the court.

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

Red Hat, Inc.

On August 4, 2003, Red Hat, Inc. filed a complaint against the Company.  The action is pending in the United States District Court for the District of Delaware under the case caption, Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772.  Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets.  In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement.  On April 6, 2004, the court denied the Company’s motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM.  Red Hat filed a motion for reconsideration, which the court denied on March 31, 2005.  The Company intends to vigorously defend this action.  In the event the stay is lifted and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat.

Other Matters

In April 2003, the Company’s former Indian distributor filed a claim in India, requesting summary judgment for payment of approximately $1,428,000, and an order that the Company trade in India only through the distributor and/or give a security deposit until the claim is paid.  The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs.  Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed.  The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets.  These requests for interim relief have failed in the court, and discovery has commenced and hearings on the main claims have been held and are ongoing.  The Company intends to vigorously defend this action.

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

(5) COMMON STOCK SUBJECT TO RESCISSION

The Company believes certain shares and options granted under its Equity Compensation Plans were issued without complying with registration or qualification requirements under federal securities laws and the securities laws of certain states.  As a result, certain Plan participants had a right to rescind their purchases of shares under the Plans or recover damages if they no longer own the shares or hold unexercised options, subject to applicable statutes of limitations.  Additionally, regulatory authorities may require the Company to pay fines or impose other sanctions.

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

In December 2005, the Company offered to rescind a total of 337,289 shares of common stock issued under its 2000 Employee Stock Purchase Plan (the “ESPP”) to current and former employees while they resided in any of California, Connecticut, Illinois, New Jersey, Utah, Texas or Washington.  These shares represented all of the ESPP shares the Company issued to residents of these states for which a purchaser could claim a rescission right.  The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be.

The rescission offer concluded on January 20, 2006.  As of that date, 14 offerees had accepted the Company’s offer to rescind the purchase of approximately 7,300 shares.  The Company made aggregate payments to such offerees of approximately $41,500, which includes approximately $31,800 for the purchase of the shares and approximately $9,700 in statutory interest and damages.  As a result of the rescission offer, the Company believes it has extinguished its state rescission liability and mitigated its federal rescission liability to anyone to whom the rescission offer was made for noncompliance with the registration or qualification requirements of federal and state securities laws as they relate to the shares issued under the ESPP.  Upon the close of the rescission offer, the Company reclassified the $1,018,000 of common stock subject to rescission as additional paid-in capital in permanent equity.

(6) STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On November 29, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with several institutional investors and one member of the Company’s board of directors.  On November 30, 2005, the Company sold to the investors approximately 2,852,000 shares of the Company’s common stock for gross proceeds of approximately $10,005,000.  The costs to date to facilitate the private placement of the common stock are approximately $100,000.  The shares issued to the institutional investors were issued at $3.50 per share and the shares issued to the board member were issued at $3.92 per share.  Pursuant to the Purchase Agreement, the Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of this common stock, and to use its commercially reasonable efforts to have such registration statement declared effective.   On December 22, 2005, the Company filed a registration statement with the Securities and Exchange Commission, and on March 1, 2006, the Company filed a pre-effective amendment to this registration statement.  As of the date the Company filed this Form 10-Q, the registration statement had not been declared effective by the SEC.

Equity Plans

The Company has established the 1998 Stock Option Plan (the “1998 Plan”), 1999 Omnibus Stock Incentive Plan (the “1999 Plan”), the 2002 Omnibus Stock Incentive Plan (the “2002 Plan”) and the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) for the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses to employees, executive officers, members of the Board of Directors and outside consultants.  The Compensation Committee of the Board of Directors has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.  Under the terms of the 1998, 1999, 2002 and 2004 Plans, options generally expire 10 years from the date of grant or within 90 days of termination.  Options granted under these plans generally vest at 25 percent after the completion of one year of service and then 1/36 per month for the remaining three years and would be fully vested at the end of four years.   Pursuant to the terms of their grant agreements, certain of the options granted under these plans may be subject to accelerated vesting upon a change in control of the Company.

The Company has also established the 2000 Employee Stock Purchase Plan, as amended, which is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions.

Prior to October 31, 2005, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations.  Accordingly, no stock-based compensation expense had been reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.”  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months ended January 31, 2006, for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months ended January 31, 2005 have not been restated.

The effect of adopting SFAS No. 123(R) as of November 1, 2005 for the three months ended January 31, 2006 was to record $401,000 of stock-based compensation expense.  For the three months ended January 31, 2006 and 2005, the Company has allocated stock-based compensation expense to the following statement of operations and comprehensive loss captions (in thousands):

	Three Months Ended January 31,
	2006	2005

Cost of products	$2	$—
Cost of SCOsource licensing	53	—
Cost of services	12	—
Sales and marketing	68	7
Research and development	20	8
General and administrative	246	—
Total stock-based compensation expense	$401	$15

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months ended January 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to November 1, 2005 (in thousands):

Three Months Ended January 31, 2005
Net loss:
As reported	$(2,961)
Stock-based compensation included in reported net loss	15
Stock-based compensation under fair value method	(194)
Pro forma net loss	$(3,140)
Net loss per basic and diluted common share:
As reported	$(0.17)
Pro forma	$(0.18)

With respect to stock options granted during the three months ended January 31, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended January 31,
	2006	2005
Risk-free interest rate	4.4%	3.4%
Expected dividend yield	0.0%	0.0%
Volatility	63%	89%
Expected exercise life (in years)	5.0	2.7

The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.

During the three months ended January 31, 2006, the Company granted options to purchase approximately 839,000 shares of common stock with an average exercise price of $3.78 per share.  None of these stock options were granted with an exercise price below the quoted market price on the date of grant.  During the three months ended January 31, 2006, options to purchase approximately 17,000 shares of common stock were exercised with an average exercise price of $1.36 per share.  As of January 31, 2006, there were approximately 4,639,000 stock options outstanding with a weighted average exercise price of $4.11 per share.

 (7) CONCENTRATION OF CREDIT RISK

As of January 31, 2006 and October 31, 2005, the Company had no customers who made up more than 10 percent of the accounts receivable balance.

During the three months ended January 31, 2006 and 2005, no single customer accounted for more than 10 percent of total revenue.

 (8) SEGMENT INFORMATION

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

	Three Months Ended January 31, 2006
	UNIX	SCOsource	Total

Revenue	$7,313	$30	$7,343
Cost of revenue	1,221	4,010	5,231
Gross margin (deficit)	6,092	(3,980)	2,112
Sales and marketing	2,688	—	2,688
Research and development	1,777	94	1,871
General and administrative	1,532	60	1,592
Amortization of intangibles	592	—	592
Total operating expenses	6,589	154	6,743
Loss from operations	$(497)	$(4,134)	$(4,631)

	Three Months Ended January 31, 2005
	UNIX	SCOsource	Total

Revenue	$8,795	$70	$8,865
Cost of revenue	1,393	3,493	4,886
Gross margin (deficit)	7,402	(3,423)	3,979
Sales and marketing	2,797	147	2,944
Research and development	1,976	112	2,088
General and administrative	1,672	91	1,763
Amortization of intangibles	593	—	593
Total operating expenses	7,038	350	7,388
Income (loss) from operations	$364	$(3,773)	$(3,409)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of January 31, 2006 and October 31, 2005 (in thousands):

	January 31, 2006	October 31, 2005
Intangible assets:
UNIX (reseller channel and trade name)	$1,778	$2,370
SCOsource (UNIX technology)	252	337
Total intangible assets	$2,030	$2,707

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Item 1A—Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three months ended January 31, 2006.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Business Focus

UNIX Business.  Our UNIX business serves the needs of small-to-medium sized businesses, including replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX operating systems and software products to power computers running on Intel architecture.  Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners which includes distributors and independent solution providers.  We have operations in a number of countries that provide support and services to customers and resellers.  The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.

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

The following table shows the operating results of the UNIX business for the three months ended January 31, 2006 and 2005 (in thousands):

	Three Months Ended January 31,
	2006	2005

Revenue	$7,313	$8,795
Cost of revenue	1,221	1,393
Gross margin	6,092	7,402
Sales and marketing	2,688	2,797
Research and development	1,777	1,976
General and administrative	1,532	1,672
Amortization of intangibles	592	593
Total operating expenses	6,589	7,038
Income (loss) from operations	$(497)	$364

Revenue from our UNIX business decreased by $1,482,000, or 17 percent, for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.  The revenue from this business has been declining over the last several quarters primarily as a result of increased competition from alternative operating systems, particularly Linux.  We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance.  The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

In an effort to try to sustain profitability in our UNIX business, we have decreased our operating costs.  Operating costs for our UNIX business decreased from $7,038,000 for the three months ended January 31, 2005 to $6,589,000 for the three months ended January 31, 2006.  These cost reductions have primarily been attributable to reduced headcount and continued operational efficiencies generated in our UNIX business as well as from the consolidation of certain facilities.

In our UNIX business, we have reduced the number of full-time equivalent employees from 165 as of January 31, 2005 to 156 as of January 31, 2006.  We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence.  Based on our cost-cutting actions, we anticipate that our UNIX business will continue to generate positive cash flow throughout the year ending October 31, 2006.

The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support for our products.  The decline in our UNIX business and our SCOsource business may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in revenue and, potentially, negative cash flow from our UNIX business.

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

In an effort to protect and defend our UNIX intellectual property, we initiated our SCOsource business.  Our SCOsource revenue for the years ended October 31, 2005 and 2004 was significantly lower than revenue generated during the year ended October 31, 2003, and we believe and allege our revenue and related revenue opportunities have been adversely impacted by Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing with us until an outcome in this legal matter has been reached.

The following table shows the operating results of the SCOsource business for the three months ended January 31, 2006 and 2005 (in thousands):

	Three Months Ended January 31,
	2006	2005

Revenue	$30	$70
Cost of revenue	4,010	3,493
Gross deficit	(3,980)	(3,423)
Sales and marketing	—	147
Research and development	94	112
General and administrative	60	91
Total operating expenses	154	350
Loss from operations	$(4,134)	$(3,773)

Revenue from our SCOsource business decreased from $70,000 for the three months ended January 31, 2005 to $30,000 for the three months ended January 31, 2006.  Revenue in both of the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.  Cost of revenue, which primarily includes legal and professional fees incurred in connection with the SCO Litigation, increased from $3,493,000 for the three months ended January 31, 2005 to $4,010,000 for the three months ended January 31, 2006.  This increase was primarily attributable to work performed by technical and other experts in connection with the SCO Litigation.   We expect cost of revenue to decrease in the future, since we have made our final payment to Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”) pursuant to the Engagement Agreement as described in “Liquidity and Capital Resources” below.   However, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.

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

Critical Accounting Policies

Our critical accounting policies and estimates include the following:

•                              Revenue recognition;

•                              Deferred income tax assets and related valuation allowances;

•                              Litigation reserves;

•                              Impairment and useful lives of long-lived assets; and

•                              Allowances for doubtful accounts receivable.

Revenue Recognition.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  Our revenue has historically been from three sources: (i) product license revenue, primarily from product sales to resellers, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) revenue from SCOsource licensing.

We recognize product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

The majority of our revenue transactions relate to product-only sales.  On occasion, we have revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services).  For software agreements that have multiple elements, we allocate revenue to each component of the contract based on the relative fair value of the elements.  The fair value of each element is based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  We recognize revenue when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.

We recognize product revenue from OEMs when the software is sold by the OEM to an end-user customer.  Revenue from technical support services and consulting services is recognized as the related services are performed.  Revenue for maintenance is recognized ratably over the maintenance period.

We consider an arrangement with payment terms longer than our normal business practice, not to be fixed or determinable and revenue is recognized when the fee becomes due.  We typically provide stock rotation rights for sales made through our distribution channel and sales to distributors are recognized upon shipment by the distributor to end users.  For direct sales not through our distribution channel, sales are typically non-refundable and non-cancelable.  We estimate our product returns based on historical experience and maintain an allowance for estimated returns, which is recorded as a reduction to accounts receivable.

Our SCOsource revenue to date has been primarily generated from agreements to utilize our UNIX source code as well as from intellectual property compliance agreements.  We recognize revenue from SCOsource agreements when a signed contract exists, the fee is fixed or determinable, collection of the receivable is probable and delivery has occurred.  If the payment terms extend beyond our normal payment terms, revenue is recognized as the payments become due.

Deferred Income Tax Assets and Related Valuation Allowance.  The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined.  We have provided a valuation allowance of $69,239,000 against our entire net deferred income tax assets as of October 31, 2005.  The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.

Litigation Reserves.  We are party to a number of legal matters described in more detail elsewhere in this quarterly report on Form 10-Q.  Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial.  The ultimate outcome or potential negative effect on our results of operations or financial position of the Red Hat, Inc., IPO Class Action, or Indian Distributor matters is neither probable nor estimable.  Because these matters are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters.  In the event that our assumptions used in evaluating these matters as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations or financial position.

Impairment and Useful Lives of Long-lived Assets.  We review our long-lived tangible and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.

Write-downs of intangible assets may be necessary if the future fair value of these assets is less than carrying value.  If the operating trends for our UNIX or SCOsource businesses continue to decline, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

Allowance for Doubtful Accounts Receivable.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and apply these policies consistently.  Our allowance for doubtful accounts receivable, which is determined based on our historical experience and a specific review of customer balances, was $136,000 as of January 31, 2006.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

                        The following table presents our results of operations for the three months ended January 31, 2006 and 2005 (in thousands):

	Three Months Ended January 31,
	2006	2005
Statement of Operations Data:
Revenue:
Products	$6,000	$7,304
SCOsource licensing	30	70
Services	1,313	1,491
Total revenue	7,343	8,865
Cost of revenue:
Products	584	644
SCOsource licensing	4,010	3,493
Services	637	749
Total cost of revenue	5,231	4,886
Gross margin	2,112	3,979
Operating expenses:
Sales and marketing	2,688	2,944
Research and development	1,871	2,088
General and administrative	1,592	1,763
Amortization of intangibles	592	593
Total operating expenses	6,743	7,388
Loss from operations	(4,631)	(3,409)
Equity in income (loss) of affiliate	(8)	53
Other income, net	145	509
Provision for income taxes	(87)	(114)
Net loss	$(4,581)	$(2,961)

THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

Revenue

	Three Months Ended January 31,
	2006	Change	2005

Revenue	$7,343,000	(17)%	$8,865,000

Revenue for the three months ended January 31, 2006 decreased by $1,522,000, or 17%, from the three months ended January 31, 2005.  This decrease was primarily attributable to a continued decline in our UNIX business as a result of continued competitive pressure from competing operating systems, particularly Linux.

Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended January 31,
	2006	Change	2005

UNIX revenue	$7,313,000	(17)%	$8,795,000
Percent of total revenue	100%		99%
SCOsource revenue	30,000	(57)%	70,000
Percent of total revenue	0%		1%

The decrease in revenue in the UNIX business of $1,482,000 for the three months ended January 31, 2006 compared to the three months ended January 31, 2005 was primarily attributable to continued competition from other operating systems, particularly Linux.  We anticipate that for the remainder of the year ending October 31, 2006 our UNIX business and the related revenue from the UNIX business will face significant competition from Linux and other operating systems.

Sales of our UNIX products and services during the three months ended January 31, 2006 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.

Products Revenue

	Three Months Ended January 31,
	2006	Change	2005

Products revenue	$6,000,000	(18)%	$7,304,000
Percent of total revenue	82%		82%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $1,304,000, or 18%, for the three months ended January 31, 2006 compared to the three months ended January 31, 2005 was primarily attributable to decreased sales of OpenServer, UnixWare and other products primarily resulting from increased competition in the operating system market, particularly from Linux.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	Three Months Ended January 31,
	2006	Change	2005

OpenServer revenue	$3,622,000	(10)%	$4,013,000
Percent of products revenue	60%		55%
UnixWare revenue	1,725,000	(19)%	2,136,000
Percent of products revenue	29%		29%
Other products revenue	653,000	(43)%	1,155,000
Percent of products revenue	11%		16%

The decreases in revenue for OpenServer and UnixWare are primarily the result of continued competition from other operating systems, particularly Linux.  The decrease in other products revenue is primarily attributable to decreased sales of product maintenance due to fewer customers renewing or ordering product maintenance.

SCOsource Licensing Revenue

	Three Months Ended January 31,
	2006	Change	2005

SCOsource licensing revenue	$30,000	(57)%	$70,000

We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works.  SCOsource licensing revenue was $30,000 for the three months ended January 31, 2006 compared to $70,000 for the three months ended January 31, 2005.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and if generated, the revenue will be sporadic.

Services Revenue

	Three Months Ended January 31,
	2006	Change	2005

Services revenue	$1,313,000	(12)%	$1,491,000
Percent of total revenue	18%		17%

Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The decrease in services revenue of $178,000, or 12%, for the three months ended January 31, 2006 as compared to the three months ended January 31, 2005, was primarily attributable to a decrease in the dollar amount of support and engineering services fees as well as to the decrease in products revenue.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended January 31,
	2006	Change	2005

Cost of products revenue	$584,000	(9)%	$644,000
Percent of products revenue	10%		9%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $60,000, or 9%, for the three months ended January 31, 2006 as compared to the three months ended January 31, 2005.  This decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.

For the remaining quarters of the year ending October 31, 2006, we expect the dollar amount of our cost of products revenue to be generally consistent with the cost of products revenue incurred during the three months ended January 31, 2006 and that cost of products revenue as a percent of products revenue for the remaining quarters of the year ending October 31, 2006 will be generally consistent with that incurred during the three months ended January 31, 2006.

Cost of SCOsource Licensing Revenue

	Three Months Ended January 31,
	2006	Change	2005

Cost of SCOsource licensing revenue	$4,010,000	15%	$3,493,000

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue increased by $517,000, or 15%, during the three months ended January 31, 2006 as compared to the three months ended January 31, 2005.  The increase in costs for the three months ended January 31, 2006 compared to the three months ended January 31, 2005 was primarily attributable to increased legal costs for expert and technical consultants incurred in connection with our SCO Litigation.

We anticipate that the dollar amount of our cost of SCOsource licensing revenue for the remaining quarters of the year ending October 31, 2006 will be lower than the costs incurred for the three months ended January 31, 2006 as we made our final $2,000,000 payment on December 1, 2005 that was due to the Law Firms.  We will continue to make payments for expert, consulting and other fees.  However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource licensing revenue for any of the remaining quarters of the year ending October 31, 2006 to be higher than the costs incurred for the three months ended January 31, 2006.

Cost of Services Revenue

	Three Months Ended January 31,
	2006	Change	2005

Cost of services revenue	$637,000	(15)%	$749,000
Percent of services revenue	49%		50%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $112,000, or 15%, for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.  This decrease was attributable to reduced numbers of employees and related costs and the elimination of certain third-party support contracts.

For the remaining quarters of the year ending October 31, 2006, we expect the dollar amount of our cost of services revenue to be generally consistent with the cost of services revenue incurred during the three months ended January 31, 2006 and that cost of services revenue as a percent of services revenue for the remaining quarters of the year ending October 31, 2006 will be generally consistent with that incurred during the three months ended January 31, 2006.

Sales and Marketing

	Three Months Ended January 31,
	2006	Change	2005

Sales and marketing expenses	$2,688,000	(9)%	$2,944,000
Percent of total revenue	37%		33%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expenses of $256,000, or 9%, for the three months ended January 31, 2006 compared with the three months ended January 31, 2005 was primarily attributable to decreased spending on co-operative advertising and lower premises costs for our international sales offices.  Included in sales and marketing expenses for the three months ended January 31, 2006 and 2005 was $68,000 and $7,000, respectively, for stock-based compensation.  Our sales and marketing full-time equivalent employees increased from 50 as of January 31, 2005 to 53 as of January 31, 2006.

For the remaining quarters of the year ending October 31, 2006, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended January 31, 2006.

Research and Development

	Three Months Ended January 31,
	2006	Change	2005

Research and development expenses	$1,871,000	(10)%	$2,088,000
Percent of total revenue	25%		24%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expenses decreased by $217,000, or 10%, for the three months ended January 31, 2006 compared with the three months ended January 31, 2005, which was primarily attributable to decreased personnel and personnel-related costs.  Included in research and development expenses for the three months ended January 31, 2006 and 2005 was $20,000 and $8,000, respectively, of stock-based compensation.  Our research and development full-time equivalent employees decreased from 55 as of January 31, 2005 to 49 as of January 31, 2006.

For the remaining quarters of the year ending October 31, 2006, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended January 31, 2006.

General and Administrative

	Three Months Ended January 31,
	2006	Change	2005

General and administrative expenses	$1,592,000	(10)%	$1,763,000
Percent of total revenue	22%		20%

General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations.  General and administrative expenses decreased by $171,000, or 10%, during the three months ended January 31, 2006 as compared to the three months ended January 31, 2005.  The decrease in general and administrative expenses was primarily attributable to lower personnel and related costs and decreased professional service fees attributed to accounting, auditing and legal work, offset, in part, by stock-based compensation.  Included in general and administrative expenses for the three months ended January 31, 2006 and 2005 was $246,000 and $0, respectively, of stock-based compensation.  Our general and administrative full-time equivalent employees decreased from 31 as of January 31, 2005 to 27 as of January 31, 2006.

For the remaining quarters of the year ending October 31, 2006, we anticipate that the dollar amount of general and administrative expenses will be generally consistent to that incurred during the three months ended January 31, 2006.

Amortization of Intangibles

	Three Months Ended January 31,
	2006	Change	2005

Amortization of intangibles	$592,000	0%	$593,000
Percent of total revenue	8%		7%

During the three months ended January 31, 2006 and 2005, we expensed $592,000 and $593,000, respectively, for the amortization of intangible assets with definite lives.

Equity in Income (Loss) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations.  As of January 31, 2006, the carrying value of our investments was $599,000 and was related to our 30 percent ownership in a Chinese company.

During the three months ended January 31, 2006 and 2005, we recorded $(8,000) and $53,000, respectively, that related to equity in income (loss) of the Chinese company.

Other Income (Expense), net

Other income (expense) consisted of the following components for the three months ended January 31, 2006 and 2005:

	Three Months Ended January 31,
	2006	2005

Interest income	$152,000	$37,000
Other income (expense), net	(7,000)	472,000
Total	$145,000	$509,000

Interest income increased by $115,000 from the three months ended January 31, 2005 as compared to the three months ended January 31, 2006 and was primarily attributable to higher interest rates earned on our cash and available-for-sale marketable securities balances as well as higher cash and available-for-sale marketable securities balances.   The higher cash balance is primarily attributable to our recently completed financing described in Note 6 to the Notes to Condensed Consolidated Financial Statements.

The decrease in other income (expense), net, of $479,000 was primarily attributable to the collection of a $500,000 note receivable from Vintela, Inc. during the three months ended January 31, 2005.

Provision for Income Taxes

The provision for income taxes was $87,000 for the three months ended January 31, 2006 and $114,000 for the three months ended January 31, 2005.  Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.

Liquidity and Capital Resources

                Our cash and cash equivalents balance increased from $4,272,000 as of October 31, 2005 to $12,018,000 as of January 31, 2006.  During this same time period, our investment in available-for-sale marketable securities increased from $6,165,000 to $7,196,000.  Our working capital also increased from $8,669,000 as of October 31, 2005 to $15,411,000 as of January 31, 2006.  All of these increases were attributable to the issuance of approximately 2,852,000 shares of our common stock for net proceeds of approximately $9,905,000 in November 2005.

Total cash and cash equivalents and available-for-sale marketable securities were $19,214,000 as of January 31, 2006.  As of January 31, 2006, we also had $2,670,000 of restricted cash, of which $1,758,000 is set aside to cover expert and other costs related to our SCO Litigation and $912,000 is set aside for royalties payable to Novell.

We intend to use the cash and cash equivalents and available-for-sale marketable securities as of January 31, 2006 to pursue our SCO Litigation and to run our UNIX business.

Our net cash used in operating activities during the three months ended January 31, 2006 was $1,379,000 and was attributable to a net loss of $4,581,000, non-cash items of $1,170,000 and changes in operating assets and liabilities of $2,032,000.

Our net cash used in operating activities during the three months ended January 31, 2005 was $16,596,000.  Cash used in operating activities for the three months ended January 31, 2005 was attributable to a net loss of $2,961,000, non-cash expenses of $746,000 and changes in operating assets and liabilities of $14,381,000.

Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale marketable securities.

During the three months ended January 31, 2006, cash used in investing activities was $1,100,000, which was primarily a result of purchases of available-for-sale marketable securities of $1,031,000, and purchases of equipment of $69,000.

During the three months ended January 31, 2005, cash provided by investing activities was $12,765,000, which was primarily a result of sales, net of purchases, of available-for-sale marketable securities, of $12,810,000, which was offset, in part, by purchases of property and equipment of $45,000.

Our financing activities provided $10,197,000 of cash during the three months ended January 31, 2006.  The primary sources of cash were the net proceeds from the issuance of approximately 2,852,000 shares of our common stock for $9,905,000, the exercise of options to acquire common stock of $23,000 and proceeds of $301,000 received from the sale of common stock through our ESPP, offset, in part, by the repurchase of shares of our common stock made in connection with the completion of our rescission offer of $32,000.

Our financing activities provided $571,000 of cash during the three months ended January 31, 2005 and consisted primarily of proceeds received from the exercise of stock options of $198,000 and proceeds from the purchase of shares of common stock by our employees through our ESPP of $373,000.

Our net accounts receivable balance decreased from $6,343,000 as of October 31, 2005 to $4,917,000 as of January 31, 2006, primarily as a result of lower invoicing and revenue generated during the three months ended January 31, 2006 as compared to the three months ended October 31, 2005.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $136,000 as of January 31, 2006, which represented approximately 3 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the three months ended January 31, 2006 and 2005 were not significant.

On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with the Law Firms.  The Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of our current litigation with IBM.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for all attorneys’ fees in connection with the SCO Litigation through the end of our current litigation with IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of January 31, 2006, we had paid the entire $26,000,000.  As of January 31, 2006, $1,758,000 remained in the escrow account and was classified as a component of restricted cash.  In the event that we exhaust this remaining balance, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.

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

The following table summarizes our contractual operating lease obligations as of January 31, 2006:

	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years

Operating lease obligations	$3,353,000	$1,790,000	$1,563,000	$—	$—

As of January 31, 2006, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.

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

In the event that cash required to fund operations, the SCO Litigation and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital.  We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation.  We may also not be able to raise capital for any number of reasons including those listed under Item 1A—Risk Factors.  If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders.  In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all.  Our ability to effect acquisitions for stock would also be impaired.

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

•                              Our expectation that our UNIX business will generate positive cash flow during the year ending October 31, 2006;

•                              Our belief that our allowance for doubtful accounts receivable will remain consistent with our prior experience;

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

•                              Our expectation that we will continue to be unable to predict the amount and timing of SCOsource licensing revenue, and if generated, the revenue will be sporadic;

•                              Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our cost of products revenue and as a percent of products revenue will be generally consistent to that generated during the three months ended January 31, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our cost of services revenue and as a percent of services revenue will be generally consistent to that generated during the three months ended January 31, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our sales and marketing expenses will be generally consistent to that generated during the three months ended January 31, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our research and development expenses will be generally consistent to that generated during the three months ended January 31, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our general and administrative expenses will be generally consistent to that generated during the three months ended January 31, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the cost of SCOsource licensing revenue will be less than that generated during the three months ended January 31, 2006, exclusive of any contingent payments; and

•                              Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the success of our SCOsource business, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, and the factors set forth in “Item 1A—Risk Factors”.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Interest Rate Risk.  The primary objective of our cash management strategy is to invest available funds in a manner that assures maximum safety and liquidity and maximizes yield within such constraints.  We believe that a hypothetical movement in interest rates, either up or down, would not have a material adverse impact on our cash and cash equivalents and available-for-sale marketable securities.  We do not borrow money for short-term investment purposes.

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of January 31, 2006, our investments balance totaled approximately $599,000 and consisted solely of our investment in a 30% owned Chinese company.

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

PART II.                OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

IBM Corporation

On February 13, 2006, IBM filed a motion with the Court seeking to limit our claims.  IBM argues that of the 294 items identified by us in our December 22, 2005 filing, 201 did not meet the level of specificity required by the Court.  IBM requested that we be limited to 93 items set forth in the December 22, 2005 filing which IBM claims meet the required level of specificity.  We disagree with IBM’s motion and analysis and filed an opposition brief under seal with the Court.

ITEM 1A.               RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.

We do not have a history of profitable operations.

Our year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business.  For the years ended October 31, 2005 and 2004, we incurred net losses applicable to common stockholders of $10,726,000 and $16,227,000, respectively, and for the three months ended January 31, 2006 we incurred a net loss of $4,581,000.  As of January 31, 2006, our accumulated deficit was $239,523,000.

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

On July 29, 2005, Novell filed its Answer and Counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained binary royalty stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell, including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX source code.

Notwithstanding our assertions of full ownership of critical UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell and end users such as AutoZone and DaimlerChrysler, the efforts of Novell and the other Linux proponents described above may cause further damage to our business including our ability to monetize our UNIX assets.  These efforts of Linux proponents also may increase the negative view some participants in our marketplace have regarding our SCO Litigation and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized use of our UNIX source code and derivative works in Linux violates our contracts and copyrights.  Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of the SCO Litigation and negatively impact our business.  For example, we believe that our decrease in SCOsource revenue has been, in part, attributable to Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

We operate in a highly competitive market and face significant competition from a variety of current and potential sources; many of our current and potential competitors have greater financial and technical resources than we do; thus, we may fail to compete effectively.

In the operating system market, our competitors include IBM, Red Hat, Novell, Hewlett Packard, Sun, Microsoft and other Linux distributors.  These and other competitors are aggressively pursuing the current UNIX operating system market. Many of these competitors have access to substantially greater resources than we do.  The major competitive alternative to our UNIX products is Linux.  The expansion of our competitors’ offerings may restrict the overall market available for our UNIX products, including some markets where we have been successful in the past.

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

We initiated the SCOsource licensing effort in the year ended October 31, 2003 to review the status of UNIX licensing and sublicensing agreements.  This effort resulted in the execution of two significant vendor license agreements and generated $25,846,000 in revenue during the year ended October 31, 2003.  During the years ended October 31, 2004, and 2005, our SCOsource licensing revenue declined to only $829,000, and $166,000, respectively, and during the three months ended January 31, 2006, our SCOsource licensing revenue was $30,000.  Because of a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

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

•                                          the contingency and other legal fees we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights; and

•                                          changes in attitudes of customers and partners due to the decline in our UNIX business and our aggressive position against the inclusion of our UNIX code and derivative works in Linux.

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

During the three months ended April 30, 2004, our Indian office was assessed withholding taxes by the Government of India Income Tax Department.  The Tax Department assessed a 15 percent withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax Department and believe that revenue from our packaged software does not qualify for royalty treatment and therefore would not be subject to withholding tax.  However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts.  Because of our international operations, we may be subject to additional withholding or other taxes from other international jurisdictions.

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

As of January 31, 2006, we had a total of $19,214,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $1,758,000 of restricted cash to be used to pursue the SCO Litigation.  Since October 31, 2004, we have spent $3,242,000 for expert, consulting and other costs as agreed in the Engagement Agreement with our legal counsel in the SCO Litigation.  As we continue with discovery and other trial preparations during the year ending October 31, 2006, we believe that we will spend the $1,758,000 remaining in escrow and we may be required to place additional amounts into the escrow account, which could harm our liquidity position.

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

As of February 28, 2006, we have issued outstanding options to purchase up to approximately 4,634,000 shares of common stock with an average exercise price of $4.11 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Common stock available for resale may depress the market price of our common stock.

We have filed a post-effective amendment to a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by one of our shareholders of up to 1,105,153 shares of common stock, or 5.3% of our outstanding common stock.  In addition, we have filed a registration statement with the SEC, which has not been declared effective, covering the potential resale by some of our shareholders of up to 2,852,449 shares of our common stock, or 13.6% of our outstanding common stock.  The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet to be Purchased Under the Plan(2)

November 1-30, 2005	—	$—	—	—
December 1-31, 2005	—	—	—	—
January 1-31, 2006	7,300	4.36	—	—
Total	7,300	$4.36	—

(1)          The Company purchased these shares pursuant to the rescission offer completed on January 20, 2006.  As of that date, 14 offerees had accepted the Company’s offer to rescind the purchase of approximately 7,300 shares.  The Company made aggregate payments to such offerees of approximately $41,500, which includes approximately $31,800 for the purchase of the shares and approximately $9,700 in statutory interest and damages.

(2)          On March 10, 2004, our Board of Directors authorized the repurchase of up to 1,500,000 shares of common stock in the open-market or private transactions. The plan expired on March 10, 2006. At the time of expiration, the Company had repurchased 290,000 shares of common stock pursuant to this plan.

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

Date: March 17, 2006	THE SCO GROUP, INC.

	By:	/s/ Bert B. Young
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