Form 10-Q
period 2006-04-30
SCO GROUP INC
filed 2006-06-13
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):  Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check one):  YES ☐ NO ☒

As of June 9, 2006, there were 21,090,757 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2006 and October 31, 2005
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures

PART I.          FINANCIAL INFORMATION

ITEM 1.          UNAUDITED FINANCIAL STATEMENTS

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	April 30,	October 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,524	$4,272
Restricted cash	3,340	5,690
Available-for-sale marketable securities	9,100	6,165
Accounts receivable, net of allowance for doubtful accounts of $119 and $144, respectively	5,109	6,343
Other	1,728	2,454
Total current assets	28,801	24,924

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,110	2,224
Leasehold improvements	289	345
Furniture and fixtures	70	96
	2,469	2,665
Less accumulated depreciation and amortization	(1,894)	(2,087)
Net property and equipment	575	578

OTHER ASSETS:
Definite-lived intangibles, net	1,353	2,707
Other	732	739
Total other assets	2,085	3,446

Total assets	$31,461	$28,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,669	$2,197
Payable to Novell, Inc.	3,200	2,815
Accrued payroll and benefits	2,072	2,656
Accrued liabilities	3,208	3,118
Deferred revenue	3,383	3,841
Royalties payable	281	406
Income taxes payable	1,295	1,222
Total current liabilities	17,108	16,255

LONG-TERM LIABILITIES	265	338

COMMITMENTS AND CONTINGENCIES (Note 4)

COMMON STOCK SUBJECT TO RESCISSION (Note 5)	—	1,018

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,299 and 18,331 shares outstanding, respectively	21	18
Additional paid-in capital	258,975	246,985
Common stock held in treasury; 297 and 290 shares, respectively	(2,446)	(2,414)
Warrants outstanding	856	856
Accumulated other comprehensive income	899	834
Accumulated deficit	(244,217)	(234,942)
Total stockholders’ equity	14,088	11,337

Total liabilities and stockholders’ equity	$31,461	$28,948

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

REVENUE:
Products	$5,703	$7,838	$11,703	$15,142
SCOsource licensing	34	30	64	100
Services	1,389	1,390	2,702	2,881
Total revenue	7,126	9,258	14,469	18,123

COST OF REVENUE:
Products	497	563	1,081	1,207
SCOsource licensing	3,762	2,889	7,772	6,382
Services	709	746	1,346	1,495
Total cost of revenue	4,968	4,198	10,199	9,084

GROSS MARGIN	2,158	5,060	4,270	9,039

OPERATING EXPENSES:
Sales and marketing	2,857	2,970	5,545	5,914
Research and development	1,886	2,117	3,757	4,205
General and administrative	1,718	2,036	3,310	3,799
Amortization of intangibles	593	593	1,185	1,186
Total operating expenses	7,054	7,716	13,797	15,104

LOSS FROM OPERATIONS	(4,896)	(2,656)	(9,527)	(6,065)

EQUITY IN INCOME (LOSS) OF AFFILIATE	—	17	(8)	70

OTHER INCOME, NET:
Interest income	199	98	351	135
Other income, net	117	702	110	1,174
Total other income, net	316	800	461	1,309

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,580)	(1,839)	(9,074)	(4,686)

PROVISION FOR INCOME TAXES	(114)	(123)	(201)	(237)

NET LOSS	$(4,694)	$(1,962)	$(9,275)	$(4,923)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.22)	$(0.11)	$(0.45)	$(0.28)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	20,994	17,913	20,520	17,831

OTHER COMPREHENSIVE LOSS:
Net loss	$(4,694)	$(1,962)	$(9,275)	$(4,923)
Unrealized gain on available-for-sale marketable securities	11	12	45	9
Foreign currency translation adjustment	26	(58)	20	4
COMPREHENSIVE LOSS	$(4,657)	$(2,008)	$(9,210)	$(4,910)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,275)	$(4,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $169 and $167 classified as cost of SCOsource licensing revenue)	1,354	1,353
Depreciation and amortization	148	184
Stock-based compensation	833	22
Loss on disposal of assets	7	32
Equity in (income) loss of affiliate	8	(70)
Changes in operating assets and liabilities:
Restricted cash	2,735	1,033
Accounts receivable, net	1,234	313
Other current assets	726	(418)
Other assets	(1)	34
Accounts payable	1,472	(6,430)
Accrued payroll and benefits	(584)	(608)
Compensation to law firms	—	(7,956)
Accrued liabilities	90	(249)
Deferred revenue	(458)	19
Royalties payable	(125)	(45)
Income taxes payable	73	8
Other long-term liabilities	(73)	(1)
Net cash used in operating activities	(1,836)	(17,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(153)	(145)
Purchase of available-for-sale marketable securities	(6,435)	(8,200)
Proceeds from sale of available-for-sale marketable securities	3,500	20,909
Net cash (used in) provided by investing activities	(3,088)	12,564

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase plan	301	373
Proceeds from exercise of common stock options	32	205
Repurchase of common stock	(32)	—
Proceeds from sale of common stock in a private placement, net of offering costs	9,809	—
Net cash provided by financing activities	10,110	578

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,186	(4,560)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	66	12
CASH AND CASH EQUIVALENTS, beginning of period	4,272	12,693
CASH AND CASH EQUIVALENTS, end of period	$9,524	$8,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$138	$248

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Increase (decrease) in common stock subject to rescission	$(1,018)	$323

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The business of The SCO Group, Inc. (the “Company”, “we”, “us” or “our”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies.  The Company has operations in a number of countries that provide support services to customers and resellers. During the year ended October 31, 2003, the Company initiated its SCOsource business to protect and defend its UNIX intellectual property.  The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code from The Santa Cruz Operation, which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems, in May 2001.

In its efforts to protect and defend its intellectual property rights, the Company incurred a net loss of $9,275,000 for the six months ended April 30, 2006 and during that same period, the Company used cash of $1,836,000 in its operating activities.  As of April 30, 2006, the Company had a total of $9,524,000 in cash and cash equivalents, $9,100,000 in available-for-sale marketable securities, and $3,340,000 in restricted cash, of which $140,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation (as defined herein), and the remaining $3,200,000 of restricted cash is payable to Novell for its retained binary royalty stream.  On June 5, 2006, the Company entered into an amendment to the Engagement Agreement with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”) and agreed to deposit an additional $5,000,000 into the escrow account to cover future expert, consulting and other expenses.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and six months ended April 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2006.

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

The majority of the Company’s revenue transactions relate to product-only sales.  On occasion, the Company has revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services).  For software agreements that have multiple elements, the Company allocates revenue to each component of the contract based on the relative fair value of the elements.  The fair value of each element is based on vendor specific objective evidence (“VSOE”).  VSOE is established when such elements are sold separately.  The Company recognizes revenue when the criteria for product revenue recognition set forth above have been met.  If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained, assuming all other revenue recognition criteria are met.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents were $5,816,000 and $1,528,000 as of April 30, 2006 and October 31, 2005, respectively.  Cash was $3,708,000 and $2,744,000 as of April 30, 2006 and October 31, 2005, respectively.

Available-for-Sale Marketable Securities

Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss.  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.

                Available-for-sale marketable securities totaled $9,100,000 as of April 30, 2006.  Any available-for-sale marketable securities in an unrealized loss position as of April 30, 2006 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale marketable security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

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

The excluded anti-dilutive common share equivalents of 4,981,000 and 3,696,000 for the three and six months ended April 30, 2006 and 2005, respectively, are not included in the computation of Diluted EPS as their effect would have decreased Diluted EPS.

(3) DEFINITE-LIVED INTANGIBLE ASSETS

The following table shows the activity related to definite-lived intangible assets for the six months ended April 30, 2006 as well as the remaining unamortized balances as of April 30, 2006 (in thousands):

	As of October 31, 2005	Six Months Ended April 30, 2006	As of April 30, 2006
	Carrying Value	Amortization Expense	Carrying Value
Definite-lived intangible assets:
Distribution/reseller channel	$2,318	$(1,159)	$1,159
Acquired technology	337	(169)	168
Trade name	52	(26)	26
Total definite-lived intangible assets	$2,707	$(1,354)	$1,353

Of the $1,354,000 in amortization expense for the six months ended April 30, 2006, $1,185,000 was classified as amortization of intangible assets in operating expenses and the remaining $169,000 was classified as cost of SCOsource licensing revenue.

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

Pursuant to the court’s July 1, 2005 Scheduling Order, the Company filed its Interim Disclosure of Material Misused by IBM on October 28, 2005.  The Company’s report included a matrix that identifies 217 separate technology disclosures that it contends IBM improperly made to enhance Linux in violation of one or more contractual prohibitions governing IBM’s use of the Company’s proprietary material.  The Company continued to review relevant materials, including evidence IBM has produced in discovery, and filed an updated report on December 22, 2005 detailing IBM’s misuse of the Company’s proprietary material.  The Company’s December 22, 2005 report included 294 total disclosures which the Company claims violate its contractual rights and copyrights.  These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.

On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims.  IBM argues that of the 294 items identified by the Company in the December 22, 2005 filing, 201 did not meet the level of specificity required by the court.  IBM requested that the Company be limited to 93 items set forth in the December 22, 2005 filing which IBM claims meet the required level of specificity.  The Company disagrees with IBM’s motion and analysis and filed an opposition brief under seal with the court.  The court heard arguments on the matter on April 14, 2006 and took the matter under advisement.  On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the final disclosures.  In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 22, 2005 submission to the court and that those expert reports should be stricken to that extent.  Discovery is ongoing in the case as the parties prepare for trial.

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

On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell filed on the same date in the International Court of Arbitration in France.  Through these proceedings, Novell claims that the Company granted Novell the right to use its intellectual property through the Company’s participation in the United Linux initiative in 2002.  Through its acquisition of SUSE Linux, GmbH, Novell claims it acquired all rights SUSE had as a member of United Linux.  On May 26, 2006, the Company filed a response to Novell’s motion to stay and the Company will respond to Novell’s request for arbitration in due course.  No hearing on Novell’s motion has been scheduled.  Discovery is commencing in the case.

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

The ultimate outcome or potential negative effect on the Company’s results of operations or financial position of the Red Hat, Inc., IPO Class Action, Indian Distributor matter, or IBM or Novell counterclaims is neither probable nor estimable.

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

The rescission offer concluded on January 20, 2006.  As of that date, 14 offerees accepted the Company’s offer to rescind the purchase of approximately 7,300 shares.  The Company made aggregate payments to such offerees of approximately $41,500, which included approximately $31,800 for the purchase of the shares and approximately $9,700 in statutory interest and damages.  As a result of the rescission offer, the Company believes it has extinguished its state rescission liability and mitigated its federal rescission liability to anyone to whom the rescission offer was made for noncompliance with the registration or qualification requirements of federal and state securities laws as they relate to the shares issued under the ESPP.  Upon the close of the rescission offer, the Company reclassified the remainder of the common stock subject to rescission which totaled $1,018,000 as additional paid-in capital in permanent equity.

(6) STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On November 29, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with several institutional investors and one member of the Company’s board of directors.  On November 30, 2005, the Company sold to the investors approximately 2,852,000 shares of the Company’s common stock for gross proceeds of approximately $10,005,000.  Through April 30, 2006, the costs to facilitate the private placement of the common stock were approximately $196,000.  The shares issued to the institutional investors were issued at $3.50 per share and the shares issued to the board member were issued at $3.92 per share.  Pursuant to the Purchase Agreement, the Company agreed to use its best efforts to file a registration statement with the SEC covering the resale of this common stock, and to use its commercially reasonable efforts to have such registration statement declared effective.   On December 22, 2005, the Company filed a registration statement with the Securities and Exchange Commission.  On March 1, 2006, the Company filed pre-effective amendment number one to this registration statement, and on May 2, 2006, the Company filed pre-effective amendment number two to this registration statement.  On May 25, 2006, this registration statement was declared effective by the SEC.

Equity Plans

The Company has established the 1998 Stock Option Plan (the “1998 Plan”), 1999 Omnibus Stock Incentive Plan (the “1999 Plan”), the 2002 Omnibus Stock Incentive Plan (the “2002 Plan”) and the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) for the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses to employees, executive officers, members of the Board of Directors and outside consultants.  The Compensation Committee of the Board of Directors has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.  Under the terms of the 1998, 1999, 2002 and 2004 Plans, options generally expire 10 years from the date of grant or within 90 days of termination.  Options granted under these plans generally vest at 25 percent after the completion of one year of service and then 1/36 per month for the remaining three years and are fully vested at the end of four years.   Pursuant to the terms of their grant agreements, certain of the options granted under these plans may be subject to accelerated vesting upon a change in control of the Company.

The Company has also established the ESPP, which is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.”  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the three and six months ended April 30, 2006, for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three and six months ended April 30, 2005 have not been restated.

The effect of accounting for stock-based awards under SFAS No. 123(R) for the three and six months ended April 30, 2006 was to record $432,000 and $833,000, respectively, of stock-based compensation expense.  For the three and six months ended April 30, 2006 and 2005, the Company has allocated stock-based compensation expense to the following statement of operations and comprehensive loss captions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Cost of products	$5,000	$—	$7,000	$—
Cost of SCOsource licensing	57,000	—	110,000	—
Cost of services	16,000	—	29,000	—
Sales and marketing	91,000	7,000	159,000	14,000
Research and development	36,000	—	56,000	8,000
General and administrative	227,000	—	472,000	—
Total stock-based compensation expense	$432,000	$7,000	$833,000	$22,000

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three and six months ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to November 1, 2005 (in thousands):

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
Net loss:
As reported	$(1,962)	$(4,923)
Stock-based compensation included in reported net loss	7	22
Stock-based compensation under fair value method	(403)	(597)
Pro forma net loss	$(2,358)	$(5,498)
Net loss per basic and diluted common share:
As reported	$(0.11)	$(0.28)
Pro forma	$(0.13)	$(0.31)

With respect to stock options granted during the three and six months ended April 30, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	3.7%	4.7%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	61.1%	51.5%	62.1%	72.4%
Expected exercise life (in years)	5.0	2.7	5.0	2.7

The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.

During the six months ended April 30, 2006, the Company granted options to purchase approximately 962,000 shares of common stock with an average exercise price of $3.92 per share.  None of these stock options were granted with an exercise price below the quoted market price on the date of grant.  During the six months ended April 30, 2006, options to purchase approximately 27,000 shares of common stock were exercised with an average exercise price of $1.20 per share.  As of April 30, 2006, there were approximately 4,746,000 stock options outstanding with a weighted average exercise price of $4.13 per share.

(7) CONCENTRATION OF CREDIT RISK

As of April 30, 2006 and October 31, 2005, the Company had no customers who made up more than 10 percent of the accounts receivable balance.

During the three and six months ended April 30, 2006 and 2005, no single customer accounted for more than 10 percent of total revenue.

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

	Three Months Ended April 30, 2006
	UNIX	SCOsource	Total

Revenue	$7,092	$34	$7,126
Cost of revenue	1,206	3,762	4,968
Gross margin (deficit)	5,886	(3,728)	2,158
Sales and marketing	2,856	1	2,857
Research and development	1,792	94	1,886
General and administrative	1,681	37	1,718
Amortization of intangibles	593	—	593
Total operating expenses	6,922	132	7,054
Loss from operations	$(1,036)	$(3,860)	$(4,896)

	Three Months Ended April 30, 2005
	UNIX	SCOsource	Total

Revenue	$9,228	$30	$9,258
Cost of revenue	1,309	2,889	4,198
Gross margin (deficit)	7,919	(2,859)	5,060
Sales and marketing	2,963	7	2,970
Research and development	2,027	90	2,117
General and administrative	1,866	170	2,036
Amortization of intangibles	593	—	593
Total operating expenses	7,449	267	7,716
Income (loss) from operations	$470	$(3,126)	$(2,656)

	Six Months Ended April 30, 2006
	UNIX	SCOsource	Total

Revenue	$14,405	$64	$14,469
Cost of revenue	2,427	7,772	10,199
Gross margin (deficit)	11,978	(7,708)	4,270
Sales and marketing	5,544	1	5,545
Research and development	3,569	188	3,757
General and administrative	3,213	97	3,310
Amortization of intangibles	1,185	—	1,185
Total operating expenses	13,511	286	13,797
Loss from operations	$(1,533)	$(7,994)	$(9,527)

	Six Months Ended April 30, 2005
	UNIX	SCOsource	Total

Revenue	$18,023	$100	$18,123
Cost of revenue	2,702	6,382	9,084
Gross margin (deficit)	15,321	(6,282)	9,039
Sales and marketing	5,760	154	5,914
Research and development	4,003	202	4,205
General and administrative	3,538	261	3,799
Amortization of intangibles	1,186	—	1,186
Total operating expenses	14,487	617	15,104
Income (loss) from operations	$834	$(6,899)	$(6,065)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of April 30, 2006 and October 31, 2005 (in thousands):

	April 30, 2006	October 31, 2005
Intangible assets:
UNIX (reseller channel and trade name)	$1,185	$2,370
SCOsource (UNIX technology)	168	337
Total intangible assets	$1,353	$2,707

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Item 1A — Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and six months ended April 30, 2006.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The following table shows the operating results of the UNIX business for the three and six months ended April 30, 2006 and 2005 (in thousands):

	Three Months Ended April 30,
	2006	2005

Revenue	$7,092	$9,228
Cost of revenue	1,206	1,309
Gross margin	5,886	7,919
Sales and marketing	2,856	2,963
Research and development	1,792	2,027
General and administrative	1,681	1,866
Amortization of intangibles	593	593
Total operating expenses	6,922	7,449
Income (loss) from operations	$(1,036)	$470

	Six Months Ended April 30,
	2006	2005

Revenue	$14,405	$18,023
Cost of revenue	2,427	2,702
Gross margin	11,978	15,321
Sales and marketing	5,544	5,760
Research and development	3,569	4,003
General and administrative	3,213	3,538
Amortization of intangibles	1,185	1,186
Total operating expenses	13,511	14,487
Income (loss) from operations	$(1,533)	$834

Revenue from our UNIX business decreased by $2,136,000, or 23%, for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 and decreased by $3,618,000, or 20%, for the six months ended April 30, 2006 compared to the six months ended April 30, 2005.  The revenue from this business has been declining over the last several periods primarily as a result of increased competition from alternative operating systems, particularly Linux.  We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance.  The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

In an effort to try to achieve and sustain profitability and generate positive cash flow from our UNIX business, we have decreased our operating costs.  Operating costs for our UNIX business decreased from $7,449,000 for the three months ended April 30, 2005 to $6,922,000 for the three months ended April 30, 2006 and decreased from $14,487,000 for the six months ended April 30, 2005 to $13,511,000 for the six months ended April 30, 2006.  These cost reductions have primarily been attributable to operational efficiencies generated in our UNIX business as well as from the consolidation of certain facilities, offset by an increase in stock-based compensation as a result of the adoption of SFAS No. 123(R) for the three and six months ended April 30, 2006.

In our UNIX business, we have reduced the number of full-time equivalent employees from 164 as of April 30, 2005 to 162 as of April 30, 2006.  We have taken these headcount reductions and reduced other discretionary spending while still maintaining a worldwide presence.

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

The following table shows the operating results of the SCOsource business for the three and six months ended April 30, 2006 and 2005 (in thousands):

	Three Months Ended April 30,
	2006	2005

Revenue	$34	$30
Cost of revenue	3,762	2,889
Gross deficit	(3,728)	(2,859)
Sales and marketing	1	7
Research and development	94	90
General and administrative	37	170
Total operating expenses	132	267
Loss from operations	$(3,860)	$(3,126)

	Six Months Ended April 30,
	2006	2005

Revenue	$64	$100
Cost of revenue	7,772	6,382
Gross deficit	(7,708)	(6,282)
Sales and marketing	1	154
Research and development	188	202
General and administrative	97	261
Total operating expenses	286	617
Loss from operations	$(7,994)	$(6,899)

Revenue from our SCOsource business increased slightly from $30,000 for the three months ended April 30, 2005 to $34,000 for the three months ended April 30, 2006 and decreased from $100,000 for the six months ended April 30, 2005 to $64,000 for the six months ended April 30, 2006.  Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.

Cost of revenue, which primarily includes legal and professional fees incurred in connection with the SCO Litigation, increased from $2,889,000 for the three months ended April 30, 2005 to $3,762,000 for the three months ended April 30, 2006 and increased from $6,382,000 for the six months ended April 30, 2005 to $7,772,000 for the six months ended April 30, 2006.  These increases were primarily attributable to significant work performed by technical, damage and industry experts and other consultants in connection with the SCO Litigation.  Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consultants is difficult to predict, and it will be difficult to predict the total cost of revenue for the upcoming quarters.

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

Revenue Recognition.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9.  Our revenue has historically been from three sources: (i) product license revenue, primarily from product sales to resellers, end users and OEMs; (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) revenue from SCOsource licensing.

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

Litigation Reserves.  We are party to a number of legal matters described in more detail elsewhere in this quarterly report on Form 10-Q.  Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial.  The ultimate outcome or potential negative effect on our results of operations or financial position of the Red Hat, Inc., IPO Class Action, Indian Distributor matters, or the IBM and Novell counterclaims is neither probable nor estimable.  Because these matters are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters.  In the event that our assumptions used to evaluate these matters as neither probable nor estimable changes in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position.

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

Allowance for Doubtful Accounts Receivable.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and apply these policies consistently.  Our allowance for doubtful accounts receivable, which is determined based on our historical experience and a specific review of customer balances, was $119,000 as of April 30, 2006.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the three and six months ended April 30, 2006 and 2005 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Statement of Operations Data:
Revenue:
Products	$5,703	$7,838	$11,703	$15,142
SCOsource licensing	34	30	64	100
Services	1,389	1,390	2,702	2,881
Total revenue	7,126	9,258	14,469	18,123
Cost of revenue:
Products	497	563	1,081	1,207
SCOsource licensing	3,762	2,889	7,772	6,382
Services	709	746	1,346	1,495
Total cost of revenue	4,968	4,198	10,199	9,084
Gross margin	2,158	5,060	4,270	9,039
Operating expenses:
Sales and marketing	2,857	2,970	5,545	5,914
Research and development	1,886	2,117	3,757	4,205
General and administrative	1,718	2,036	3,310	3,799
Amortization of intangibles	593	593	1,185	1,186
Total operating expenses	7,054	7,716	13,797	15,104
Loss from operations	(4,896)	(2,656)	(9,527)	(6,065)
Equity in income (loss) of affiliate	—	17	(8)	70
Other income, net	316	800	461	1,309
Provision for income taxes	(114)	(123)	(201)	(237)
Net loss	$(4,694)	$(1,962)	$(9,275)	$(4,923)

THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005

Revenue

	Three Months Ended April 30,
	2006	Change	2005

Revenue	$7,126,000	(23)%	$9,258,000

	Six Months Ended April 30,
	2006	Change	2005

Revenue	$14,469,000	(20)%	$18,123,000

Revenue for the three months ended April 30, 2006 decreased by $2,132,000, or 23%, from the three months ended April 30, 2005, and revenue for the six months ended April 30, 2006 decreased by $3,654,000, or 20%, from the six months ended April 30, 2005.  These decreases were primarily attributable to a continued decline in our UNIX business as a result of continued competitive pressure from competing operating systems, particularly Linux.

Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended April 30,
	2006	Change	2005

UNIX revenue	$7,092,000	(23)%	$9,228,000
Percent of total revenue	100%		100%
SCOsource revenue	34,000	13%	30,000
Percent of total revenue	0%		0%

	Six Months Ended April 30,
	2006	Change	2005

UNIX revenue	$14,405,000	(20)%	$18,023,000
Percent of total revenue	100%		99%
SCOsource revenue	64,000	(36)%	100,000
Percent of total revenue	0%		1%

The decrease in revenue in the UNIX business of $2,136,000, or 23%, for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 and the decrease in revenue of $3,618,000, or 20%, for the six months ended April 30, 2006 compared to the six months ended April 30, 2005 was primarily attributable to continued competition from other operating systems, particularly Linux.  We anticipate that for the remainder of the year ending October 31, 2006 our UNIX business and the related revenue from the UNIX business will face significant competition from Linux and other operating systems.

Sales of our UNIX products and services during the three and six months ended April 30, 2006 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may be lower than currently anticipated if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.

Products Revenue

	Three Months Ended April 30,
	2006	Change	2005

Products revenue	$5,703,000	(27)%	$7,838,000
Percent of total revenue	80%		85%

	Six Months Ended April 30,
	2006	Change	2005

Products revenue	$11,703,000	(23)%	$15,142,000
Percent of total revenue	81%		84%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $2,135,000, or 27%, for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 and the decrease in products revenue of $3,439,000, or 23%, for the six months ended April 30, 2006 compared to the six months ended April 30, 2005 were primarily attributable to decreased sales of OpenServer, UnixWare and other products primarily resulting from increased competition in the operating system market, particularly from Linux.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	Three Months Ended April 30,
	2006	Change	2005

OpenServer revenue	$3,370,000	(28)%	$4,664,000
Percent of products revenue	59%		60%
UnixWare revenue	1,584,000	(34)%	2,391,000
Percent of products revenue	28%		30%
Other products revenue	749,000	(4)%	783,000
Percent of products revenue	13%		10%

	Six Months Ended April 30,
	2006	Change	2005

OpenServer revenue	$6,991,000	(19)%	$8,677,000
Percent of products revenue	60%		57%
UnixWare revenue	3,309,000	(27)%	4,527,000
Percent of products revenue	28%		30%
Other products revenue	1,403,000	(28)%	1,938,000
Percent of products revenue	12%		13%

The decreases in revenue for OpenServer and UnixWare for the three and six months ended April 30, 2006 compared to the three and six months ended April 30, 2005 are primarily the result of continued competition from other operating systems, particularly Linux.  The decrease in other products revenue is primarily attributable to decreased sales of product maintenance due to fewer customers renewing or ordering product maintenance.

SCOsource Licensing Revenue

	Three Months Ended April 30,
	2006	Change	2005

SCOsource licensing revenue	$34,000	13%	$30,000

	Six Months Ended April 30,
	2006	Change	2005

SCOsource licensing revenue	$64,000	(36)%	$100,000

We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works.  SCOsource licensing revenue was $34,000 for the three months ended April 30, 2006 compared to $30,000 for the three months ended April 30, 2005 and SCOsource licensing revenue was $64,000 for the six months ended April 30, 2006 compared to $100,000 for the six months ended April 30, 2005.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and if generated, the revenue will be sporadic.

Services Revenue

	Three Months Ended April 30,
	2006	Change	2005

Services revenue	$1,389,000	0%	$1,390,000
Percent of total revenue	20%		15%

	Six Months Ended April 30,
	2006	Change	2005

Services revenue	$2,702,000	(6)%	$2,881,000
Percent of total revenue	19%		16%

Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees.  These fees are typically charged and invoiced separately from UNIX products sales.  Services revenue was flat for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005.  The decrease in services revenue of $179,000, or 6%, for the six months ended April 30, 2006 as compared to the six months ended April 30, 2005 was primarily attributable to a decrease in the dollar amount of support and engineering services fees as well as to the decrease in products revenue.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended April 30,
	2006	Change	2005

Cost of products revenue	$497,000	(12)%	$563,000
Percent of products revenue	9%		7%

	Six Months Ended April 30,
	2006	Change	2005

Cost of products revenue	$1,081,000	(10)%	$1,207,000
Percent of products revenue	9%		8%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $66,000, or 12%, for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 and cost of products revenue decreased by $126,000, or 10%, for the six months ended April 30, 2006 as compared to the six months ended April 30, 2005.  The decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.

For the remaining quarters of the year ending October 31, 2006, we expect the dollar amount of our cost of products revenue to be generally consistent with the cost of products revenue incurred during the three months ended April 30, 2006 and that cost of products revenue as a percent of products revenue for the remaining quarters of the year ending October 31, 2006 will be generally consistent with that incurred during the three months ended April 30, 2006.

Cost of SCOsource Licensing Revenue

	Three Months Ended April 30,
	2006	Change	2005

Cost of SCOsource licensing revenue	$3,762,000	30%	$2,889,000

	Six Months Ended April 30,
	2006	Change	2005

Cost of SCOsource licensing revenue	$7,772,000	22%	$6,382,000

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue increased by $873,000, or 30%, during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 and increased by $1,390,000, or 22%, during the six months ended April 30, 2006 as compared to the six months ended April 30, 2005.  The increase in costs for the three and six months ended April 30, 2006 compared to the three and six months ended April 30, 2005 was primarily attributable to increased costs for expert, technical and industry, and damage consultants incurred in connection with our SCO Litigation.

Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters.  We will continue to make payments for technical, damage and industry experts, consultants and for other fees.  However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource licensing revenue for the remaining quarters of the year ending October 31, 2006 to be higher than the costs incurred for the three months ended April 30, 2006.

Cost of Services Revenue

	Three Months Ended April 30,
	2006	Change	2005

Cost of services revenue	$709,000	(5)%	$746,000
Percent of services revenue	51%		54%

	Six Months Ended April 30,
	2006	Change	2005

Cost of services revenue	$1,346,000	(10)%	$1,495,000
Percent of services revenue	50%		52%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $37,000, or 5%, for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 and decreased by $149,000, or 10%, for the six months ended April 30, 2006 as compared to the six months ended April 30, 2005.  This decrease was primarily attributable to reduced numbers of employees and related costs.

For the remaining quarters of the year ending October 31, 2006, we expect the dollar amount of our cost of services revenue to be generally consistent with the cost of services revenue incurred during the three months ended April 30, 2006 and that cost of services revenue as a percent of services revenue for the remaining quarters of the year ending October 31, 2006 will be generally consistent with that incurred during the three months ended April 30, 2006.

Sales and Marketing

	Three Months Ended April 30,
	2006	Change	2005

Sales and marketing expenses	$2,857,000	(4)%	$2,970,000
Percent of total revenue	40%		32%

	Six Months Ended April 30,
	2006	Change	2005

Sales and marketing expenses	$5,545,000	(6)%	$5,914,000
Percent of total revenue	38%		33%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The decrease in sales and marketing expenses of $113,000, or 4%, for the three months ended April 30, 2006 compared with the three months ended April 30, 2005 and the decrease of $369,000, or 6%, for the six months ended April 30, 2006 compared with the six months ended April 30, 2005 was primarily attributable to decreased spending on co-operative advertising and decreased discretionary spending.  Included in sales and marketing expenses for the three months ended April 30, 2006 and 2005 was $91,000 and $7,000, respectively, for stock-based compensation.  Included in sales and marketing expenses for the six months ended April 30, 2006 and 2005 was $159,000 and $14,000, respectively, for stock-based compensation.  Our sales and marketing full-time equivalent employees increased from 52 as of April 30, 2005 to 54 as of April 30, 2006.

For the remaining quarters of the year ending October 31, 2006, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended April 30, 2006.

Research and Development

	Three Months Ended April 30,
	2006	Change	2005

Research and development expenses	$1,886,000	(11)%	$2,117,000
Percent of total revenue	26%		23%

	Six Months Ended April 30,
	2006	Change	2005

Research and development expenses	$3,757,000	(11)%	$4,205,000
Percent of total revenue	26%		23%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expenses decreased by $231,000, or 11%, for the three months ended April 30, 2006 compared with the three months ended April 30, 2005 and decreased by $448,000, or 11%, for the six months ended April 30, 2006 compared with the six months ended April 30, 2005, which was primarily attributable to decreased personnel and personnel-related costs.  Included in research and development expenses for the three months ended April 30, 2006 and 2005 was $36,000 and $0, respectively, of stock-based compensation.  Included in research and development expenses for the six months ended April 30, 2006 and 2005 was $56,000 and $8,000, respectively, of stock-based compensation.  Our research and development full-time equivalent employees decreased from 52 as of April 30, 2005 to 49 as of April 30, 2006.

For the remaining quarters of the year ending October 31, 2006, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended April 30, 2006.

General and Administrative

	Three Months Ended April 30,
	2006	Change	2005

General and administrative expenses	$1,718,000	(16)%	$2,036,000
Percent of total revenue	24%		22%

	Six Months Ended April 30,
	2006	Change	2005

General and administrative expenses	$3,310,000	(13)%	$3,799,000
Percent of total revenue	23%		21%

General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations.  General and administrative expenses decreased by $318,000, or 16%, during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 and decreased by $489,000, or 13%, during the six months ended April 30, 2006 as compared to the six months ended April 30, 2005.  The decrease in general and administrative expenses was primarily attributable to decreased professional service fees attributed to accounting, auditing and legal work, offset, in part, by stock-based compensation.  Included in general and administrative expenses for the three months ended April 30, 2006 and 2005 was $227,000 and $0, respectively, of stock-based compensation.  Included in general and administrative expenses for the six months ended April 30, 2006 and 2005 was $472,000 and $0, respectively, of stock-based compensation.  Our general and administrative full-time equivalent employees decreased from 29 as of April 30, 2005 to 28 as of April 30, 2006.

For the remaining quarters of the year ending October 31, 2006, we anticipate that the dollar amount of general and administrative expenses will be generally consistent to that incurred during the three months ended April 30, 2006.

Amortization of Intangibles

	Three Months Ended April 30,
	2006	Change	2005

Amortization of intangibles	$593,000	0%	$593,000
Percent of total revenue	8%		6%

	Six Months Ended April 30,
	2006	Change	2005

Amortization of intangibles	$1,185,000	0%	$1,186,000
Percent of total revenue	8%		7%

Equity in Income (Loss) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations.  As of April 30, 2006, the carrying value of our investments was $599,000 and was related to our 30 percent ownership in a Chinese company.

During the three months ended April 30, 2006 and 2005, we recorded $0 and $17,000, respectively, that related to equity in income (loss) of the Chinese company.  During the six months ended April 30, 2006 and 2005, we recorded $(8,000) and $70,000, respectively, that related to equity in income (loss) of the Chinese company.

Other Income (Expense), net

Other income (expense) consisted of the following components for the three and six months ended April 30, 2006 and 2005:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Interest income	$199,000	$98,000	$351,000	$135,000
Other income, net	117,000	702,000	110,000	1,174,000
Total	$316,000	$800,000	$461,000	$1,309,000

Interest income increased by $101,000 and $216,000, respectively, from the three and six months ended April 30, 2005 as compared to the three and six months ended April 30, 2006 and was primarily attributable to higher interest rates earned on our cash and available-for-sale marketable securities balances as well as higher cash and available-for-sale marketable securities balances.   The higher cash balance is primarily attributable to our recent financing described in Note 6 to the Notes to Condensed Consolidated Financial Statements.

The decrease in other income, net, of $585,000 and $1,064,000, respectively, from the three and six months ended April 30, 2005 as compared to the three and six months ended April 30, 2006 was primarily attributable to the collection of a $500,000 note receivable from Vintela, Inc. during the three months ended January 31, 2005 and proceeds of approximately $779,000 we received during the three months ended April 30, 2005 from the sale of shares we held of Troll Tech AS.

Provision for Income Taxes

The provision for income taxes was $114,000 for the three months ended April 30, 2006 and $123,000 for the three months ended April 30, 2005 and was $201,000 for the six months ended April 30, 2006 and $237,000 for the six months ended April 30, 2005.  Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased from $4,272,000 as of October 31, 2005 to $9,524,000 as of April 30, 2006.  During this same time period, our investment in available-for-sale marketable securities increased from $6,165,000 to $9,100,000.  Our working capital also increased from $8,669,000 as of October 31, 2005 to $11,693,000 as of April 30, 2006.  These increases were primarily attributable to the issuance of approximately 2,852,000 shares of our common stock for net proceeds of approximately $9,809,000 in November 2005 offset by cash expenditures related to the SCO Litigation.

Total cash and cash equivalents and available-for-sale marketable securities were $18,624,000 as of April 30, 2006.  As of April 30, 2006, we also had $3,340,000 of restricted cash, of which $140,000 is set aside to cover expert and other costs related to our SCO Litigation and $3,200,000 is set aside for royalties payable to Novell.

We intend to use the cash and cash equivalents and available-for-sale marketable securities as of April 30, 2006 to run our UNIX business and pursue the SCO Litigation.

Our net cash used in operating activities during the six months ended April 30, 2006 was $1,836,000 and was attributable to a net loss of $9,275,000, non-cash items of $2,350,000 and changes in operating assets and liabilities of $5,089,000.

Our net cash used in operating activities during the six months ended April 30, 2005 was $17,702,000.  Cash used in operating activities for the six months ended April 30, 2005 was attributable to a net loss of $4,923,000, non-cash expenses of $1,521,000 and changes in operating assets and liabilities of $14,300,000.

Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities.  During the six months ended April 30, 2006, cash used in investing activities was $3,088,000, which was primarily a result of purchases, net of sales, of available-for-sale marketable securities of $2,935,000, and purchases of equipment of $153,000.

During the six months ended April 30, 2005, cash provided by investing activities was $12,564,000, which was primarily a result of sales, net of purchases, of available-for-sale marketable securities, of $12,709,000, which was offset, in part, by purchases of property and equipment of $145,000.

Our financing activities provided $10,110,000 of cash during the six months ended April 30, 2006.  The primary sources of cash were the net proceeds from the issuance of approximately 2,852,000 shares of our common stock for $9,809,000, the exercise of options to acquire common stock of $32,000 and proceeds of $301,000 received from the sale of common stock through our ESPP, offset, in part, by the repurchase of shares of our common stock made in connection with the completion of our rescission offer of $32,000.

Our financing activities provided $578,000 of cash during the six months ended April 30, 2005 and consisted primarily of proceeds received from the exercise of stock options of $205,000 and proceeds from the purchase of shares of common stock by our employees through our ESPP of $373,000.

Our net accounts receivable balance decreased from $6,343,000 as of October 31, 2005 to $5,109,000 as of April 30, 2006, primarily as a result of lower invoicing and revenue generated during the three months ended April 30, 2006 as compared to the three months ended October 31, 2005.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $119,000 as of April 30, 2006, which represented approximately 2 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the three months ended April 30, 2006 and 2005 were not significant.

On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with the Law Firms.  The Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of our current litigation with IBM.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for all attorneys’ fees in connection with the SCO Litigation through the end of our current litigation with IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of April 30, 2006, we had paid the entire $26,000,000.  As of April 30, 2006, $140,000 remained in the escrow account and was classified as a component of restricted cash.  On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses.  In the event that we exhaust these funds, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.

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

The following table summarizes our contractual operating lease obligations as of April 30, 2006:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$1,899,000	$1,159,000	$740,000	$—	$—

As of April 30, 2006, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.

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

In the event that cash required to fund operations, the SCO Litigation and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital.  We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation.  We may also not be able to raise capital for any number of reasons including those listed under Item 1A — Risk Factors.  If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders.  In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all.  Our ability to effect acquisitions for stock would also be impaired.

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

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our cost of products revenue and that cost of products revenue as a percent of products revenue will be generally consistent to that generated or incurred during the three months ended April 30, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our cost of services revenue and that cost of services revenue as a percent of services revenue will be generally consistent to that generated or incurred during the three months ended April 30, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our sales and marketing expenses will be generally consistent to that generated during the three months ended April 30, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our research and development expenses will be generally consistent to that generated during the three months ended April 30, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that the dollar amount of our general and administrative expenses will be generally consistent to that generated during the three months ended April 30, 2006;

•                              Our expectation for the remaining quarters of the year ending October 31, 2006 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters;

•                              Our belief that certain legal actions to which we are a party will not have a material adverse effect on us;

•                              Our intention to use cash and cash equivalents and available-for-sale marketable securities to run our UNIX business and pursue the SCO Litigation; and

•                              Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the resolution of the SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, and the factors set forth in the “Item 1A Risk Factors” below.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of April 30, 2006, our investments balance totaled approximately $599,000 and consisted solely of our investment in a 30% owned Chinese company.

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

PART II.                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2005.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report on Form 10-K.   In addition, for more information regarding our legal proceedings, please see Note 4 included in Part 1, Item 1.  Unaudited Financial Statements — Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

IBM Corporation

On February 13, 2006, IBM filed a motion with the Court seeking to limit our claims.  IBM argues that of the 294 items identified by us in our December 22, 2005 filing, 201 did not meet the level of specificity required by the Court.  IBM requested that we be limited to 93 items set forth in the December 22, 2005 filing which IBM claims meet the required level of specificity.  We disagree with IBM’s motion and analysis and filed an opposition brief under seal with the Court.  The Court heard arguments on the matter on April 14, 2006 and took the matter under advisement.  On June 8, 2006, IBM filed a motion to confine our claims to, and strike allegations in excess of, the final disclosures.  In this motion, IBM claims that our technology expert reports go beyond the disclosures contained in our December 22, 2005 submission to the court and that those expert reports should be stricken to that extent.

Novell, Inc.

On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a Request for Arbitration that Novell filed on the same date in the International Court of Arbitration in France.  Through these proceedings, Novell claims that we granted Novell the right to use our intellectual property through our participation in the United Linux initiative in 2002.  Through its acquisition of SUSE Linux, GmbH, Novell claims it acquired all rights SUSE had as a member of United Linux.  On May 26, 2006, we filed a response to Novell’s motion to stay and we will respond to Novell’s request for arbitration in due course.  No hearing on Novell’s motion has been scheduled.

ITEM 1A.               RISK FACTORS

                Investing in our securities involves a high degree of risk.  In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.

We do not have a history of profitable operations.

Our year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business.  For the years ended October 31, 2005 and 2004, we incurred net losses applicable to common stockholders of $10,726,000 and $16,227,000, respectively, and for the six months ended April 30, 2006 we incurred a net loss of $9,275,000.  As of April 30, 2006, our accumulated deficit was $244,217,000.

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

As a result of the SCO Litigation, participants in the Linux marketplace and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts.  Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us.  We expect that similar efforts likely will continue.  There is a risk that additional participants in our marketplace will negatively view the SCO Litigation, and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace, our results of operations, our stock price and our ability to stay in business.

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

On July 29, 2005, Novell filed its Answer and Counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained binary royalty stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell, including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX source code.  Novell did not oppose our motion so our Second Amended Complaint has been filed.  On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell filed on the same date in the International Court of Arbitration in France.  Through these proceedings, Novell claims that we granted Novell the right to use our intellectual property through our participation in the United

Linux initiative in 2002.  Through its acquisition of SUSE Linux, GmbH, Novell claims it acquired all rights SUSE had as a member of United Linux.  On May 26, 2006, we filed a response to Novell’s motion to stay and we will respond to Novell’s request for arbitration in due course.

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

We initiated the SCOsource licensing effort in the year ended October 31, 2003 to review the status of UNIX licensing and sublicensing agreements.  This effort resulted in the execution of two significant vendor license agreements and generated $25,846,000 in revenue during the year ended October 31, 2003.  During the years ended October 31, 2004, and 2005, our SCOsource licensing revenue declined to only $829,000, and $166,000, respectively, and during the six months ended April 30, 2006, our SCOsource licensing revenue was $64,000.  Because of a lack of historical experience and the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

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

•                                            results of, developments in, or costs of our SCO Litigation;

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

As of April 30, 2006, we had a total of $18,624,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $140,000 of restricted cash to be used to pursue the SCO Litigation.  Since October 31, 2004, we have spent $4,860,000 for expert, consulting and other costs as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation.  On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses.  In the event that we exhaust these funds, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.  As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could harm our liquidity position.

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

As of May 31, 2006, we have issued outstanding options to purchase up to approximately 4,742,000 shares of common stock with an average exercise price of $4.13 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Common stock available for resale may depress the market price of our common stock.

We have filed a post-effective amendment to a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by two of our shareholders of up to 923,019 shares of common stock, or 4.4% of our outstanding common stock. The selling shareholders are bound by certain selling limitations which limit the numbers of shares of our common stock that may be sold at one time.  In addition, we have filed a registration statement with the SEC, which has been declared effective, covering the potential resale by some of our shareholders of up to 2,852,449 shares of our common stock, or 13.5% of our outstanding common stock.  The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

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

We have adopted a stockholder rights plan.  The power given to the Board of Directors by the stockholder rights plan may make it more difficult for a change of control of our company to occur or for our company to be acquired if the acquisition is opposed by our Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to and approved by our stockholders at our annual meeting held April 27, 2006:

1.                                     To elect eight members to the Board of Directors to serve until their successors have been appointed.  All directors were elected with Ralph J. Yarro III receiving 18,421,000 votes in favor and 260,000 votes withheld, Edward E. Iacobucci receiving 18,516,000 votes in favor and 165,000 votes withheld; R. Duff Thompson receiving 18,533,000 votes in favor and 148,000 votes withheld; Darcy G. Mott receiving 18,516,000 votes in favor and 165,000 votes withheld; Darl C. McBride receiving 18,644,000 votes in favor and 37,000 votes withheld; Daniel W. Campbell receiving 18,532,000 votes in favor and 149,000 votes withheld; Omar T. Leeman receiving 18,515,000 votes in favor and 166,000 votes withheld; and J. Kent Millington receiving 18,627,000 votes in favor and 54,000 votes withheld.

2.                                       To ratify the appointment of Tanner LC as independent registered public accounting firm.  This motion was passed with 18,651,000 votes in favor, 8,000 votes against, and 22,000 abstentions.

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

Date: June 13, 2006	THE SCO GROUP, INC.

	By:	/s/ Bert B. Young
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