Form 10-Q
period 2006-07-31
SCO GROUP INC
filed 2006-09-13
CIK 1102542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check one): YES ☐ NO ☒

As of September 11, 2006, there were 21,093,981 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 31, 2006	October 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,861	$4,272
Restricted cash	2,010	5,690
Available-for-sale marketable securities	5,099	6,165
Accounts receivable, net of allowance for doubtful accounts of $97 and $144, respectively	4,072	6,343
Other	1,720	2,454
Total current assets	21,762	24,924

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,184	2,224
Leasehold improvements	316	345
Furniture and fixtures	79	96
	2,579	2,665
Less accumulated depreciation and amortization	(1,969)	(2,087)
Net property and equipment	610	578

OTHER ASSETS:
Definite-lived intangibles, net	677	2,707
Other	423	739
Total other assets	1,100	3,446

Total assets	$23,472	$28,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,239	$2,197
Payable to Novell, Inc.	449	2,815
Accrued payroll and benefits	1,734	2,656
Accrued liabilities	3,087	3,118
Deferred revenue	2,875	3,841
Royalties payable	272	406
Income taxes payable	1,235	1,222
Total current liabilities	11,891	16,255

LONG-TERM LIABILITIES	227	338

COMMITMENTS AND CONTINGENCIES (Note 4)

COMMON STOCK SUBJECT TO RESCISSION (Note 5)	—	1,018

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,391 and 18,331 shares outstanding, respectively	21	18
Additional paid-in capital	259,780	246,985
Common stock held in treasury; 297 and 290 shares, respectively	(2,446)	(2,414)
Warrants outstanding	856	856
Accumulated other comprehensive income	940	834
Accumulated deficit	(247,797)	(234,942)
Total stockholders’ equity	11,354	11,337

Total liabilities and stockholders’ equity	$23,472	$28,948

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

REVENUE:
Products	$6,201	$7,953	$17,904	$23,095
SCOsource licensing	31	32	95	132
Services	1,189	1,368	3,891	4,249
Total revenue	7,421	9,353	21,890	27,476

COST OF REVENUE:
Products	478	695	1,559	1,902
SCOsource licensing	2,315	3,085	10,087	9,467
Services	666	700	2,012	2,195
Total cost of revenue	3,459	4,480	13,658	13,564

GROSS MARGIN	3,962	4,873	8,232	13,912

OPERATING EXPENSES:
Sales and marketing	3,111	2,935	8,656	8,849
Research and development	2,029	1,940	5,786	6,145
General and administrative	1,829	1,647	5,139	5,446
Amortization of intangibles	593	593	1,778	1,779
Total operating expenses	7,562	7,115	21,359	22,219

LOSS FROM OPERATIONS	(3,600)	(2,242)	(13,127)	(8,307)

EQUITY IN INCOME (LOSS) OF AFFILIATE	—	(19)	(8)	51

OTHER INCOME, NET:
Interest income	191	122	542	257
Other income (expense), net	(64)	(149)	46	1,025
Total other income (expense), net	127	(27)	588	1,282

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,473)	(2,288)	(12,547)	(6,974)

PROVISION FOR INCOME TAXES	(107)	(84)	(308)	(321)

NET LOSS	$(3,580)	$(2,372)	$(12,855)	$(7,295)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.13)	$(0.62)	$(0.41)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,063	17,993	20,703	17,885

OTHER COMPREHENSIVE LOSS:
Net loss	$(3,580)	$(2,372)	$(12,855)	$(7,295)
Unrealized gain on available-for-sale marketable securities	4	5	49	14
Foreign currency translation adjustment	37	(128)	57	(124)
COMPREHENSIVE LOSS	$(3,539)	$(2,495)	$(12,749)	$(7,405)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,855)	$(7,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $252 and $251 classified as cost of SCOsource licensing revenue)	2,030	2,030
Depreciation and amortization	226	271
Stock-based compensation	1,323	22
Loss on disposal of assets	8	32
Equity in (income) loss of affiliate	8	(51)
Changes in operating assets and liabilities:
Restricted cash	1,314	1,421
Accounts receivable, net	2,271	1,691
Other current assets	734	(506)
Other assets	—	31
Accounts payable	42	(6,517)
Accrued payroll and benefits	(922)	(1,099)
Compensation to law firms	—	(7,956)
Accrued liabilities	(31)	(676)
Deferred revenue	(966)	(856)
Royalties payable	(134)	(43)
Income taxes payable	13	44
Long-term liabilities	(111)	(3)
Net cash used in operating activities	(7,050)	(19,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(265)	(233)
Dividend received	308	—
Purchase of available-for-sale marketable securities	(6,441)	(8,224)
Proceeds from sale of available-for-sale marketable securities	7,507	20,904
Net cash provided by investing activities	1,109	12,447

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase plan	613	720
Proceeds from exercise of common stock options	35	235
Repurchase of common stock	(32)	—
Proceeds from sale of common stock in a private placement, net of offering costs	9,809	—
Net cash provided by financing activities	10,425	955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,484	(6,058)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	105	(109)
CASH AND CASH EQUIVALENTS, beginning of period	4,272	12,693
CASH AND CASH EQUIVALENTS, end of period	$8,861	$6,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$247	$259

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Increase (decrease) in common stock subject to rescission	$(1,018)	$576

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

The business of The SCO Group, Inc. (the “Company”, “we”, “us” or “our”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies.  The Company has operations in a number of countries that provide support services to customers and resellers. During the year ended October 31, 2003, the Company initiated its SCOsource business to protect and defend its UNIX intellectual property.  The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code in May 2001 from The Santa Cruz Operation, which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems.

The Company incurred a net loss of $12,855,000 for the nine months ended July 31, 2006 and during that same period used cash of $7,050,000 in its operating activities.  A significant portion of the net loss and the cash used in operating activities was associated with the Company protecting and defending its intellectual property rights.  As of July 31, 2006, the Company had a total of $8,861,000 in cash and cash equivalents, $5,099,000 in available-for-sale marketable securities, and $2,010,000 in restricted cash, of which $1,561,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation, and the remaining $449,000 of restricted cash is payable to Novell for its retained binary royalty stream.

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.  Operating results for the three and nine months ended July 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2006.

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

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents were $4,986,000 and $1,528,000 as of July 31, 2006 and October 31, 2005, respectively.  Cash was $3,875,000 and $2,744,000 as of July 31, 2006 and October 31, 2005, respectively.

Available-for-Sale Marketable Securities

Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss.  Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.

Available-for-sale marketable securities totaled $5,099,000 as of July 31, 2006.  Any available-for-sale marketable securities in an unrealized loss position as of July 31, 2006 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations.  A decline in the market value of any available-for-sale marketable security below cost that is deemed other than temporary results in a charge to earnings and establishes a new basis for the security.

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

Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 5,080,000 and 3,982,000 for the three and nine months ended July 31, 2006 and 2005, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

(3) DEFINITE-LIVED INTANGIBLE ASSETS

The following table presents the activity related to definite-lived intangible assets for the nine months ended July 31, 2006 as well as the remaining unamortized balances as of July 31, 2006:

	Carrying Value as of October 31, 2005	Amortization Expense for the Nine Months Ended July 31, 2006	Carrying Value as of July 31, 2006
Definite-lived intangible assets:
Distribution/reseller channel	$2,318,000	$(1,739,000)	$579,000
Acquired technology	337,000	(252,000)	85,000
Trade name	52,000	(39,000)	13,000
Total definite-lived intangible assets	$2,707,000	$(2,030,000)	$677,000

Of the $2,030,000 in amortization expense for the nine months ended July 31, 2006, $1,778,000 was classified as amortization of intangible assets in operating expenses and the remaining $252,000 was classified as cost of SCOsource licensing revenue.

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

On February 27, 2004, the Company filed a second amended complaint which alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement and removes the claim for misappropriation of trade secrets.  IBM filed an answer and 14 counterclaims.  Among other things, IBM has asserted that the Company does not have the right to terminate IBM’s UNIX license and IBM has claimed that the Company has breached the GNU General Public License and has infringed certain patents held by IBM.  IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights.  On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.

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

Pursuant to the court’s July 1, 2005 Scheduling Order, the Company filed its Interim Disclosure of Material Misused by IBM on October 28, 2005.  The Company’s report included a matrix that identified 217 separate technology disclosures that it contends IBM improperly made to enhance Linux in violation of one or more contractual prohibitions governing IBM’s use of the Company’s proprietary material.  The Company continued to review relevant materials, including evidence IBM has produced in discovery, and filed an updated report on December 22, 2005 detailing IBM’s misuse of the Company’s proprietary material.  The Company’s December 22, 2005 report included 294 total disclosures which the Company claims violate its contractual rights and copyrights.  These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.

On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims.  IBM argues that of the 294 items identified by the Company in the December 22, 2005 filing, 201 did not meet the level of specificity required by the court.  IBM requested that the Company be limited to 93 items set forth in the December 22, 2005 filing which IBM claims meet the required level of specificity.  On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the Company’s technology disclosures from the case.  Although this ruling is a significant limitation of the number of technology disclosures the Company challenged in its December 22, 2005 filing, it also means that over 100 of our challenged items remain in the case.  On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the district court; those objections challenge the process and the result embodied in the Magistrate Judge’s order and the Company expects a hearing to be set in the near future.

On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the final disclosures.  In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 22, 2005 submission to the court and that those expert reports should be stricken to that extent.  No hearing has been set on that motion and no ruling has been made.  The Company believes that the motion lacks merit and has filed its opposition to the motion.

Both parties have filed expert reports and expert discovery is under way.

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

On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration in France.  Through these proceedings, Novell claims that the Company granted SuSE the right to use its intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux.  On May 26, 2006, the Company filed a response to Novell’s motion to stay, and on June 27, 2006, we responded to Novell’s request for arbitration.  On August 21, 2006, the court ordered that the claims relating to the SuSE arbitration should be stayed but the other claims in the case should proceed.

The three-person arbitration panel has been selected for the SuSE arbitration in Switzerland, and that process will be commencing in the near future.  The Company does not yet know the schedule of the proceedings.

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

The plaintiffs, the issuers and the insurance companies have negotiated an agreement to settle the dispute between the plaintiffs and the issuers.  All parties, including the plaintiffs, issuers and insurance companies, have executed this settlement agreement and the settlement agreement has been submitted to the court for approval.  If the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to the Company and its directors.  If the settlement agreement is not approved by the court, the matter will continue unless another settlement agreement is reached.

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

A material, negative impact on the Company’s results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM or Novell counterclaims is neither probable nor estimable.

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

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.  The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control.  Consequently, common stock subject to rescission is classified as temporary equity.

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

Equity Plans

The Company has established the 1998 Stock Option Plan (the “1998 Plan”), 1999 Omnibus Stock Incentive Plan (the “1999 Plan”), the 2002 Omnibus Stock Incentive Plan (the “2002 Plan”) and the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) for the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses to employees, executive officers, members of the Board of Directors and outside consultants.  The Compensation Committee of the Board of Directors has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options.  The Company’s current practice is for the Compensation Committee to recommend option grants subject to the approval and ratification of the entire Board of Directors at regularly scheduled board meetings.  Under the terms of the 1998, 1999, 2002 and 2004 Plans, options generally expire 10 years from the date of grant or within 90 days of termination.  Options granted under these plans generally vest 25 percent after the completion of one year of service and then 1/36 per month for the remaining three years and become fully vested at the end of four years.   Pursuant to the terms of their grant agreements, certain of the options granted under these plans may be subject to accelerated vesting upon a change in control of the Company.

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

Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the three and nine months ended July 31, 2006, for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three and nine months ended July 31, 2005 have not been restated.

The effect of accounting for stock-based awards under SFAS No. 123(R) for the three and nine months ended July 31, 2006 was to record $490,000 and $1,323,000, respectively, of stock-based compensation expense.  For the three and nine months ended July 31, 2006 and 2005, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Cost of products	$5,000	$—	$12,000	$—
Cost of SCOsource licensing	61,000	—	171,000	—
Cost of services	17,000	—	46,000	—
Sales and marketing	102,000	—	261,000	14,000
Research and development	41,000	—	97,000	8,000
General and administrative	264,000	—	736,000	—
Total stock-based compensation	$490,000	$—	$1,323,000	$22,000

The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three and nine months ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to November 1, 2005:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005

Net loss:
As reported	$(2,372,000)	$(7,295,000)
Stock-based compensation included in reported net loss	—	22,000
Stock-based compensation under fair value method	(569,000)	(1,166,000)
Pro forma net loss	$(2,941,000)	$(8,439,000)
Net loss per basic and diluted common share:
As reported	$(0.13)	$(0.41)
Pro forma	$(0.16)	$(0.47)

With respect to stock options granted during the three and nine months ended July 31, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	4.1%	4.8%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	66.2%	47.1%	63.4%	65.0%
Expected exercise life (in years)	5.0	2.7	5.0	2.7

The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.

During the nine months ended July 31, 2006, the Company granted options to purchase approximately 1,065,000 shares of common stock with an average exercise price of $3.84 per share.  None of these stock options were granted with an exercise price below the quoted market price on the date of grant.  During the nine months ended July 31, 2006, options to purchase approximately 29,000 shares of common stock were exercised with an average exercise price of $1.21 per share.  As of July 31, 2006, there were approximately 4,845,000 stock options outstanding with a weighted average exercise price of $4.11 per share.

 (7) CONCENTRATION OF CREDIT RISK

As of July 31, 2006 and October 31, 2005, the Company had no customers who made up more than 10 percent of the accounts receivable balance.

During the three and nine months ended July 31, 2006 and 2005, no single customer accounted for more than 10 percent of total revenue.

(8) SEGMENT INFORMATION

The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s segments: UNIX and SCOsource.  Both segments are based on the Company’s UNIX intellectual property.  The UNIX business develops, sells and distributes UNIX server and mobile products and services through an extensive distribution channel and to corporate end-users and the SCOsource business enforces and protects the Company’s UNIX intellectual property.  Segment disclosures for the Company are as follows:

	Three Months Ended July 31, 2006
	UNIX	SCOsource	Total

Revenue	$7,390,000	$31,000	$7,421,000
Cost of revenue	1,144,000	2,315,000	3,459,000
Gross margin (deficit)	6,246,000	(2,284,000)	3,962,000
Sales and marketing	3,111,000	—	3,111,000
Research and development	1,932,000	97,000	2,029,000
General and administrative	1,781,000	48,000	1,829,000
Amortization of intangibles	593,000	—	593,000
Total operating expenses	7,417,000	145,000	7,562,000
Loss from operations	$(1,171,000)	$(2,429,000)	$(3,600,000)

	Three Months Ended July 31, 2005
	UNIX	SCOsource	Total

Revenue	$9,321,000	$32,000	$9,353,000
Cost of revenue	1,395,000	3,085,000	4,480,000
Gross margin (deficit)	7,926,000	(3,053,000)	4,873,000
Sales and marketing	2,935,000	—	2,935,000
Research and development	1,843,000	97,000	1,940,000
General and administrative	1,556,000	91,000	1,647,000
Amortization of intangibles	593,000	—	593,000
Total operating expenses	6,927,000	188,000	7,115,000
Income (loss) from operations	$999,000	$(3,241,000)	$(2,242,000)

	Nine Months Ended July 31, 2006
	UNIX	SCOsource	Total

Revenue	$21,795,000	$95,000	$21,890,000
Cost of revenue	3,571,000	10,087,000	13,658,000
Gross margin (deficit)	18,224,000	(9,992,000)	8,232,000
Sales and marketing	8,655,000	1,000	8,656,000
Research and development	5,501,000	285,000	5,786,000
General and administrative	4,994,000	145,000	5,139,000
Amortization of intangibles	1,778,000	—	1,778,000
Total operating expenses	20,928,000	431,000	21,359,000
Loss from operations	$(2,704,000)	$(10,423,000)	$(13,127,000)

	Nine Months Ended July 31, 2005
	UNIX	SCOsource	Total

Revenue	$27,344,000	$132,000	$27,476,000
Cost of revenue	4,097,000	9,467,000	13,564,000
Gross margin (deficit)	23,247,000	(9,335,000)	13,912,000
Sales and marketing	8,695,000	154,000	8,849,000
Research and development	5,846,000	299,000	6,145,000
General and administrative	5,094,000	352,000	5,446,000
Amortization of intangibles	1,779,000	—	1,779,000
Total operating expenses	21,414,000	805,000	22,219,000
Income (loss) from operations	$1,833,000	$(10,140,000)	$(8,307,000)

Intangible assets, which consist of the Company’s reseller channel, trade name and technology, have been assigned to the Company’s UNIX and SCOsource segments and consist of the following as of July 31, 2006 and October 31, 2005:

	July 31, 2006	October 31, 2005
Intangible assets:
UNIX (reseller channel and trade name)	$592,000	$2,370,000
SCOsource (UNIX technology)	85,000	337,000
Total intangible assets	$677,000	$2,707,000

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Part II, Item 1A – Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein.  All information presented herein is based on the three and nine months ended July 31, 2006 and 2005.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We access these companies through their information technology or purchasing departments with our area sales managers in the United States and through our reseller channel in countries outside the United States.  In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”).  Our sales of UNIX products and services during the last several fiscal years have been primarily to pre-existing UNIX customers and not newly acquired customers.  Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.

The following table shows the operating results of the UNIX business for the three and nine months ended July 31, 2006 and 2005:

	Three Months Ended July 31,
	2006	2005

Revenue	$7,390,000	$9,321,000
Cost of revenue	1,144,000	1,395,000
Gross margin	6,246,000	7,926,000
Sales and marketing	3,111,000	2,935,000
Research and development	1,932,000	1,843,000
General and administrative	1,781,000	1,556,000
Amortization of intangibles	593,000	593,000
Total operating expenses	7,417,000	6,927,000
Income (loss) from operations	$(1,171,000)	$999,000

	Nine Months Ended July 31,
	2006	2005

Revenue	$21,795,000	$27,344,000
Cost of revenue	3,571,000	4,097,000
Gross margin	18,224,000	23,247,000
Sales and marketing	8,655,000	8,695,000
Research and development	5,501,000	5,846,000
General and administrative	4,994,000	5,094,000
Amortization of intangibles	1,778,000	1,779,000
Total operating expenses	20,928,000	21,414,000
Income (loss) from operations	$(2,704,000)	$1,833,000

Revenue from our UNIX business decreased by $1,931,000, or 21%, for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and decreased by $5,549,000, or 20%, for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005.  The revenue from this business has been declining over the last several periods primarily as a result of increased competition from alternative operating systems, particularly Linux.  We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance.  The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.

Operating costs for our UNIX business increased from $6,927,000 for the three months ended July 31, 2005 to $7,417,000 for the three months ended July 31, 2006 and this increase was primarily attributable to stock-based compensation as a result of our adoption of SFAS No. 123 (R).  Operating costs decreased slightly from $21,414,000 for the nine months ended July 31, 2005 to $20,928,000 for the nine months ended July 31, 2006 and was primarily attributable to reduced headcount and related costs offset by an increase in stock-based compensation.

The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support for our products.  The decline in our UNIX business and our SCOsource business may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products.  This would lead to an accelerated decline in revenue and negative cash flows from our UNIX business.

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

The following table shows the operating results of the SCOsource business for the three and nine months ended July 31, 2006 and 2005 (in thousands):

	Three Months Ended July 31,
	2006	2005

Revenue	$31,000	$32,000
Cost of revenue	2,315,000	3,085,000
Gross deficit	(2,284,000)	(3,053,000)
Research and development	97,000	97,000
General and administrative	48,000	91,000
Total operating expenses	145,000	188,000
Loss from operations	$(2,429,000)	$(3,241,000)

	Nine Months Ended July 31,
	2006	2005

Revenue	$95,000	$132,000
Cost of revenue	10,087,000	9,467,000
Gross deficit	(9,992,000)	(9,335,000)
Sales and marketing	1,000	154,000
Research and development	285,000	299,000
General and administrative	145,000	352,000
Total operating expenses	431,000	805,000
Loss from operations	$(10,423,000)	$(10,140,000)

Revenue from our SCOsource business decreased slightly from $32,000 for the three months ended July 31, 2005 to $31,000 for the three months ended July 31, 2006 and decreased from $132,000 for the nine months ended July 31, 2005 to $95,000 for the nine months ended July 31, 2006.  Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.

Cost of revenue, which primarily includes legal and professional fees incurred in connection with the SCO Litigation, decreased from $3,085,000 for the three months ended July

31, 2005 to $2,315,000 for the three months ended July 31, 2006.  The decrease in cost of revenue was primarily attributable to the absence of the $2,000,000 quarterly payment for Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”) (which quarterly payments ended during the three months ended January 31, 2006), offset by increases in legal services provide by technical, industry, damage and other experts in connection with the SCO Litigation.  Cost of revenue increased from $9,467,000 for the nine months ended July 31, 2005 to $10,087,000 for the nine months ended July 31, 2006.  This increase was primarily attributable to significant work performed by technical, damage and industry experts and other consultants in connection with the SCO Litigation during the nine months ended July 31, 2006, offset by a reduction in expense associated with the quarterly payments made to the Law Firms as only two quarterly payments were made during the nine months ended July 31, 2006 as compared to three quarterly payments made during the nine months ended July 31, 2005.  Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consultants is difficult to predict, and it will be difficult to predict the total cost of revenue for the upcoming quarters.

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

Litigation Reserves.  We are party to a number of legal matters described in more detail elsewhere in this quarterly report on Form 10-Q.  Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial.  A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM and Novell counterclaims is neither probable nor estimable.  Because these matters are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters.  In the event that our assumptions used to evaluate these matters as neither probable nor estimable changes in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations and financial position.

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

Allowance for Doubtful Accounts Receivable.  We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers.  We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and expected collectibility of all accounts receivable and apply these policies consistently.  Our allowance for doubtful accounts receivable, which is determined based on our historical experience and a specific review of customer balances, was $97,000 as of July 31, 2006.  Our past experience has resulted in minimal differences from the actual amounts provided for bad debts and our recorded estimates.  However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations

The following table presents our results of operations for the three and nine months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Nine Months Ended July 31,
Statement of Operations Data:	2006	2005	2006	2005

Revenue:
Products	$6,201,000	$7,953,000	$17,904,000	$23,095,000
SCOsource licensing	31,000	32,000	95,000	132,000
Services	1,189,000	1,368,000	3,891,000	4,249,000
Total revenue	7,421,000	9,353,000	21,890,000	27,476,000
Cost of revenue:
Products	478,000	695,000	1,559,000	1,902,000
SCOsource licensing	2,315,000	3,085,000	10,087,000	9,467,000
Services	666,000	700,000	2,012,000	2,195,000
Total cost of revenue	3,459,000	4,480,000	13,658,000	13,564,000
Gross margin	3,962,000	4,873,000	8,232,000	13,912,000
Operating expenses:
Sales and marketing	3,111,000	2,935,000	8,656,000	8,849,000
Research and development	2,029,000	1,940,000	5,786,000	6,145,000
General and administrative	1,829,000	1,647,000	5,139,000	5,446,000
Amortization of intangibles	593,000	593,000	1,778,000	1,779,000
Total operating expenses	7,562,000	7,115,000	21,359,000	22,219,000
Loss from operations	(3,600,000)	(2,242,000)	(13,127,000)	(8,307,000)
Equity in income (loss) of affiliate	—	(19,000)	(8,000)	51,000
Other income (expense), net	127,000	(27,000)	588,000	1,282,000
Provision for income taxes	(107,000)	(84,000)	(308,000)	(321,000)
Net loss	$(3,580,000)	$(2,372,000)	$(12,855,000)	$(7,295,000)

THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005

Revenue

	Three Months Ended July 31,
	2006	Change	2005

Revenue	$7,421,000	(21)%	$9,353,000

	Nine Months Ended July 31,
	2006	Change	2005

Revenue	$21,890,000	(20)%	$27,476,000

Revenue for the three months ended July 31, 2006 decreased by $1,932,000, or 21%, from the three months ended July 31, 2005, and revenue for the nine months ended July 31, 2006 decreased by $5,586,000, or 20%, from the nine months ended July 31, 2005.  These decreases were primarily attributable to a continued decline in our UNIX business as a result of continued competitive pressure from competing operating systems, particularly Linux.

Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended July 31,
	2006	Change	2005

UNIX revenue	$7,390,000	(21)%	$9,321,000
Percent of total revenue	100%		100%
SCOsource revenue	31,000	(3)%	32,000
Percent of total revenue	0%		0%

	Nine Months Ended July 31,
	2006	Change	2005

UNIX revenue	$21,795,000	(20)%	$27,344,000
Percent of total revenue	100%		100%
SCOsource revenue	95,000	(28)%	132,000
Percent of total revenue	0%		0%

The decrease in revenue in the UNIX business of $1,931,000, or 21%, for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and the decrease in revenue of $5,549,000, or 20%, for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005 was primarily attributable to continued competition from other operating systems, particularly Linux.  We anticipate that for the remainder of the year ending October 31, 2006 our UNIX business and the related revenue from the UNIX business will face significant competition from Linux and other operating systems.

Sales of our UNIX products and services during the three and nine months ended July 31, 2006 were primarily to pre-existing customers.  Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers.  Our UNIX revenue may decrease if we are not successful with our existing customers or if we lose the support of any of our existing hardware and software vendors or our key industry partners withdraw their marketing and certification support or direct their support to our competitors.

Products Revenue

	Three Months Ended July 31,
	2006	Change	2005

Products revenue	$6,201,000	(22)%	$7,953,000
Percent of total revenue	84%		85%

	Nine Months Ended July 31,
	2006	Change	2005

Products revenue	$17,904,000	(22)%	$23,095,000
Percent of total revenue	82%		84%

Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products.  Products revenue also includes revenue derived from OEMs, distribution partners and large accounts.  We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.

The decrease in products revenue of $1,752,000, or 22%, for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and the decrease in products revenue of $5,191,000, or 22%, for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005 were primarily attributable to decreased sales of OpenServer and other products revenue primarily resulting from increased competition in the operating system market, particularly from Linux.

Our products revenue was derived primarily from sales of our OpenServer and UnixWare products.  Other products revenue consists mainly of product maintenance and other UNIX-related products.  Revenue for these products was as follows:

	Three Months Ended July 31,
	2006	Change	2005

OpenServer revenue	$3,184,000	(26)%	$4,309,000
Percent of products revenue	51%		54%
UnixWare revenue	2,592,000	24%	2,085,000
Percent of products revenue	42%		26%
Other products revenue	425,000	(73)%	1,559,000
Percent of products revenue	7%		20%

	Nine Months Ended July 31,
	2006	Change	2005

OpenServer revenue	$10,176,000	(22)%	$12,987,000
Percent of products revenue	57%		56%
UnixWare revenue	5,901,000	(11)%	6,606,000
Percent of products revenue	33%		29%
Other products revenue	1,827,000	(48)%	3,502,000
Percent of products revenue	10%		15%

The decrease in revenue for OpenServer for the three and nine months ended July 31, 2006 compared to the three and nine months ended July 31, 2005 is primarily the result of continued competition from other operating systems, particularly Linux.  The increase in UnixWare revenue for the three months ended July 31, 2006 compared to the three months ended

July 31, 2005 is primarily the result of increased sales to end-user customers.  The decrease in other products revenue is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance.

SCOsource Licensing Revenue

	Three Months Ended July 31,
	2006	Change	2005

SCOsource licensing revenue	$31,000	(3)%	$32,000

	Nine Months Ended July 31,
	2006	Change	2005

SCOsource licensing revenue	$95,000	(28)%	$132,000

We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works.  SCOsource licensing revenue was $32,000 for the three months ended July 31, 2005 compared to $31,000 for the three months ended July 31, 2006 and SCOsource licensing revenue was $132,000 for the nine months ended July 31, 2005 compared to $95,000 for the nine months ended July 31, 2006.  Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.

We are unable to predict the amount and timing of future SCOsource licensing revenue, and if generated, the revenue will be sporadic.

Services Revenue

	Three Months Ended July 31,
	2006	Change	2005

Services revenue	$1,189,000	(13)%	$1,368,000
Percent of total revenue	16%		15%

	Nine Months Ended July 31,
	2006	Change	2005

Services revenue	$3,891,000	(8)%	$4,249,000
Percent of total revenue	18%		16%

Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees.  These fees are typically charged and invoiced separately from UNIX products sales.  The decrease in services revenue of $179,000, or 13%, for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 and the decrease in services revenue of $358,000, or 8%, for the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005 was primarily attributable to a decrease in professional services revenue as well as from a decrease in support and engineering services contracts.

The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products.  Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended July 31,
	2006	Change	2005

Cost of products revenue	$478,000	(31)%	$695,000
Percent of products revenue	8%		9%

	Nine Months Ended July 31,
	2006	Change	2005

Cost of products revenue	$1,559,000	(18)%	$1,902,000
Percent of products revenue	9%		8%

Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs.  Cost of products revenue decreased by $217,000, or 31%, for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 and cost of products revenue decreased by $343,000, or 18%, for the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.  The decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.

For the three months ending October 31, 2006, we expect the dollar amount of our cost of products revenue to be generally consistent with the cost of products revenue incurred during the three months ended July 31, 2006 and that cost of products revenue as a percent of products revenue for the three months ending October 31, 2006 will be generally consistent with that incurred during the three months ended July 31, 2006.

Cost of SCOsource Licensing Revenue

	Three Months Ended July 31,
	2006	Change	2005

Cost of SCOsource licensing revenue	$2,315,000	(25)%	$3,085,000

	Nine Months Ended July 31,
	2006	Change	2005

Cost of SCOsource licensing revenue	$10,087,000	7%	$9,467,000

Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

Cost of SCOsource licensing revenue decreased by $770,000, or 25%, during the three months ended July 31, 2006 as compared to the three months ended July 31, 2005.  The decrease in cost of SCOsource licensing revenue was primarily attributable to the absence of the $2,000,000 quarterly payment and related expense for the Law Firms (which quarterly payments ended during the three months ended January 31, 2006), offset by increases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.  Cost of SCOsource licensing revenue increased by $620,000, or 7%, during the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.  This increase was primarily attributable to significant work performed by technical, damage and industry experts and other consultants in connection with the SCO Litigation during the nine months ended July 31, 2006, offset by a reduction in expenses associated with the quarterly payments made to the Law Firms as only two quarterly payments were made during the nine months ended July 31, 2006 as compared to three quarterly payments made during the nine months ended July 31, 2005.

Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters.  We will continue to make payments for technical, damage and industry experts, consultants and for other fees.  However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource licensing revenue for the three months ending October 31, 2006 to be higher than the costs incurred for the three months ended July 31, 2006.

Cost of Services Revenue

	Three Months Ended July 31,
	2006	Change	2005

Cost of services revenue	$666,000	(5)%	$700,000
Percent of services revenue	56%		51%

	Nine Months Ended July 31,
	2006	Change	2005

Cost of services revenue	$2,012,000	(8)%	$2,195,000
Percent of services revenue	52%		52%

Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements.  Cost of services revenue decreased by $34,000, or 5%, for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and decreased by $183,000, or 8%, for the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.  This decrease was primarily attributable to reduced numbers of employees and related costs.

For the three months ending October 31, 2006, we expect the dollar amount of our cost of services revenue to be generally consistent with the cost of services revenue incurred during the three months ended July 31, 2006 and that cost of services revenue as a percent of services revenue for the three months ending October 31, 2006 will be generally consistent with that incurred during the three months ended July 31, 2006.

Sales and Marketing

	Three Months Ended July 31,
	2006	Change	2005

Sales and marketing expenses	$3,111,000	6%	$2,935,000
Percent of total revenue	42%		31%

	Nine Months Ended July 31,
	2006	Change	2005

Sales and marketing expenses	$8,656,000	(2)%	$8,849,000
Percent of total revenue	40%		32%

Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations.  The increase in sales and marketing expenses of $176,000, or 6%, for the three months ended July 31, 2006 compared with the three months ended July 31, 2005 was primarily attributable to increased travel costs, increased marketing costs associated with the release of our mobile services product offerings and from stock-based compensation.  The decrease in sales and marketing expense of $193,000, or 2%, for the nine months ended July 31, 2006 compared with the nine months ended July 31, 2005 was primarily attributable to decreased spending on co-operative advertising and decreased discretionary spending, offset by increases in spending related to the release of our mobile services product offerings and from stock-based compensation.  Included in sales and marketing expenses for the three months ended July 31, 2006 and 2005 was $102,000 and $0, respectively, for stock-based compensation.  Included in sales and marketing expenses for the nine months ended July 31, 2006 and 2005 was $261,000 and $14,000, respectively, for stock-based compensation.

For the three months ending October 31, 2006, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended July 31, 2006.

Research and Development

	Three Months Ended July 31,
	2006	Change	2005

Research and development expenses	$2,029,000	5%	$1,940,000
Percent of total revenue	27%		21%

	Nine Months Ended July 31,
	2006	Change	2005

Research and development expenses	$5,786,000	(6)%	$6,145,000
Percent of total revenue	26%		22%

Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations.  Research and development expenses increased by $89,000, or 5%, for the three months ended July 31, 2006 compared with the three months ended July 31, 2005.  The increase in research and development expenses was primarily attributable to increased travel costs and from stock-based compensation.  Research and development expenses decreased by $359,000, or 6%, for the nine months ended July 31, 2006 compared with the nine months ended July 31, 2005, which was primarily attributable to decreased personnel and personnel-related costs, offset by an increase in stock-based compensation.  Included in research and development expenses for the three months ended July 31, 2006 and 2005 was $41,000 and $0, respectively, of stock-based compensation.  Included in research and development expenses for the nine months ended July 31, 2006 and 2005 was $97,000 and $8,000, respectively, of stock-based compensation.

For the three months ending October 31, 2006, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended July 31, 2006.

General and Administrative

	Three Months Ended July 31,
	2006	Change	2005

General and administrative expenses	$1,829,000	11%	$1,647,000
Percent of total revenue	25%		18%

	Nine Months Ended July 31,
	2006	Change	2005

General and administrative expenses	$5,139,000	(6)%	$5,446,000
Percent of total revenue	23%		20%

General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations.  General and administrative expenses increased by $182,000, or 11%, during the three months ended July 31, 2006 as compared to the three months ended July 31, 2005.  The increase in general and administrative expenses was primarily attributable to increased professional services costs and stock-based compensation, offset in part by decreased personnel and related costs.  General and administrative expenses decreased by $307,000, or 6%, during the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.  The decrease in general and administrative expenses was primarily attributable to decreased personnel and related costs as well as decreased accounting and legal fees, offset, in part, by an increase in stock-based compensation.  Included in general and administrative expenses for the three months ended July 31, 2006 and 2005 was $264,000 and $0, respectively, of stock-based compensation.  Included in general and administrative expenses for the nine months ended July 31, 2006 and 2005 was $736,000 and $0, respectively, of stock-based compensation.

For the three months ending October 31, 2006, we anticipate that the dollar amount of general and administrative expenses will be lower than that incurred during the three months ended July 31, 2006.

Amortization of Intangibles

	Three Months Ended July 31,
	2006	Change	2005

Amortization of intangibles	$593,000	0%	$593,000
Percent of total revenue	8%		6%

	Nine Months Ended July 31,
	2006	Change	2005

Amortization of intangibles	$1,778,000	0%	$1,779,000
Percent of total revenue	8%		6%

Equity in Income (Loss) of Affiliate

We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entity’s net income or net loss in our consolidated statements of operations.

During the three months ended July 31, 2006 and 2005, we recorded $0 and $(19,000), respectively, that related to equity in income (loss) of SCO China, our 30%-owned Chinese company.  During the nine months ended July 31, 2006 and 2005, we recorded $(8,000) and $51,000, respectively, that related to equity in income (loss) of SCO China.

Other Income (Expense), net

Other income (expense) consisted of the following components for the three and nine months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Interest income	$191,000	$122,000	$542,000	$257,000
Other income (expense), net	(64,000)	(149,000)	46,000	1,025,000
Total	$127,000	$(27,000)	$588,000	$1,282,000

Interest income increased by $69,000 and $285,000, respectively, from the three and nine months ended July 31, 2005 as compared to the three and nine months ended July 31, 2006 and was primarily attributable to higher interest rates earned on our cash and available-for-sale marketable securities balances as well as higher cash and available-for-sale marketable securities balances.   The higher cash balance is primarily attributable to our equity financing described in Note 6 to the Notes to Condensed Consolidated Financial Statements.

The increase in other income (expense), net, of $85,000 from the three months ended July 31, 2005 as compared to the three months ended July 31, 2006 was primarily attributable to a reduction in realized losses as a result of changes in foreign currency rates and balances.  The decrease in other income (expense), net, of $979,000 from the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2006 was primarily attributable to (i) the collection of a $500,000 note receivable from Vintela, Inc., and (ii) proceeds of approximately $779,000 received from the sale of shares we held of Troll Tech AS, which both occurred during the nine months ended July 31, 2005.

Provision for Income Taxes

The provision for income taxes was $107,000 for the three months ended July 31, 2006 and $84,000 for the three months ended July 31, 2005 and was $308,000 for the nine months ended July 31, 2006 and $321,000 for the nine months ended July 31, 2005.  Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased from $4,272,000 as of October 31, 2005 to $8,861,000 as of July 31, 2006.  During this same time period, our investment in available-for-sale marketable securities decreased from $6,165,000 to $5,099,000.  Our working capital also increased from $8,669,000 as of October 31, 2005 to $9,871,000 as of July 31, 2006.  The increase in the combined cash and cash equivalents and available-for-sale marketable securities balance was primarily attributable to the issuance of approximately 2,852,000 shares of our common stock for net proceeds of approximately $9,809,000 in November 2005 offset by cash expenditures related to the SCO Litigation.

Total cash and cash equivalents and available-for-sale marketable securities was $13,960,000 as of July 31, 2006.  As of July 31, 2006, we also had $2,010,000 of restricted cash, of which $1,561,000 is set aside to cover expert and other costs related to our SCO Litigation and $449,000 is set aside for royalties payable to Novell.

We intend to use the cash and cash equivalents and available-for-sale marketable securities as of July 31, 2006 to run our UNIX business and pursue the SCO Litigation.

Our net cash used in operating activities during the nine months ended July 31, 2006 was $7,050,000 and was attributable to a net loss of $12,855,000, non-cash items of $3,595,000 and changes in operating assets and liabilities of $2,210,000.

Our net cash used in operating activities during the nine months ended July 31, 2005 was $19,460,000.  Cash used in operating activities for the nine months ended July 31, 2005 was attributable to a net loss of $7,295,000, non-cash expenses of $2,304,000 and changes in operating assets and liabilities of $14,469,000.

Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities.  During the nine months ended July 31, 2006, cash provided by investing activities was $1,109,000, which was primarily a result of sales, net of purchases, of available-for-sale marketable securities of $1,066,000 and a dividend received from our 30% owned Chinese company of $308,000, offset by purchases of equipment of $265,000.

During the nine months ended July 31, 2005, cash provided by investing activities was $12,447,000, which was primarily a result of sales, net of purchases, of available-for-sale marketable securities, of $12,680,000, which was offset, in part, by purchases of equipment of $233,000.

Our financing activities provided $10,425,000 of cash during the nine months ended July 31, 2006.  The primary sources of cash were the net proceeds from the issuance of approximately 2,852,000 shares of our common stock for $9,809,000, the exercise of options to acquire common stock of $35,000 and proceeds of $613,000 received from the sale of common stock through our employee stock purchase program, offset, in part, by the repurchase of shares of our common stock made in connection with the completion of our rescission offer of $32,000.

Our financing activities provided $955,000 of cash during the nine months ended July 31, 2005 and consisted primarily of proceeds received from the exercise of stock options of $235,000 and proceeds from the sale of shares of common stock to our employees through our employee stock purchase program of $720,000.

Our net accounts receivable balance decreased from $6,343,000 as of October 31, 2005 to $4,072,000 as of July 31, 2006, primarily as a result of lower invoicing and revenue generated during the three months ended July 31, 2006 as compared to the three months ended October 31, 2005.  The majority of our accounts receivable are current and our allowance for doubtful accounts was $97,000 as of July 31, 2006, which represented approximately 2 percent of our gross accounts receivable balance.  This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue.  Our write-offs of uncollectible accounts during the three and nine months ended July 31, 2006 and 2005 were not significant.

On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with the Law Firms.  The Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003.  The Engagement Agreement governs the relationship between us and the Law Firms in connection with their representation of us in the SCO Litigation, through the end of our current litigation with IBM.  Our purpose in entering into this Engagement Agreement was to limit the cash expenditures needed to pursue the SCO Litigation.  The Engagement Agreement provides for the payment of approximately $26,000,000 for all attorneys’ fees in connection with the SCO Litigation through the end of our current litigation with IBM and the escrow of at least $5,000,000 for the payment of any expert, consulting and other expenses.  As of July 31, 2006, we had paid the entire $26,000,000.

On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses.  In the event that we exhaust these funds, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.  As of July 31, 2006, $1,561,000 remained in the escrow account and was classified as a component of restricted cash.

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

The following table summarizes our contractual operating lease obligations as of July 31, 2006:

	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years

Operating lease obligations	$2,030,000	$1,425,000	$605,000	$—	$—

As of July 31, 2006, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.

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

In the event that cash required to fund operations, the SCO Litigation and strategic initiatives exceeds our current cash resources and cash generated from operations, we will be required to reduce costs and perhaps raise additional capital.  We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO

Litigation.  We may also not be able to raise capital for any number of reasons including those listed under Part II, Item 1A – Risk Factors.  If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders.  In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all.  Our ability to effect acquisitions for stock would also be impaired.

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

•                              Our expectation for the three months ending October 31, 2006 that the dollar amount of our cost of products revenue and that cost of products revenue as a percent of products revenue will be generally consistent to that incurred during the three months ended July 31, 2006;

•                              Our expectation for the three months ending October 31, 2006 that the dollar amount of our cost of services revenue and that cost of services revenue as a percent of services revenue will be generally consistent to that incurred during the three months ended July 31, 2006;

•                              Our expectation for the three months ending October 31, 2006 that the dollar amount of our sales and marketing expenses will be generally consistent to that incurred during the three months ended July 31, 2006;

•                              Our expectation for the three months ending October 31, 2006 that the dollar amount of our research and development expenses will be generally consistent to that incurred during the three months ended July 31, 2006;

•                              Our expectation for the three months ending October 31, 2006 that the dollar amount of our general and administrative expenses will be lower than that incurred during the three months ended July 31, 2006;

•                              Our intention to use cash and cash equivalents and available-for-sale securities to run our UNIX business and pursue the SCO Litigation;

•                              Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM;

•                              Our expectation for the three months ending October 31, 2006 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•                              Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the resolution of the SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, and the factors set forth below in Part II, Item 1A-Risk Factors.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Investment Risk.  We have invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes.  Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations.  We account for our ownership interests in companies in which we own at least 20 percent and less than 50 percent using the equity method of accounting.  Under the equity method, we record our portion of the entity’s net income or net loss in our consolidated statements of operations.  Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired.  As of July 31, 2006, our investments balance totaled approximately $291,000 and consisted solely of our investment in a 30% owned Chinese company.

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

PART II.                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2005.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report on Form 10-K.   In addition, for more information regarding our legal proceedings, please see Note 4 included in Part 1, Item 1.  Unaudited Financial Statements – Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

IBM Corporation

On February 13, 2006, IBM filed a motion with the court seeking to limit our claims.  IBM argues that of the 294 items identified by us in our December 22, 2005 filing, 201 did not meet the level of specificity required by the court.  IBM requested that we be limited to 93 items set forth in the December 22, 2005 filing which IBM claims meet the required level of specificity.  On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of our technology disclosures from the case.  Although this ruling is a significant limitation of the number of technology disclosures we challenged in our December 22, 2005 filing, it also means that over 100 of our challenged items remain in the case.  On July 13, 2006, we filed objections to the Magistrate Judge’s order with the district court; those objections challenge the process and the result embodied in the Magistrate Judge’s order and we expect a hearing to be set in the near future.

On June 8, 2006, IBM filed a motion to confine our claims to, and strike allegations in excess of, the final disclosures.  In this motion, IBM claims that our technology expert reports go beyond the disclosures contained in our December 22, 2005 submission to the court and that those expert reports should be stricken to that extent.  No hearing has been set on that motion and no ruling has been made.  We believe that the motion lacks merit and have filed an opposition to the motion.

Both parties have filed expert reports and expert discovery is under way.

Novell, Inc.

On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a Request for Arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration in France.  Through these proceedings, Novell claims that we granted SuSE the right to use our intellectual property through our participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux.  On May 26, 2006, we filed a response to Novell’s motion to stay, and on June 27, 2006, we responded to Novell’s request for arbitration. On August 21, 2006, the court ordered that the claims relating to the SuSE arbitration should be stayed but the other claims in the case should proceed.

The three-person arbitration panel has been selected for the SuSE arbitration in Switzerland and that process will be commencing in the near future.  We do not yet know the schedule of the proceedings.

ITEM 1A.               RISK FACTORS

Investing in our securities involves a high degree of risk.  In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.

We do not have a history of profitable operations.

Our year ended October 31, 2003 was the first full year we were profitable in our operating history.  Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business.  For the years ended October 31, 2005 and 2004, we incurred net losses applicable to common stockholders of $10,726,000 and $16,227,000, respectively, and for the nine months ended July 31, 2006 we incurred a net loss of $12,855,000.  As of July 31, 2006, our accumulated deficit was $247,797,000.

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

We continue to pursue the SCO Litigation and believe in the merits of our cases.  In our action against IBM, we seek damages for claims generally relating to our allegation that IBM has inappropriately used and distributed our UNIX operating system  (including methods and concepts) and derivative works based on UNIX in connection with IBM’s efforts to promote the Linux operating system.  IBM has responded to our claims and brought counterclaims against us asserting generally that we do not have the right to assert claims based on our ownership of UNIX intellectual property against IBM or others in the Linux market.  Discovery is continuing in the case.  If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations would be materially harmed and we may not be able to continue in business.  The litigation with IBM and others will be costly, and our costs for legal fees and related expenses have been and will continue to be substantial and may exceed our capital resources.  Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.

As a result of the SCO Litigation, participants in the Linux marketplace and others affiliated with IBM or sympathetic to the Linux movement have taken actions attempting to negatively affect our business and our SCOsource efforts.  Linux proponents have taken a broad range of actions against us, including, for example, attempting to influence participants in the markets in which we sell our products to reduce or eliminate the amount of our products and services they purchase from us.  It is likely that similar efforts will continue.  There is a risk that additional participants in our marketplace will view the SCO Litigation in a negative light, and we may lose support from such participants.  Any of the foregoing could adversely affect our position in the marketplace, our results of operations, our stock price and our ability to stay in business.

As a response to our claim that our UNIX operating system and derivative works based on UNIX have inappropriately been included in Linux, Novell has publicly asserted its belief that it owns certain rights in UNIX, and Novell filed 15 copyright applications with the United States Copyright Office related to UNIX.  Novell has claimed to have retained rights related to UNIX source code licenses, including the license with IBM.  Novell asserts it has the right to take action on behalf of SCO in connection with such licenses, including termination rights.  Novell has purported to veto our termination of the IBM, Sequent and SGI licenses.  We have asserted that we obtained the UNIX business, source code, claims and copyrights when we acquired the assets and operations of the server and professional services groups from The Santa Cruz Operation in May 2001, which had previously acquired all such assets and rights from Novell in 1995 pursuant to an asset purchase agreement, as amended.  In January 2004, in response to Novell’s actions, we brought suit against Novell for slander of title seeking relief for Novell’s alleged bad faith effort to interfere with our rights related to UNIX, UNIX derivative works and our UnixWare products.  Novell twice unsuccessfully sought to have the case dismissed.

On July 29, 2005, Novell filed its Answer and Counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, Inc., for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained binary royalty stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement.  On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell, including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX source code.  Novell did not oppose our motion so our Second Amended Complaint has been filed.  On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a Request for Arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration in France.  Through these proceedings, Novell claims that we granted SuSE the right to use our intellectual property through our participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux.  On May 26, 2006, we filed a response to Novell’s motion to stay, and on June 27, 2006, we responded to Novell’s request for arbitration. On August 21, 2006, the court ordered that the claims relating to the SuSE arbitration should be stayed but the other claims in the case should proceed.

Notwithstanding our assertions of full ownership of critical UNIX-related intellectual property rights, as set forth above, including copyrights, and even if we are successful in our legal action against Novell and end users such as AutoZone and DaimlerChrysler, the efforts of Novell and the other Linux proponents described above may cause further damage to our business including our ability to monetize our UNIX assets.  These efforts of Linux proponents also may increase the negative view some participants in our marketplace have regarding our SCO Litigation and may contribute to creating confusion in the marketplace about the validity of our claim that the unauthorized misappropriation of our UNIX product and derivative works based on UNIX into Linux violates our contracts and copyrights.  Increased negative perception and potential confusion about our claims in our marketplace could impede our continued pursuit of the SCO Litigation and negatively impact our business.  For example, we believe that the decline in SCOsource revenue has been, in part, attributable to Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.

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

We initiated the SCOsource licensing effort in the year ended October 31, 2003 to review the status of UNIX licensing and sublicensing agreements.  This effort resulted in the execution of two significant vendor license agreements and generated $25,846,000 in revenue during the year ended October 31, 2003.  During the years ended October 31, 2004, and 2005, our SCOsource licensing revenue declined to only $829,000, and $166,000, respectively, and during the nine months ended July 31, 2006, our SCOsource licensing revenue was $95,000.  Because of the uncertainties related to SCOsource licensing revenue, we are unable to estimate the amount and timing of future SCOsource licensing revenue, if any.  If we do receive revenue from this source, it may be sporadic and fluctuate from quarter to quarter.  Additionally, the success of these initiatives may depend on the strength of our intellectual property rights and contractual claims regarding UNIX, including the strength of our claim that unauthorized UNIX source code and derivative works are prevalent in Linux.

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

On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses.  In the event that we exhaust these funds, we will continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM.  As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could harm our liquidity position.  As of July 31, 2006, we had a total of $13,960,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $1,561,000 of restricted cash to be used to pursue the SCO Litigation.  Since October 31, 2004, we have spent $8,439,000 for expert, consulting and other costs as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation.

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

As of August 31, 2006, we have issued outstanding options to purchase up to approximately 4,843,000 shares of common stock with an average exercise price of $4.11 per share.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Common stock available for resale may depress the market price of our common stock.

We have filed a post-effective amendment to a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by two of our stockholders of up to 923,019 shares of common stock, or 4.4% of our outstanding common stock. The selling stockholders are bound by certain selling limitations which limit the numbers of shares of our common stock that may be sold at one time.  In addition, we have filed a registration statement with the SEC, which has been declared effective, covering the potential resale by some of our stockholders of up to 2,852,449 shares of our common stock, or 13.5% of our outstanding common stock.  The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

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

10.1                           First Amendment to the Letter Agreement dated October 31, 2004 among The SCO Group, Inc., Boies, Schiller & Flexner LLP, Kevin McBride, and Berger Singerman (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on June 8, 2006).

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

Date: September 13, 2006		THE SCO GROUP, INC.

	By:	/s/ Bert B. Young
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

10.1

First Amendment to the Letter Agreement dated October 31, 2004 among The SCO Group, Inc., Boies, Schiller & Flexner LLP, Kevin McBride, and Berger Singerman (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on June 8, 2006).

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