Form 10-K
period 2006-10-31
SCO GROUP INC
filed 2007-01-26
CIK 1102542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-29911
THE SCO GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0662823
(State of incorporation)	(I.R.S. Employer
Identification No.)

355 South 520 West
Lindon, Utah 84042	(801) 765-4999
(Address of principal executive	(Registrant’s telephone
offices, including zip code)	number, including area code)
Securities pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘large accelerated filer and accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated filer ☐       Non-accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $42,410,000 based on the reported last sale price of common stock on April 30, 2006, which was the last business day of the Registrant’s most recently completed second fiscal quarter.
     The number of shares of the Registrant’s common stock outstanding as of January 24, 2007, was 21,230,465.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A in connection with its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
     As used in the Form 10-K, “SCO” and “OpenServer” are trademarks or registered trademarks of our Company in the United States and other countries. “UNIX” and “UnixWare” are registered trademarks of The Open Group in the United States and other countries. All other brand or product names are or may be trademarks of, and are used to identify the products and services of, their respective owners. As used herein, the “Company” or “us,” “we,” “ours,” or similar terms refer to The SCO Group, Inc. and our operating subsidiaries.
Overview
     We own the base UNIX operating system technology and are a provider of UNIX-based products and services. Our core business is to sell and service our UNIX software products to small-to-medium sized businesses and franchisees or branch offices of Fortune 1000 businesses. The products that drive the majority of our UNIX revenue are OpenServer and UnixWare. We intend to continue to develop, market and service our UNIX products and services during the year ending October 31, 2007 while at the same time further developing and marketing our mobility products and services for personal and professional productivity.
     We developed our SCOsource business as part of our ongoing efforts to establish and protect our intellectual property rights, particularly relating to our ownership of the original UNIX source code. This business’ primary objective is to protect and defend our UNIX intellectual property rights. In reviewing our intellectual property rights during the year ended October 31, 2003, we became aware that parts of, or modifications made or relating to, our UNIX source code and derivative works have been included in the Linux operating system without our authorization or appropriate copyright attribution.
UNIX Business
Background
     Our core business focus is to serve the needs of small-to-medium sized businesses and branch offices and franchisees of Fortune 1000 companies, by providing reliable, cost-effective UNIX software technology for distributed, embedded and network-based systems. We also provide a full range of pre- and post-sales technical support for all of our products, primarily focusing on OpenServer and UnixWare. Additionally, we provide UNIX-based technical support services and consulting services.
     Our largest source of revenue for our core UNIX business is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers (collectively, “resellers”). We have employees or contractors in a number of countries that provide support and services to customers and resellers. The other principal channel for selling and marketing our products is through large corporations, which have a large number of branch offices or franchisees. We access these corporations through their information technology or purchasing departments. In addition, we also sell our UNIX products to original equipment manufacturers (“OEMs”).

     The original UNIX operating system, which we own, was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of developing programs. Over the years, the UNIX operating system has been adapted for almost every OEM’s hardware architecture, and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments. We own a broad and deep set of intellectual property rights relating to the UNIX operating system, which we intend to continue to enforce and protect through our SCOsource business.
     UNIX has had a long history of business implementation, and has a large and loyal base of both customers and vendors that provide solutions and applications. On the Intel platform, our OpenServer and UnixWare products represent a low-cost UNIX operating system available for businesses. Our UNIX product offerings allow our customers to take advantage of the reliability of UNIX at a relatively low cost. Today, we continue to focus and generate revenue from small-to-medium business resellers as well as from large corporations, including numerous Fortune 1000 companies. We also have continuing relationships with hardware vendors and have received certifications on many of the industry’s top hardware platforms.
Current Status and Strategy
     Sales of our UNIX-based products and services have been declining over the last several years. This decline in revenue has been primarily attributable to significant competition from alternative operating systems, particularly Linux.
     We anticipate that our OpenServer and UnixWare products will continue to provide a future revenue stream for our UNIX business. However, unless there is a change in the current operating system environment, we expect revenue from these products will continue to decline. Both of these UNIX products have a strong and loyal existing customer base of small-to-medium businesses and enterprise customers and constitute a well-known brand with a reputation for quality and reliability.
     We also have a seasoned, mature sales channel of resellers focused on the small-to-medium sized business market. This channel is a unique asset that should allow us to continue to provide reliable UNIX operating systems for small-to-medium sized business customers.
     For the upcoming fiscal year ending October 31, 2007, we plan to continue to focus our UNIX development resources on our current UNIX products. In addition, we will focus other engineering resources on our mobility products and services for personal and professional productivity. We expect that these mobility products and services will enable easy, secure, real-time mobile access to all kinds of information stored in enterprise and web-based systems without the need for direct connection between end-point devices and those systems.
     Our research and development efforts are described in more detail below in the subsection entitled “Software Engineering and Development.”
Competition
     We face direct competition in the operating system market from Linux operating system providers, other non-UNIX operating system providers and other UNIX-based operating system providers. In the operating system market, some of our competitors include International Business Machines Corporation (“IBM”), Red Hat Inc. (“Red Hat”), Novell Inc. (“Novell”), Microsoft Corporation (“Microsoft”), and Sun Microsystems (“Sun”). Operating systems, including Linux, are aggressively taking market share away from UNIX and our UNIX revenue has declined over the last several years.
     We believe that we compete favorably with many of our operating system competitors in a number of respects, including product performance, functionality and networking capability.

Notwithstanding these factors, our revenue has declined over the last several years. Many of our competitors are significantly larger than we are and have much greater access to funding, technical expertise, marketing, and research and development. In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining or retaining market share. Additionally, the assertion of our legal rights relating to our UNIX ownership and related copyrights and our other legal actions have resulted in us becoming the focus of a significant amount of negative publicity from various sources that has to some degree, hampered our ability to compete favorably.
     The success of our UNIX business will, in large measure, depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. This trend continued for the year ended October 31, 2006, and we believe that it will continue during the year ending October 31, 2007. If this trend does continue as expected, our competitive position will be adversely impacted and our future revenue from our UNIX business will decline, possibly at an even faster rate than it has declined over the last several years. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”).
     The market for mobility products and services is relatively young, and we believe it is poised for rapid growth. Competition is strong and takes numerous forms, including database vendors who are providing mobile extensions of their current offerings as well as start-up companies and other large corporations who are focusing on custom solutions based on proprietary middleware. We believe that the landscape and competition will change rapidly and that no single company has established firm leadership. The success of our mobility products and services offerings will depend in part, on the level of commitment and resources we are able to devote to these offerings, the partnerships we are able to establish, our ability to attract and retain new customers and partners, and the strength of our mobility offerings.
Products and Services
     OpenServer. OpenServer is our UNIX-based offering targeted at small-to-medium businesses. Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers’ needs and achieve a competitive advantage. OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments. We continue to fully support existing users of OpenServer, keeping the operating system current as well as obtaining certain hardware certifications. The latest release, OpenServer 6, began shipping in June 2005.
     UnixWare. UnixWare is our UNIX-based offering targeted at medium-size businesses and enterprise customers. UnixWare is an advanced deployment platform for industry standard Intel processor systems. UnixWare is a foundation for solutions where proven scalability, reliability and affordability are critical. UnixWare includes enhancements and refinements to the UNIX platform, representing added value for existing UnixWare customers. The latest release of UnixWare, UnixWare 7.1.4, began shipping in May 2004.
     Other Products. In addition to OpenServer and UnixWare, we offer product maintenance and additional UNIX-related products, such as SCOoffice Server, a UNIX-based e-mail and collaboration system and other UNIX system add-ons.
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
     Technical support services include a range of options from single incident e-mail and telephone support to dedicated “enterprise” level support agreements. Customers seeking additional technical support directly from us may enter into service agreements that best suit their needs.
     Other Services. Our other services include software development and programming, migration tools and services and assisting customers with modernizing and integrating legacy applications with web services. We assist our end-user customers and solution providers in planning, creating, implementing and deploying business application solutions.
     Mobility Products and Services. Our new Mobility Server product provides a secure, reliable connection point between handheld devices and corporate infrastructure applications and servers; a HipCheck Service which enables pro-active mobile administration for UNIX and Windows servers; a Shout product which enables users to communicate multimedia messaging to groups of any size via a mobile smart phone or rich media web landing page; and a Shout Postcard product which allows users to send virtual postcards from their smart phone.
Strategic Alliances
     We have business alliances with a number of key global industry partners. These relationships encompass product integration, two-way technology transfers, product certification, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education. The objectives of these partnerships include providing complete hardware and software UNIX solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating awareness for our products. We also have alliances with a number of solution providers who write and develop custom applications to run on UNIX operating systems. Most of our small business customers that cannot afford high-end solutions or an information technology staff rely on one of our channel partners for these services. Maintaining these strategic alliances for the year ending October 31, 2007 will be critical to the success of our UNIX business. We intend to continue to keep relationships with key partners in certain vertical markets such as retail, medical/pharmaceutical, manufacturing and accounting where our UNIX operating systems have an existing presence. Our efforts to maintain or expand industry partnerships may be adversely impacted by issues related to the SCO Litigation.
Sales and Marketing
     Our UNIX sales and marketing and field operations are organized by geographic area: our Americas division and our International division. Each division includes a sales organization, field marketing, pre- and post-sales technical support, and local professional services personnel.
     Americas. The Americas team has field sales and support personnel located around the United States, Latin America and Canada. This region delivered approximately 54% of the total revenue for the year ended October 31, 2006. The sales team is organized into Area Sales Managers (“ASMs”), who each manage a specific geographic area and support our resellers and channel partners as well as service our corporate account customer base, including OEM partners. ASMs have the following specific roles:
•	Channel Sales – ASMs manage our relationships with our resellers and vertical solution providers. Resellers sell numerous solutions to small business customers in their geographic territory. Vertical solution providers provide bundled applications to specific vertical markets, which include retail point-of-sale, manufacturing, accounting and medical/pharmaceutical. Many of our resellers and vertical solution providers purchase operating system platform products directly from us. In order to efficiently support the thousands of smaller resellers and vertical solution providers, we contract with major distributors in a two-tier distribution model.
•	Corporate Sales – ASMs also sell directly to our major corporate accounts with branch offices or franchisees and other large corporations. Typically, these customers have an existing suite of third-party or internally developed applications designed to run on our dependable and scalable OpenServer or UnixWare operating systems. In many cases, our operating system and the applications are then deployed in an identical fashion across branch offices or franchisees.
     International. The International region delivered approximately 46% of the total revenue for the year ended October 31, 2006 and includes EMEA (Europe, the Middle East and Africa) and Asia Pacific. We have resources, employees or contractors in the United Kingdom, Germany, France, Israel, Italy, China, Korea, Netherlands, Eastern Europe, India, Japan, Australia, and Taiwan. The country sales teams perform the same functions as the Americas sales team, including channel sales, corporate account sales and OEM sales. In the International division, particularly in smaller countries, one sales representative will manage both channel and major account sales within that country. The International division also uses local distributors in each location to process all channel orders.
     We consider our indirect sales channel one of our most valuable assets. In addition to the current revenue this channel produces, our reseller partners are valuable for the influence they wield on the purchasing decisions of small and medium businesses. Our resellers are often not only the primary point of contact for their business customers’ purchasing decisions, but are their customers’ outsourced information technology department. The reach of our network of resellers into the small and medium business community is broad as evidenced by our large install base of servers running various versions of our OpenServer and UnixWare operating systems. A key to our future success will be our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers.
     Our marketing efforts support our sales and distribution efforts, promotions and product introductions, and include marketing activities to promote our UNIX and mobile products. Marketing is focused on branding, solutions, advertising, tradeshows, press releases, white papers and marketing literature. In particular, our marketing strategy consists of:
•	branding our UNIX and mobile products through public relations and advertising activities;

•	maintaining an effective partner program to generate brand awareness and promote our UNIX and mobile products; as well as

•	increasing public awareness of our UNIX and mobile products by participating in strategic tradeshows, conferences and technology forums.
     Information regarding financial data by segments, geographic regions and long-lived assets is set forth in Part II, Item 8 of this Form 10-K in Note 13 to the consolidated financial statements.
Software Engineering and Development
     We have taken steps to improve our UNIX software products to maintain system reliability, maintain backward compatibility, increase application support, provide broad hardware support, better integrate widely used internet applications, improve usability, and increase system performance. While we believe that these product enhancements will extend the lives and improve the functionality of our UNIX products, they will not result in significant revenue increases in the short-term due to the long adoption cycle for new operating system purchases and the length of our operating system product sales cycle as well as the competition in our markets.
     We also deploy engineering resources for our mobility products and services for personal and professional productivity, as well as custom services for business, government and consumer users. We expect these mobility products and services will enable easy, secure, real-time mobile access to all kinds of information stored in enterprise and web-based systems without the need for direct connection between end-point devices and those systems.
     Our product development process is modeled to standard, commercial software engineering practices and we apply these practices to ensure consistent product quality. As a result, we are able to offer our platform products to OEM customers in several configurations without significant additional effort. We incurred $8,045,000, $8,337,000 and $10,661,000 in research and development expense during the years ended October 31, 2006, 2005 and 2004, respectively.
SCOsource Business
Background
     We acquired our rights relating to the UNIX (including UnixWare) source code and derivative works and other intellectual property rights when we purchased substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, Inc. in May 2001. The Santa Cruz Operation had previously acquired such UNIX source code and other intellectual property rights from Novell in 1995, which technology was initially developed by AT&T Bell Labs. Through this process, we acquired all UNIX source code, source code license agreements with thousands of UNIX vendors, certain UNIX intellectual property, all claims for violation of the above mentioned UNIX licenses and copyrights and other claims, and the control over UNIX derivative works. The UNIX licenses we obtained have led to the development of several UNIX-based operating systems, including but not limited to our own UnixWare and OpenServer products, IBM’s AIX, Sequent’s DYNIX/Ptx, Sun’s Solaris, SGI’s IRIX and Hewlett-Packard’s HP-UX. These operating systems are all derivatives of the original UNIX source code owned by us.
     The success of our SCOsource business depends on our ability to protect and enforce our rights to proprietary UNIX source code, copyrights and other intellectual property rights. To protect our proprietary rights, we rely primarily on a combination of copyright laws, contractual rights and related claims.
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
Employees
     As of October 31, 2006, we had a total of 142 full-time equivalent employees. Of the total employees, 40 were in product development, 48 in sales and marketing, 17 in services, 7 in customer delivery and manufacturing, 3 in SCOsource and 27 in administration (which includes finance, human resources, executive management and information systems). From time to time, we also engage independent contractors to support our professional services, product development, sales and marketing organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. In general, we believe our relations with our employees are good.

Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-K, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
     Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2006, 2005 and 2004, we incurred net losses applicable to common stockholders of $16,598,000, $10,726,000 and $16,227,000, respectively. As of October 31, 2006, our accumulated deficit was $251,540,000.
     If our revenue from the sale of our UNIX products and services continues to decline, or if we continue to devote significant cash resources to the SCO Litigation, we will need to further reduce operating expenses to generate positive cash flow. During October 2006, we implemented a reduction in force and decreased our ongoing operating expenses in an effort to decrease our total costs. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.
     As of October 31, 2006, we had a total of $7,618,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $5,046,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $9,954,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
We may not prevail in our lawsuits with IBM, Novell and others, which may adversely affect our ability to continue in business.
     We continue to pursue the SCO Litigation and believe in the merits of our cases. With respect to our litigation with IBM, both parties are preparing for summary judgment arguments scheduled for March 2007. IBM has filed 6 motions for summary judgment that, if granted in whole or in substantial part, could resolve our claims in IBM’s favor or substantially reduce our claims. We have filed 3 motions for summary judgment.
     On November 29, 2006, the District Court issued a ruling upholding the June 28, 2006 Magistrate Judge’s ruling that removed over 180 (out of 293) of our technology disclosures from the case. Additionally, on December 21, 2006, the Magistrate Judge signed an order which held that certain items of technology included in our expert reports go beyond the disclosures contained in our December 22, 2005 filing. We have filed objections to that order with the District Court. The result of these recent rulings is that we still have over 100 challenged items from the December 22, 2005 disclosure in the case with IBM.
     With respect to our litigation with Novell, Novell claims it did not sell The Santa Cruz Operation, Inc. the UNIX copyrights and it claims it has the right to waive our claims against UNIX source licensees, such as IBM, Novell has filed a motion for preliminary injunction and a motion for partial summary judgment; we have also filed a cross-motion for partial summary judgment. The Court heard arguments on these motions on January 23, 2007, and as of the date of filing of this Form 10-K, no ruling had been made. If Novell prevails on its motion, some or all of our cash and cash equivalents could be encumbered.
     We can not guarantee whether our claims against IBM or Novell will be heard by a jury. The lawsuits with IBM and Novell will continue to be costly. In the event we are not successful with the IBM or Novell motions, or the continuing litigation requires more cash than expected, our business and operations would be materially harmed.
     If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our business and results of operations would be materially harmed. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or maybe perceived to be, adverse to us.
     We must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM and Novell. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position.
Our claims relating to our UNIX intellectual property may subject us to additional legal proceedings.
     In August 2003, Red Hat brought a lawsuit against us asserting that the Linux operating system does not infringe our UNIX intellectual property rights and seeking a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement. Although this case is currently stayed pending the resolution of our suit against IBM, we intend to vigorously defend this action. However, if Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.
Our Engagement Agreement with the Law Firms representing us in the SCO Litigation requires us to pay for expert, consulting and other costs, which could harm our liquidity position if these costs are higher than anticipated.
     On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”). This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Company and the Law Firms in connection with their representation of the Company in the SCO Litigation.
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of October 31, 2006, we had a total of $7,618,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $5,046,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $9,954,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation.
Developments in the SCO Litigation and fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price.
     Developments in the SCO Litigation and fluctuations in our operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline significantly. Because of the potential for fluctuations in our expenses related to the SCO Litigation in any particular period, you should not rely on comparisons of our results of operations as an indication of future performance.

     Factors that may affect our results include:
•	results of, developments in, or costs of the SCO Litigation as well as adverse publicity regarding our business and the SCO Litigation;

•	changes in business attitudes toward UNIX as a viable operating system compared to other competing systems, especially Linux;

•	the outcome of pending motions for summary judgment and a preliminary injunction motion;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•	the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	the contingency and other costs we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights;

•	changes in attitudes of customers and partners due to the decline in our UNIX business and our position against the inclusion of our UNIX code and derivative works in Linux; and

•	the activities of short sellers.
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
     In the operating system market, our competitors include IBM, Red Hat, Novell, Sun, Microsoft, and other UNIX and Linux distributors. These and other competitors are aggressively pursuing the current UNIX operating system market. Many of these competitors have access to substantially greater resources than we do. The major competitive alternative to our UNIX products is Linux. The expansion of our competitors’ offerings may restrict the overall market available for our UNIX products, including some markets where we have been successful in the past.
     Our future success may depend in part on our ability to continue to meet the increasing needs of our customers by supporting existing and emerging technologies. If we do not have the resources to enhance our products to meet these evolving needs, we may not remain competitive and be able to sustain our business. Additionally, because technological advancement in the UNIX operating system market and alternative operating system markets is progressing at an advanced pace, we will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with these developments, evolving industry standards, changing customer requirements, and keeping current on certifications. Our failure to meet any of these and other competitive pressures may render our existing products and services obsolete, which would have an adverse impact on our revenue and operations.
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
     The decline in our UNIX business may cause industry partners, developers, customers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an increased decline in our UNIX products and services revenue and would adversely impact our results of operations and liquidity.
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
     We have employees or contractors in certain locations in Europe, the Middle East, Latin America, and Asia. These foreign operations are subject to certain inherent risks, including:
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

     In addition, certain of our operating expenses are denominated in local currencies, creating risk of foreign currency translation losses that could reduce our financial results and cash flows. When we generate profits in foreign countries, our effective income tax rate is increased.
     During the three months ended April 30, 2004, our Indian office was assessed withholding taxes by the Government of India Income Tax Department. The Tax Department assessed a 15% withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax Department and believe that revenue from our packaged software does not qualify for royalty treatment and therefore would not be subject to withholding tax. However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts. Because of our international operations, we may be subject to additional withholding or other taxes from other international jurisdictions.
If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.
     We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During October 2006 we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our President and Chief Executive Officer.
We could lose our listing on the Nasdaq Capital Market if our stock price falls below $1.00 for 30 consecutive business days, and the loss of the listing would make our stock significantly less liquid and would affect its value.
     Our common stock is listed on the Nasdaq Capital Market and had a closing price of $1.04 at the close of the market on January 24, 2007. If the price of our common stock falls below $1.00 and for 30 consecutive business days remains below $1.00, we will receive a deficiency notice from NASDAQ advising us that we have been afforded a 180-calendar day compliance period. If our stock fails to maintain a minimum bid price of $1.00 for 10 consecutive business days during a 180-day compliance period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market, and, under certain circumstances, even if our stock maintains a minimum bid price of $1.00 for 10 consecutive business days, we may receive a delisting notice from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Capital Market. Accordingly, our stock would be less liquid than it would otherwise be, and the value of our stock could decrease.
Our stock price is volatile.
     The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods. We believe that changes in our stock price are affected by the factors mentioned above under the caption entitled “Fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price” as well as from changing public perceptions concerning the strength of the SCO Litigation and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

There are risks associated with the potential exercise of our outstanding options.
     As of December 31, 2006, we have issued outstanding options to purchase up to approximately 5,499,000 shares of common stock with an average exercise price of $3.83 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
Common stock available for resale may depress the market price of our common stock.
     We have filed a post-effective amendment to a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by two of our stockholders of up to 923,019 shares of common stock, or 4.3% of our outstanding common stock. The selling stockholders are bound by certain selling limitations, which limit the numbers of shares of our common stock that may be sold at one time. In addition, we have filed a registration statement with the SEC, which has been declared effective, covering the potential resale by some of our stockholders of up to 2,852,449 shares of our common stock, or 13.4% of our outstanding common stock. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.
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
     Not applicable.

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
Item 3. Legal Proceedings
IBM Corporation
     On or about March 6, 2003, we filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action we claim that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. “Sequent” licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system. Our complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. We are seeking damages in an amount to be proven at trial and seeking injunctive relief.
     On or about March 6, 2003, we notified IBM that IBM was not in compliance with our UNIX source code license agreement and on or about June 13, 2003, we delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, we sent a similar notice terminating the Sequent source code license. IBM disputes our right to terminate those licenses. In the event our termination of those licenses is valid we believe IBM is exposed to substantial damages and injunctive relief based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent us a notice purporting to waive our claims against IBM regarding its license breaches. We do not believe that Novell had the right to take any such action relative to our UNIX source code rights.
     On February 27, 2004, we filed a second amended complaint which alleges 9 causes of action that are similar to those set forth above, adds a new claim for copyright infringement, and removes the claim for misappropriation of trade secrets. IBM filed an answer and 14 counterclaims. Among other things, IBM has asserted that we do not have the right to terminate IBM’s UNIX license and IBM has claimed that we have breached the GNU General Public License and have infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights. On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.

     On December 22, 2005, we filed a voluminous report detailing IBM’s misuse of our proprietary material. Our December 2005 report includes 293 total disclosures which we claim violate our contractual rights and copyrights. These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.
     On February 13, 2006, IBM filed a motion with the court seeking to limit our claims as set forth in the December 2005 report. IBM argued that of the 293 items we had identified, 201 did not meet the level of specificity required by the court. IBM requested that we be limited to 93 items set forth in the December 2005 filing which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of our technology disclosures from the case. This ruling is a limitation of the number of technology disclosures we challenged in our December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, we filed objections to the Magistrate Judge’s order with the District Court; those objections challenge the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling sustaining in full the Magistrate Judge’s ruling of June 28, 2006.
     On June 8, 2006, IBM filed a motion to confine our claims to, and strike allegations in excess of, the final disclosures. In this motion, IBM claims that our technology expert reports go beyond the disclosures contained in our December 2005 submission to the Court and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. We have filed objections to that order with the District Court.
     Both parties have filed expert reports and substantially finished expert discovery. IBM has filed 6 motions for summary judgment that, if granted in whole or in substantial part, could resolve our claims in IBM’s favor or substantially reduce our claims. We have filed 3 motions for summary judgment. The summary judgment motions are set to be heard by the Court in March 2007 and a trial date has been postponed until sometime after September 2007.
Novell, Inc.
     On January 20, 2004, we filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with our ownership of copyrights related to our UNIX source code and derivative works and our UnixWare product. The case is pending in the United States District Court for the District of Utah under the caption, The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139. In the lawsuit, we requested preliminary and permanent injunctive relief as well as damages. Through these claims, we seek to require Novell to assign to us all copyrights that we believe Novell has wrongfully registered, to prevent Novell from claiming any ownership interest in those copyrights, and to require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.
     Novell filed two motions to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law. The court denied both of Novell’s motions to dismiss. On July 29, 2005, Novell filed its answer and counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained binary royalty stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX code. Novell consented to our filing of these additional claims.
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration in France. Through these proceedings, Novell claims that we granted SuSE the right to use our intellectual property through our participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims relating to the SuSE arbitration should be stayed but the other portions of claims in the case should proceed. Trial for the remaining matters has been set for September 2007.
     The three-person arbitration panel has been selected for the SuSE arbitration in Switzerland, and that process has commenced. The arbitration has been set for December 2007. The proceedings in early 2007 will determine the scope of the arbitration.
     In September 2006, Novell filed an Amended Counterclaim asserting 9 claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue we collected from Sun and Microsoft in 2003. Novell has moved for a preliminary injunction and partial summary judgment. We have opposed these filings and filed a cross-motion for partial summary judgment. Those motions were argued on January 23, 2007, before the District Court and as of the date of filing of this Form 10-K, no ruling had been made. If Novell prevails on these motions, some or all of our cash and cash equivalents could be encumbered.
IPO Class Action Matter
     We are an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during our initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. Class standing was certified for all of these cases by the district court.
     The plaintiffs, the issuers and the insurance companies negotiated and executed an agreement to settle the dispute between the plaintiffs and the issuers. While the settlement agreement was awaiting approval by the district court, the court of appeals overturned the class certification on December 5, 2006. It is unlikely a settlement of a class action can remain effective as the class is de-certified. If the decision by the court of appeals is not reversed, we do not believe the settlement will stand, and it is possible the lawsuit may fragment into individual actions. At this time, we do not know and cannot determine the legal or procedural results of such an action. If the de-certification is reversed, and if thereafter the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to us and our directors. If the settlement agreement is not approved by the court, the matter will continue unless another settlement agreement is reached.
     We have notified our underwriters and insurance companies of the existence of the claims. Management presently believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by us.
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
Other Matters
     In April 2003, a former Indian distributor filed a claim in India, requesting summary judgment for payment of approximately $1,428,000, and an order that we trade in India only through the distributor and/or give a security deposit until the claim is paid. The distributor claims that we are responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that we are responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets. These requests for interim relief have failed in the court, and discovery has commenced and hearings on the main claims have been held and are ongoing. We intend to vigorously defend this action.
     Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses will be substantial.
     We are party to certain other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on our results of operation, financial position or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the three months ended October 31, 2006.
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

	SCO Common Stock
	High	Low
Year Ended October 31, 2006
Quarter ended January 31, 2006	$4.16	$3.69
Quarter ended April 30, 2006	5.07	4.03
Quarter ended July 31, 2006	4.74	2.25
Quarter ended October 31, 2006	2.89	1.66

Year Ended October 31, 2005
Quarter ended January 31, 2005	$4.99	$2.85
Quarter ended April 30, 2005	4.60	3.42
Quarter ended July 31, 2005	4.22	3.50
Quarter ended October 31, 2005	4.93	3.75

     On January 24, 2007, the closing sales price for our common stock as reported by The Nasdaq Capital Market was $1.04. As of January 19, 2007, there were 386 holders of common stock of record.
Dividend Policy
     We have not historically declared or paid any cash dividends on shares of our common stock and plan to retain our future earnings, if any, to fund the development and growth of our business.
Issuer Purchases of Equity Securities
     During the three months ended October 31, 2006, we did not purchase any of our equity securities.
Item 6. Selected Financial Data
     The following selected financial data set forth below should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 of this Form 10-K. The selected statement of operations data for the years ended October 31, 2006, 2005 and 2004 and the selected balance sheet data as of October 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes in this Form 10-K.
     The selected statement of operations data for the years ended October 31, 2003 and 2002 and the selected balance sheet data as of October 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$29,239,000	$36,004,000	$42,809,000	$79,254,000	$64,241,000
Gross margin	$12,036,000	$17,691,000	$15,711,000	$59,332,000	$45,925,000
Income (loss) from operations	$(17,357,000)	$(11,899,000)	$(28,573,000)	$3,436,000	$(24,176,000)
Net income available (loss applicable) to common stockholders	$(16,598,000)	$(10,726,000)	$(16,227,000)	$5,304,000	$(24,877,000)
Basic net income (loss) per common share	$(0.80)	$(0.60)	$(1.07)	$0.43	$(1.93)
Diluted net income (loss) per common share	$(0.80)	$(0.60)	$(1.07)	$0.34	$(1.93)
Weighted average basic common shares	20,802,000	17,924,000	15,155,000	12,261,000	12,893,000
Weighted averaged diluted common shares	20,802,000	17,924,000	15,155,000	15,679,000	12,893,000

	As of October 31,
	2006	2005	2004	2003	2002
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,369,000	$4,272,000	$12,693,000	$64,428,000	$6,589,000
Working capital (deficit)	7,144,000	8,669,000	15,413,000	37,168,000	(6,332,000)
Total assets	23,409,000	28,948,000	55,400,000	94,952,000	37,406,000
Long-term liabilities	192,000	338,000	343,000	508,000	1,625,000
Redeemable preferred stock	—	—	—	29,671,000	—
Common stock subject to rescission	—	1,018,000	528,000	—	—
Total stockholders’ equity	8,082,000	11,337,000	21,702,000	19,516,000	8,177,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal year ended October 31, 2006. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
     We access these corporations through their information technology or purchasing departments with our Area Sales Managers (“ASMs”) in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”). Our sales of UNIX products and services during the last several years have been primarily to existing UNIX customers and not newly acquired customers. Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.
     The following table and footnote shows the operating results of the UNIX business for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004

Revenue	$29,123,000	$35,838,000	$41,980,000
Cost of revenue	4,896,000	5,466,000	7,355,000

Gross margin	24,227,000	30,372,000	34,625,000

Sales and marketing	12,048,000	11,680,000	15,881,000
Research and development	7,666,000	7,948,000	10,175,000
General and administrative	6,669,000	6,604,000	8,180,000
Other (1)	2,371,000	2,372,000	8,089,000

Total operating expenses	28,754,000	28,604,000	42,325,000

Income (loss) from operations	$(4,527,000)	$1,768,000	$(7,700,000)

(1)	For the year ended October 31, 2006, other costs consist of $2,371,000 of amortization of intangibles. For the year ended October 31, 2005, other costs consist of $2,372,000 of amortization of intangibles. For the year ended October 31, 2004, other costs consist of $3,168,000 of severance and exit costs, $2,566,000 of amortization of intangibles, and $2,355,000 of losses on disposition and impairment of long-lived assets.

     Revenue from our UNIX business decreased by $6,715,000, or 19%, for the year ended October 31, 2006 compared to the year ended October 31, 2005, and decreased by $6,142,000, or 15%, for the year ended October 31, 2005 compared to the year ended October 31, 2004. The revenue from our UNIX business has been declining over the last several years primarily as a result of continued competition from alternative operating systems, particularly Linux. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business revenue because users of Linux generally do not pay for the operating system itself, but for services and maintenance.
     Operating costs for our UNIX business decreased from $42,325,000 for the year ended October 31, 2004 to $28,604,000 for the year ended October 31, 2005, and were $28,754,000 for the year ended October 31, 2006. The cost reductions from the year ended October 31, 2005 compared to the year ended October 31, 2004 were primarily attributable to reduced headcount and consolidation of certain facilities. The slight reduction in costs for the year ended October 31, 2006 compared to the year ended October 31, 2005 was primarily attributable to lower personnel and related costs offset by stock-based compensation.
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
     In an effort to protect and defend our UNIX intellectual property, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property and expect that costs and expenses for this business for the year ending October 31, 2007 will be material.
     The following table shows the results of operations for the SCOsource business for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004

Revenue	$116,000	$166,000	$829,000
Cost of revenue	12,307,000	12,847,000	19,743,000

Gross margin (deficit)	(12,191,000)	(12,681,000)	(18,914,000)

Sales and marketing	1,000	154,000	1,232,000
Research and development	379,000	389,000	486,000
General and administrative	259,000	443,000	241,000

Total operating expenses	639,000	986,000	1,959,000

Loss from operations	$(12,830,000)	$(13,667,000)	$(20,873,000)

     Revenue from our SCOsource business decreased from $829,000 for the year ended October 31, 2004 to $166,000 for the year ended October 31, 2005, and decreased to $116,000 for the year ended October 31, 2006. Revenue for the years ended October 31, 2006, 2005 and 2004 was primarily attributable to sales of our SCOsource IP agreements.

     Cost of revenue from the SCOsource business was $19,743,000 for the year ended October 31, 2004, $12,847,000 for the year ended October 31, 2005 and $12,307,000 for the year ended October 31, 2006. Cost of revenue was primarily attributable to legal fees and other costs and expenses incurred in connection with the SCO Litigation. During the year ended October 31, 2006, we made the final payment to the law firms of Boies, Schiller & Flexner LLP, Berger Singerman, and Kevin McBride (the “Law Firms”) for legal fees, but are continuing to pay for the costs of experts, consultants and other costs of the SCO Litigation. In addition to the expenses incurred above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
     The decrease in operating expenses was primarily attributable to decreased personnel and related costs.
     Because of the uncertainties related to our SCOsource business, the success of the SCOsource business depends on the strength of our intellectual property rights and claims regarding UNIX, including our claims against Novell and the strength of our claim that unauthorized UNIX source code and derivative works are contained in Linux.
Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We believe the following to be our critical accounting estimates because they are important to the portrayal of our financial condition and results and they are based on matters that are inherently uncertain.
     Our critical accounting policies and estimates include the following:
•	Revenue recognition;

•	Deferred income taxes and related valuation allowances;

•	Litigation reserves;

•	Impairment of property and equipment; and

•	Allowances for doubtful accounts.
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
     The majority of our revenue transactions relate to product-only sales. On occasion, we have revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services). For software agreements that have multiple elements, we allocate revenue to each component of the contract based on the relative fair value of the elements. The fair value of each element is based on vendor specific objective evidence (”VSOE”). VSOE is established when such elements are sold separately. We recognize revenue when the criteria for product revenue recognition set forth above have been met. If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.
     We recognize product revenue from OEMs when the software is sold by the OEM to an end-user customer. Revenue from technical support services and consulting services is recognized as the related services are performed. Revenue for maintenance is recognized ratably over the maintenance period.
     We consider an arrangement with payment terms longer than our normal business practice not to be fixed or determinable and revenue is recognized when the fee becomes due. We typically provide stock rotation rights for sales made through our distribution channel and sales to distributors are recognized upon shipment by the distributor to end users. For direct sales not through our distribution channel, sales are typically non-refundable and non-cancelable. We estimate our product returns based on historical experience and maintain an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.
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
     Deferred Income Tax Assets and Related Valuation Allowance. The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We have provided a valuation allowance of $76,385,000 against our entire net deferred income tax assets as of October 31, 2006. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.
     Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this annual report on Form 10-K. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM and Novell counterclaims is neither probable nor estimable. Because these matters are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters as neither probable nor estimable changes in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations, financial position and liquidity.
     Impairment of Property and Equipment. We review our long-lived assets for impairment at each balance sheet date and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.
     Write-downs of long-lived assets may be necessary if the future fair value of these assets is less than the carrying value. If the operating trends for our UNIX or SCOsource businesses continue to decline, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectibility. Our policies for determining allowances for doubtful accounts have been applied consistently. Our allowance for doubtful accounts receivable was $106,000 as of October 31, 2006. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
     The following table presents our consolidated results of operations for the years ended October 31, 2006, 2005 and 2004:

	Years Ended October 31,
	2006	2005	2004
Statement of Operations Data:

Revenue:
Products	$24,063,000	$30,190,000	$35,352,000
SCOsource licensing	116,000	166,000	829,000
Services	5,060,000	5,648,000	6,628,000

Total revenue	29,239,000	36,004,000	42,809,000

Cost of revenue:
Products	2,064,000	2,544,000	3,221,000
SCOsource licensing	12,307,000	12,847,000	19,743,000
Services	2,832,000	2,922,000	4,134,000

Total cost of revenue	17,203,000	18,313,000	27,098,000

Gross margin	12,036,000	17,691,000	15,711,000

Operating expenses:
Sales and marketing	12,049,000	11,834,000	17,113,000
Research and development	8,045,000	8,337,000	10,661,000
General and administrative	6,928,000	7,047,000	8,421,000
Amortization of intangibles	2,371,000	2,372,000	2,566,000
Severance and exit costs	—	—	3,168,000
Loss on disposition and impairment of long-lived assets	—	—	2,355,000

Total operating expenses	29,393,000	29,590,000	44,284,000

Loss from operations	(17,357,000)	(11,899,000)	(28,573,000)

Equity in income of affiliate	91,000	47,000	111,000
Other income, net	759,000	1,399,000	6,507,000
Provision for income taxes	(91,000)	(273,000)	(1,395,000)

Net loss	(16,598,000)	(10,726,000)	(23,350,000)
Contributions from redeemable convertible preferred stock	—	—	7,123,000

Net loss applicable to common stockholders	$(16,598,000)	$(10,726,000)	$(16,227,000)

Years Ended October 31, 2006, 2005 and 2004
Revenue

	2006	Change	2005	Change	2004
Revenue	$29,239,000	(19)%	$36,004,000	(16)%	$42,809,000
     Revenue for the year ended October 31, 2006 decreased by $6,765,000, or 19%, from the year ended October 31, 2005 and revenue for the year ended October 31, 2005 decreased by $6,805,000, or 16%, from the year ended October 31, 2004. These decreases were primarily attributable to a decrease in UNIX products and services revenue as a result of continued competition from other operating systems, primarily Linux.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	2006	Change	2005	Change	2004
UNIX revenue	$29,123,000	(19)%	$35,838,000	(15)%	$41,980,000
Percent of total revenue	100%		100%		98%

SCOsource revenue	116,000	(30)%	166,000	(80)%	829,000
Percent of total revenue	0%		0%		2%
     The decrease in revenue in the UNIX business of $6,715,000 for the year ended October 31, 2006 compared to the year ended October 31, 2005 and the decrease in revenue of $6,142,000 for the year ended October 31, 2005 compared to the year ended October 31, 2004 was primarily attributable to continued competition from other operating systems, particularly Linux. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenue because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2007 our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2006 as a result of this continued competition.
     SCOsource revenue decreased by $50,000 for the year ended October 31, 2006 compared to the year ended October 31, 2005 and decreased by $663,000 for the year ended October 31, 2005 compared to the year ended October 31, 2004. This decrease was primarily attributable to lower sales of IP agreements.
     Sales of our UNIX products and services during the years ended October 31, 2006, 2005 and 2004 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (1) we are not successful with our existing customers, (2) we lose the support of any of our existing hardware and software vendors, or (3) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	2006	Change	2005	Change	2004
Products revenue	$24,063,000	(20)%	$30,190,000	(15)%	$35,352,000
Percent of total revenue	82%		84%		83%
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
     The decrease in products revenue of $6,127,000 from the year ended October 31, 2005 to the year ended October 31, 2006 and the decrease of $5,162,000 from the year ended October 31, 2004 to the year ended October 31, 2005 was primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux. We believe that this competition from Linux will continue for the year ending October 31, 2007 and future periods.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	2006	Change	2005	Change	2004
OpenServer revenue	$14,098,000	(16)%	$16,720,000	(9)%	$18,467,000
Percent of products revenue	59%		55%		52%

UnixWare revenue	7,521,000	(16)%	8,979,000	(19)%	11,125,000
Percent of products revenue	31%		30%		32%

Other products revenue	2,444,000	(46)%	4,491,000	(22)%	5,760,000
Percent of products revenue	10%		15%		16%
     The decreases in revenue for OpenServer and UnixWare and other products are all primarily the result of continued competition, particularly from Linux operating system providers. The decrease in other products revenue is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance, which is sold separately from the product.
SCOsource Licensing Revenue

	2006	Change	2005	Change	2004
SCOsource licensing revenue	$116,000	(30)%	$166,000	(80)%	$829,000
Percent of total revenue	0%		0%		2%
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource licensing revenue was $116,000 for the year ended October 31, 2006, $166,000 for the year ended October 31, 2005 and $829,000 for the year ended October 31, 2004. The SCOsource revenue for the years ended October 31, 2006, 2005 and 2004 was primarily attributable to SCOsource IP agreements. We believe and assert that our minimal SCOsource revenue for the years ended October 31, 2006, 2005 and 2004 was, in part, attributable to Novell’s claim of UNIX copyright ownership, which may have caused potential customers to delay or forego licensing until an outcome in this legal matter has been reached.
     We are unable to predict the amount and timing of future SCOsource licensing revenue.
Services Revenue

	2006	Change	2005	Change	2004
Services revenue	$5,060,000	(10)%	$5,648,000	(15)%	$6,628,000
Percent of total revenue	18%		16%		15%
     Services revenue consists primarily of annual and incident technical support fees, engineering services fees, professional services and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $588,000, or 10%, from the year ended October 31, 2005 to the year ended October 31, 2006 and the decrease of $980,000, or 15%, from the year ended October 31, 2004 to the year ended October 31, 2005 was primarily attributable to a decrease in products revenue, decreased professional services revenue and fewer renewals of support and engineering services contracts.
     The majority of our support and professional services revenue is derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenue

	2006	Change	2005	Change	2004
Cost of products revenue	$2,064,000	(19)%	$2,544,000	(21)%	$3,221,000
Percentage of products revenue	9%		8%		9%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $480,000, or 19%, from the year ended October 31, 2005 to the year ended October 31, 2006 and decreased by $677,000, or 21%, from the year ended October 31, 2004 to the year ended October 31, 2005. This decrease in cost of products revenue was primarily attributable to lower products revenue, as margins did not vary significantly.
     For the year ending October 31, 2007, we expect the dollar amount of our cost of products revenue to be less than the year ended October 31, 2006 and, as a percentage of products revenue, to be consistent with the percentage achieved during the year ended October 31, 2006.
Cost of SCOsource Licensing Revenue

	2006	Change	2005	Change	2004
Cost of SCOsource licensing revenue	$12,307,000	(4)%	$12,847,000	(35)%	$19,743,000
     Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource licensing revenue decreased by $540,000, or 4%, from the year ended October 31, 2005 to the year ended October 31, 2006 and was primarily attributable to decreased legal fees paid to the Law Firms offset, in part, by increases in costs and expenses for experts, consultants and other costs of the SCO Litigation. Cost of SCOsource licensing revenue decreased by $6,896,000, or 35%, from the year ended October 31, 2004 to the year ended October 31, 2005 and was primarily attributable to decreased fees paid to the Law Firms as a result of an amendment to cap the total future legal fees to be paid to the Law Firms. In addition to the expenses discussed above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
     We anticipate that the dollar amount of our cost of SCOsource licensing revenue for the year ending October 31, 2007 will be lower than the year ended October 31, 2006. However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our company, which could cause the cost of SCOsource licensing revenue for the year ending October 31, 2007 to be higher than the year ended October 31, 2006.

Cost of Services Revenue

	2006	Change	2005	Change	2004
Cost of services revenue	$2,832,000	(3)%	$2,922,000	(29)%	$4,134,000
Percentage of services revenue	56%		52%		62%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $90,000, or 3%, from the year ended October 31, 2005 to the year ended October 31, 2006 and decreased by $1,212,000, or 29%, from the year ended October 31, 2004 to the year ended October 31, 2005 and was primarily attributable to reduced employee and employee-related costs.
     For the year ending October 31, 2007, we expect the dollar amount of our cost of services revenue to be less than that incurred for the year ended October 31, 2006 and that cost of services revenue as a percentage of services revenue will be lower than that generated for the year ended October 31, 2006.
Sales and Marketing

	2006	Change	2005	Change	2004
Sales and marketing expense	$12,049,000	2%	$11,834,000	(31)%	$17,113,000
Percentage of total revenue	41%		33%		40%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The increase in sales and marketing expense of $215,000, or 2%, from the year ended October 31, 2006 compared to the year ended October 31, 2005 was primarily attributable to an increase in spending related to the release and marketing of our mobile services product offerings and from stock-based compensation. The decrease of $5,279,000, or 31%, from the year ended October 31, 2004 to the year ended October 31, 2005 was primarily attributable to reductions in sales and marketing employees, reduced travel expenses, less commissions and lower advertising costs. Included in sales and marketing expenses for the years ended October 31, 2006, 2005 and 2004, was $371,000, $14,000 and $75,000, respectively, for stock-based compensation.
     For the year ending October 31, 2007, we anticipate that the dollar amount of sales and marketing expense will decrease from the year ended October 31, 2006.
Research and Development

	2006	Change	2005	Change	2004
Research and development expense	$8,045,000	(4)%	$8,337,000	(22)%	$10,661,000
Percentage of total revenue	28%		23%		25%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $292,000, or 4%, from the year ended October 31, 2005 to the year ended October 31, 2006 and this decrease was primarily attributable to decreased personnel and personnel-related costs offset, in part, by an increase in stock-based compensation. Research and development expenses decreased by $2,324,000, or 22%, from the year ended October 31, 2004 to the year ended October 31, 2005 and this decrease was primarily attributable to decreased personnel and personnel-related costs. During the years ended October 31, 2005 and 2004, our engineering efforts were primarily focused on the release of UnixWare 7.1.4 and on the release of OpenServer 6; both significant releases of our two primary operating system products. These development efforts required us to maintain our research and development infrastructure, which limited our ability to cut costs in this area as significantly as we have done in other areas. Included in research and development expenses for the years ended October 31, 2006, 2005 and 2004, was $140,000, $8,000 and $49,000, respectively, for stock-based compensation.
     For the year ending October 31, 2007, we anticipate that the dollar amount of research and development expenses will decrease from the year ended October 31, 2006.
General and Administrative

	2006	Change	2005	Change	2004
General and administrative expense	$6,928,000	(2)%	$7,047,000	(16)%	$8,421,000
Percentage of total revenue	24%		20%		20%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting services and corporate allocations. General and administrative expenses decreased by $119,000, or 2%, from the year ended October 31, 2005 to the year ended October 31, 2006 and this decrease was primarily attributable to decreased personnel and personnel-related costs as well as from decreased accounting and legal fees, offset, in part, by an increase in stock-based compensation. General and administrative expenses decreased by $1,374,000, or 16%, from the year ended October 31, 2004 to the year ended October 31, 2005 and this decrease was primarily attributable to lower personnel and related costs offset, in part, by increased legal and accounting costs related to the restatement of our quarterly financial statements in April 2005. Included in general and administrative expenses for the years ended October 31, 2006, 2005, and 2004, was $974,000, $0, and $795,000, respectively, for stock-based compensation.
     For the year ending October 31, 2007, we anticipate that the dollar amount of general and administrative expenses will decrease from the year ended October 31, 2006.
Amortization of Intangibles

	2006	Change	2005	Change	2004
Amortization of intangibles	$2,371,000	0%	$2,372,000	(8)%	$2,566,000
Percentage of total revenue	8%		7%		6%
     During the years ended October 31, 2006, 2005 and 2004, we recorded $2,371,000, $2,372,000 and $2,566,000, respectively, for the amortization of intangible assets with finite lives. The decrease of $194,000, or 8%, from the year ended October 31, 2005 compared to the year ended October 31, 2004 was primarily attributable to reduced amortization expense recorded on certain assets acquired from Vultus in June 2003 that were written off during the year ended October 31, 2004. As of October 31, 2006, all intangible assets had been fully amortized.
Equity in Income of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of October 31, 2006, the carrying value of our investment of $389,000 was for our 30% ownership in a Chinese company.
     During the years ended October 31, 2006, 2005 and 2004, we recorded $91,000, $47,000 and $111,000, respectively, representing our portion of the net income in this entity.

Other Income, net
     Other income, net, consisted of the following components for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004
Interest income	$720,000	$377,000	$905,000
Change in fair value of derivative	—	—	5,924,000
Other income (expense), net	39,000	1,022,000	(322,000)

Total other income, net	$759,000	$1,399,000	$6,507,000

     Interest income increased by $343,000 for the year ended October 31, 2006 from the year ended October 31, 2005 and was primarily attributable to higher cash and available-for-sale securities balances and higher rates earned on these balances. Interest income decreased by $528,000 from the year ended October 31, 2004 to the year ended October 31, 2005 and was primarily attributable to the decrease in our cash and available-for-sale securities balances.
     The income recorded on the change in fair value of derivative for the years ended October 31, 2004 related to the decrease in fair value of this instrument and marking it to market at each balance sheet date. The derivative financial instrument was settled during the three months ended April 30, 2004.
     The increase in other income, net, from the year ended October 31, 2004 to the year ended October 31, 2005, as well as the decrease from the year ended October 31, 2005 as compared to the year ended October 31, 2006 was primarily attributable to two items: 1) the collection of a note receivable from Vintela, Inc. (“Vintela”) as described in more detail in Note 10 to our financial statements, which note receivable was originally received in April 2003, but because we received the note receivable in exchange for the transfer of certain software to a related party and there was substantial doubt concerning the ability of Vintela to repay the note, no gain was recognized until the three months ended January 31, 2005 when we received payment; and 2) the sale of shares we held in Troll Tech AS (“Troll Tech”) as described in more detail in Note 4 to our financial statements. The Troll Tech shares had been written off in the year ended October 31, 2001, but because they were sold during the year ended October 31, 2005, we recorded income for the proceeds received.
Provision for Income Taxes
     The provision for income taxes for the years ended October 31, 2006, 2005 and 2004 was $91,000, $273,000 and $1,395,000, respectively. The decrease in the provision for income taxes for the year ended October 31, 2006 compared to the year ended October 31, 2005 was primarily attributable to the receipt of a tax refund by our subsidiary. The decrease in the provision for income taxes of $1,122,000 from the year ended October 31, 2004 to the year ended October 31, 2005 was primarily attributable to an accrual for withholding taxes of approximately $710,000 made in the year ended October 31, 2004 in connection with our operations in India. Other than the accrual previously mentioned, our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
     As of October 31, 2006, we had net operating loss carry-forwards for U.S. federal and state income tax reporting purposes of approximately $162,112,000 that expire at various dates between 2020 and 2026. The Internal Revenue Code contains provisions under Section 382 which limit our ability to utilize net operating losses in the event that we have experienced a more than 50% change in ownership over a 3-year period. Current estimates prepared by us indicate that due to ownership changes which have occurred, approximately $130,736,000 of the net operating losses are currently subject to an annual limitation of $3,041,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss carry-forwards expire between 2020 and 2026, allowing us to utilize approximately $60,820,000 of the limited net operating loss carry-forwards over a 20-year period. The balance of the net operating loss carry-forwards of approximately $31,376,000 is not currently subject to a limitation, but if ownership changes occur in the future, this amount may be subject to additional limitations under Section 382.
     We had net deferred income tax assets, including net operating loss carry-forwards and other temporary differences between book and tax deductions, totaling approximately $76,385,000 as of October 31, 2006. A valuation allowance in the amount of $76,385,000 has been recorded as of October 31, 2006 as a result of uncertainties regarding the ultimate realizability of any of the net deferred income tax assets.
Contributions From Redeemable Convertible Preferred Stock
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
     The following table details the components of the dividends for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004

Accrual of dividends on preferred stock	$—	$—	$(2,047,000)
Exchange of Series A shares for Series A-1 shares	—	—	(6,305,000)
Repurchase of Series A-1 shares from BayStar	—	—	15,475,000

Total	$—	$—	$7,123,000

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

     The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2006	2006	2006	2006
	(unaudited)
Revenue	$7,343,000	$7,126,000	$7,421,000	$7,349,000
Gross margin	2,112,000	2,158,000	3,962,000	3,804,000
Loss from operations	(4,631,000)	(4,896,000)	(3,600,000)	(4,230,000)
Net loss applicable to common stockholders	(4,581,000)	(4,694,000)	(3,580,000)	(3,743,000)
Basic and diluted net loss per common share	$(0.23)	$(0.22)	$(0.17)	$(0.18)
Weighted average basic and diluted common shares	20,062,000	20,994,000	21,063,000	21,094,000

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2005	2005	2005	2005
	(unaudited)
Revenue	$8,865,000	$9,258,000	$9,353,000	$8,528,000
Gross margin	3,979,000	5,060,000	4,873,000	3,779,000
Loss from operations	(3,409,000)	(2,656,000)	(2,242,000)	(3,592,000)
Net loss applicable to common stockholders	(2,961,000)	(1,962,000)	(2,372,000)	(3,431,000)
Basic and diluted net loss per common share	$(0.17)	$(0.11)	$(0.13)	$(0.19)
Weighted average basic and diluted common shares	17,751,000	17,913,000	17,993,000	18,038,000
Fluctuations in Quarterly Results
     Factors that may affect quarterly results include:
•	the interest level of solution providers in recommending UNIX business solutions to end users as well as the changing business attitudes toward UNIX as a viable operating system alternative to other competing systems, especially Linux;

•	the contingency fees we may pay to the Law Firms representing us in the SCO Litigation;

•	the level, magnitude and timing of SCOsource license revenue;

•	the amount of legal fees and related expenses incurred in connection with the SCO Litigation;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors; and

•	changes in general economic conditions that could affect capital expenditures in the UNIX market.
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
Liquidity and Capital Resources
     Our cash and cash equivalents balance increased from $4,272,000 as of October 31, 2005 to $5,369,000 as of October 31, 2006. During this same time period, our investment in available-for-sale securities decreased from $6,165,000 to $2,249,000. Total cash and cash equivalents and available-for-sale securities were $7,618,000 as of October 31, 2006. As of October 31, 2006, we also have $8,024,000 classified as restricted cash, of which $5,046,000 is set aside to cover expert and other costs related to our SCO Litigation and $2,978,000 is for royalties payable to Novell for Novell’s retained binary royalty stream. During the year ended October 31, 2006, we expended a significant amount of cash for experts and other costs related to the SCO Litigation.
     We intend to use the cash and cash equivalents and available-for-sale securities as of October 31, 2006 to pursue our SCO Litigation and to run our UNIX business. We believe that based on the combination of our existing cash and cash equivalents and available-for-sale securities as of October 31, 2006, we will have sufficient cash resources to fund our operations for at least the next 12 months.
     Our net cash used in operating activities during the year ended October 31, 2006 was $13,310,000 and was attributable to a net loss of $16,598,000, changes in operating assets and liabilities of $1,440,000, and offset, in part, by non-cash items of $4,728,000. Our working capital decreased from $8,669,000 as of October 31, 2005 to $7,144,000 as of October 31, 2006.
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
     Our investing activities have historically consisted of equipment purchases, investing in strategic partners and the purchase and sale of available-for-sale securities. During the year ended October 31, 2006, cash provided by investing activities was $3,884,000, which was primarily a result of sales, net of purchases, of available-for-sale securities of $3,916,000 and a dividend received from our 30% owned Chinese company of $308,000, offset, in part, by the purchase of property and equipment of $340,000.
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
     Our financing activities provided $10,425,000 of cash during the year ended October 31, 2006 and was comprised of proceeds, net of offering costs, of $9,809,000 from the sale of common stock in a private placement, proceeds of $613,000 received from the sale of common stock through our ESPP and proceeds of $35,000 from the exercise of options to acquire shares of our common stock, offset, in part, by the repurchase of shares of our common stock made in connection with the completion of our rescission offer of $32,000.
     Our financing activities provided $959,000 of cash during the year ended October 31, 2005 and was comprised of proceeds of $720,000 received from the sale of common stock through our ESPP and proceeds of $239,000 from the exercise of options to acquire shares of our common stock.
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
     Our net accounts receivable balance decreased from $6,343,000 as of October 31, 2005 to $5,123,000 as of October 31, 2006, primarily as a result of lower invoicing during the three months ended October 31, 2006 as compared to the three months ended October 31, 2005. The majority of our accounts receivable are current and our allowance for doubtful accounts was $106,000 as of October 31, 2006, which represented approximately 2 percent of our gross accounts receivable balance. This allowance as a percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the years ended October 31, 2006, 2005 and 2004 were not significant.
     As described elsewhere in this Form 10-K, we are continuing to pay for expert, consulting and other expenses relating to our litigation with IBM. These expenses have been material for the years ended October 31, 2006, 2005 and 2004. For the year ending October 31, 2007, we expect that these expenses will decrease, but will continue to be material to our financial statements and cash position.
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
     The Engagement Agreement provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with the SCO Litigation through the end of the current litigation between us and IBM, including any appeals.
Contractual Obligations
     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending October 31, 2008.
     The following table summarizes our contractual operating lease obligations as of October 31, 2006:

		Less than			More than
	Total	1 year	1 – 3 years	3 -5 years	5 years

Operating lease obligations	$1,664,000	$1,395,000	$269,000	$—	$—

     As of October 31, 2006, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.
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
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” under Part I, Item 1A of this Form 10-K. If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for us beginning November 1, 2007. We are currently evaluating the impact that FIN No. 48 will have on our results of operations, financial position or liquidity.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our results of operations, financial position or liquidity.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the over funded or under funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and changes in that funded status to be recognized in comprehensive loss in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the balance sheet. The recognition provisions of SFAS No. 158 are effective for the fiscal year beginning November 1, 2006, while the measurement date provisions are effective for the fiscal year beginning November 1, 2008. The adoption of SFAS No. 158 is not expected to have a material impact on our results of operations, financial position or liquidity.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our results of operations, financial position or liquidity.

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
•	Our intention to continue our UNIX development and marketing efforts while at the same time developing and marketing our mobility products and services;

•	Our belief that the market for mobility products and services is poised for rapid growth;

•	Our belief that the success of our mobility products and services offerings will depend, in part, on the level of commitment and resources we are able to devote to these offerings, the partnerships we are able to establish, our ability to attract and retain new customers and partners, and the strength of our mobility offerings;

•	Our operating strategy to continue to support our existing users of our UNIX operating system products and protect our intellectual property rights;

•	Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream in the year ending October 31, 2007 and our belief that revenue from such products will continue to decline;

•	Our expectation that our sales channel should continue to provide reliable UNIX operating systems for small-to-medium sized business customers;

•	Our expectation that hardware and software vendors, as well as software developers, will continue to turn their certification and application development efforts toward Linux and may elect not to continue to support or certify to our UNIX operating system products;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation and run our UNIX business;

•	Our belief that our cash and cash equivalents and available-for-sale marketable securities will be adequate for us to execute our business strategy as well as to continue to pursue the SCO Litigation and that we have sufficient cash resources to fund our operations for the next 12 months;

•	Our expectation that maintaining our strategic alliances with solution providers during the year ending October 31, 2007 will be critical to the success of our UNIX business;

•	Our intention to keep our relationships with key partners in certain vertical markets;

•	Our belief that our bad debts and our allowance for doubtful accounts receivable will remain consistent with our prior experience;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are contained in Linux;

•	Our expectation that UNIX revenue for the year ending October 31, 2007 will decline from UNIX revenue generated during the year ended October 31, 2006;

•	Our belief that competition from Linux will continue during the year ending October 31, 2007 and future periods;

•	Our expectation that future services revenue will depend, in part, on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our belief that a key to our future success will be our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers;

•	Our expectation that enhancements to our UNIX software products will not result in significant revenue increases in the short-term;

•	Our belief that a movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash and cash equivalents and our available-for-sale securities;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of expert, consulting and other expenses relating to our litigation with IBM will decrease, although it will continue to be material to our financial statements and cash position;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of our cost of products revenue will be lower than the dollar amount of our cost of products revenue generated during the year ended October 31, 2006;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of our cost of SCOsource licensing revenue will be lower than that generated during the year ended October 31, 2006, exclusive of any potential contingent payments;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of our cost of services revenue will be less than the dollar amount of our cost of services revenue incurred for the year ended October 31, 2006;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of our sales and marketing expenses will decrease from that generated during the year ended October 31, 2006;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of our research and development expenses will decrease from that generated during the year ended October 31, 2006;

•	Our expectation for the year ending October 31, 2007 that the dollar amount of our general and administrative expenses will decrease from that generated during the year ended October 31, 2006; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
     We wish to caution readers that our operating results are subject to numerous risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the failure or adverse developments in the SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to maintain our UNIX operating systems and maintain our UNIX business, and the factors set forth in the subsection entitled “Risk Factors” under Part I, item 1A of this Form 10-K. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk. We have foreign offices and operations in Europe and Asia. As a result, a portion of our revenue is derived from sales to customers outside the United States. Our international revenue is primarily denominated in U.S. dollars, Euros and United Kingdom Pounds. Most of the operating expenses related to our foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others. If the U.S. dollar weakens compared to the Euro and other currencies, our operating expenses for foreign operations will be higher when translated back into U.S.

dollars. Our revenue can also be affected by general economic conditions in the United States, Europe and other international markets. Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.
     Interest Rate Risk. The primary objective of our cash management strategy is to invest available funds in a manner that assures safety and liquidity and maximizes yield within such constraints. We believe that a hypothetical movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash and cash equivalents and available-for-sale marketable securities. We do not borrow money for short-term investment purposes.
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of October 31, 2006, we did not hold any cost method investments.
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
     We have audited the consolidated balance sheets of The SCO Group, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended October 31, 2006 and 2005 listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The SCO Group, Inc. and subsidiaries as of October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule for the related years, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/Tanner LC
Salt Lake City, Utah
January 26, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
     The SCO Group, Inc.:
     We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows of The SCO Group, Inc. and subsidiaries for the year ended October 31, 2004. In connection with our audit of these consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The SCO Group, Inc. and subsidiaries for the year ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/KPMG LLP
Salt Lake City, Utah
February 18, 2005
except as to Note 16,
which is as of March 11, 2005

THE SCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,369	$4,272
Restricted cash	8,024	5,690
Available-for-sale marketable securities	2,249	6,165
Accounts receivable, net of allowance for doubtful accounts of $106 and $144, respectively	5,123	6,343
Other	1,514	2,454

Total current assets	22,279	24,924

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,259	2,224
Leasehold improvements	316	345
Furniture and fixtures	78	96

	2,653	2,665
Less accumulated depreciation and amortization	(2,045)	(2,087)

Net property and equipment	608	578

OTHER ASSETS:
Intangibles, net	—	2,707
Other	522	739

Total other assets	522	3,446

Total assets	$23,409	$28,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,338	$2,197
Payable to Novell, Inc.	2,978	2,815
Accrued payroll and benefits	2,507	2,656
Accrued liabilities	3,059	3,118
Deferred revenue	2,994	3,841
Royalties payable	439	406
Income taxes payable	820	1,222

Total current liabilities	15,135	16,255

LONG-TERM LIABILITIES	192	338

COMMITMENTS AND CONTINGENCIES (Note 9)

COMMON STOCK SUBJECT TO RESCISSION (Note 6)	—	1,018

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,391 and 18,331 shares outstanding, respectively	21	18
Additional paid-in capital	260,259	246,985
Common stock held in treasury; 297 and 290 shares outstanding, respectively	(2,446)	(2,414)
Warrants outstanding	856	856
Accumulated other comprehensive income	932	834
Accumulated deficit	(251,540)	(234,942)

Total stockholders’ equity	8,082	11,337

Total liabilities and stockholders’ equity	$23,409	$28,948

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended October 31,
	2006	2005	2004
REVENUE:
Products	$24,063	$30,190	$35,352
SCOsource licensing	116	166	829
Services	5,060	5,648	6,628

Total revenue	29,239	36,004	42,809

COST OF REVENUE:
Products	2,064	2,544	3,221
SCOsource licensing	12,307	12,847	19,743
Services	2,832	2,922	4,134

Total cost of revenue	17,203	18,313	27,098

GROSS MARGIN	12,036	17,691	15,711

OPERATING EXPENSES:
Sales and marketing	12,049	11,834	17,113
Research and development	8,045	8,337	10,661
General and administrative	6,928	7,047	8,421
Amortization of intangibles	2,371	2,372	2,566
Severance and exit costs	—	—	3,168
Loss on disposition and impairment of long-lived assets	—	—	2,355

Total operating expenses	29,393	29,590	44,284

LOSS FROM OPERATIONS	(17,357)	(11,899)	(28,573)

EQUITY IN INCOME OF AFFILIATE	91	47	111

OTHER INCOME (EXPENSE):
Interest income	720	377	905
Change in fair value of derivative	—	—	5,924
Other income (expense), net	39	1,022	(322)

Total other income, net	759	1,399	6,507

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,507)	(10,453)	(21,955)

PROVISION FOR INCOME TAXES	(91)	(273)	(1,395)

NET LOSS	(16,598)	(10,726)	(23,350)

CONTRIBUTIONS FROM REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	—	7,123

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(16,598)	$(10,726)	$(16,227)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.80)	$(0.60)	$(1.07)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	20,802	17,924	15,155

OTHER COMPREHENSIVE LOSS
Net loss	$(16,598)	$(10,726)	$(23,350)
Foreign currency translation adjustment	58	(145)	105
Unrealized gain (loss) on available-for-sale marketable securities	40	15	(67)

COMPREHENSIVE LOSS	$(16,500)	$(10,856)	$(23,312)

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional					Accumulated
	Common Stock		Paid-in	Treasury Stock		Warrants	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Outstanding	Compensation	Income (Loss)	Deficit	Total

Balance, October 31, 2003	13,824	$14	$218,690	—	$—	$1,099	$(347)	$926	$(200,866)	$19,516
Amortization of stock-based compensation	—	—	—	—	—	—	325	—	—	325
Compensation expense for modifications made to certain option grants	—	—	92	—	—	—	—	—	—	92
Stock-based compensation	—	—	502	—	—	—	—	—	—	502
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(67)	—	(67)
Dividend recorded on exchange of Series A-1 Preferred Stock for Series A Preferred Stock	—	—	(6,305)	—	—	—	—	—	—	(6,305)
Capital contribution recorded on repurchase of Series A-1 Convertible Preferred Stock	—	—	15,475	—	—	—	—	—	—	15,475
Conversion of Series A-1 Preferred Stock	2,846	3	18,757	—	—	—	—	—	—	18,760
Dividends on Series A and Series A-1 Convertible Preferred Stock	—	—	(2,170)	—	—	—	—	—	—	(2,170)
Cumulative translation adjustment	—	—	—	—	—	—	—	105	—	105
Acquisition of common shares	—	—	—	290	(2,414)	—	—	—	—	(2,414)
Cancellation of restricted stock awards for terminated employees	(11)	—	—	—	—	—	—	—	—	—
Issuance of common shares upon exercise of stock options	606	1	950	—	—	—	—	—	—	951
Issuance of common shares under employee stock purchase program	691	—	810	—	—	—	—	—	—	810
Common stock subject to rescission	—	—	(528)	—	—	—	—	—	—	(528)
Net loss	—	—	—	—	—	—	—	—	(23,350)	(23,350)

Balance, October 31, 2004	17,956	18	246,273	290	(2,414)	1,099	(22)	964	(224,216)	21,702
Amortization of stock-based compensation	—	—	—	—	—	—	22	—	—	22
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	15	—	15
Cumulative translation adjustment	—	—	—	—	—	—	—	(145)	—	(145)
Issuance of common shares upon exercise of stock options	163	—	239	—	—	—	—	—	—	239
Issuance of common shares under employee stock purchase program	212	—	720	—	—	—	—	—	—	720
Expiration of a warrant	—	—	243	—	—	(243)	—	—	—	—
Common stock subject to rescission	—	—	(490)	—	—	—	—	—	—	(490)
Net loss	—	—	—	—	—	—	—	—	(10,726)	(10,726)

Balance, October 31, 2005	18,331	18	246,985	290	(2,414)	856	—	834	(234,942)	11,337
Stock-based compensation	—	—	1,802	—	—	—	—	—	—	1,802
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	40	—	40
Cumulative translation adjustment	—	—	—	—	—	—	—	58	—	58
Issuance of common shares upon exercise of stock options	29	—	35	—	—	—	—	—	—	35
Issuance of common shares under employee stock purchase program	179	—	613	—	—	—	—	—	—	613
Issuance of common stock in a private placement, net of issuance costs	2,852	3	9,806	—	—	—	—	—	—	9,809
Common stock subject to rescission	—	—	1,018	—	—	—	—	—	—	1,018
Acquisition of common shares	—	—	—	7	(32)	—	—	—	—	(32)
Net loss	—	—	—	—	—	—	—	—	(16,598)	(16,598)

Balance, October 31, 2006	21,391	$21	$260,259	297	$(2,446)	$856	$—	$932	$(251,540)	$8,082

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,598)	$(10,726)	$(23,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $336, $334, and $334 classified as cost of SCOsource licensing revenue)	2,707	2,706	2,900
Stock-based compensation	1,802	22	919
Depreciation and amortization	302	360	783
Loss on disposition and write-downs of long-lived assets	8	46	2,355
Equity in income of affiliate	(91)	(47)	(111)
Change in fair value of derivative	—	—	(5,924)
Changes in operating assets and liabilities:
Restricted cash	(2,171)	2,125	(5,000)
Accounts receivable, net	1,220	295	2,644
Other current assets	940	(584)	580
Other assets	—	405	84
Accounts payable	141	(5,657)	5,876
Accrued payroll and benefits	(149)	(713)	(1,383)
Compensation to law firms	—	(7,956)	(2,600)
Accrued liabilities	(59)	(737)	101
Deferred revenue	(847)	(1,036)	(624)
Royalties payable	33	52	(169)
Income taxes payable	(402)	(57)	480
Long-term liabilities	(146)	(5)	(165)

Net cash used in operating activities	(13,310)	(21,507)	(22,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(340)	(336)	(506)
Dividend received	308	—	—
Purchase of available-for-sale marketable securities	(6,691)	(13,624)	(59,224)
Proceeds from sale of available-for-sale marketable securities	10,607	26,215	44,496
Purchase of minority interest in Japanese subsidiary	—	—	(209)

Net cash provided by (used in) investing activities	3,884	12,255	(15,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	613	720	810
Proceeds from exercise of common stock options	35	239	951
Repurchase of common stock	(32)	—	(2,414)
Proceeds from sale of common stock in a private placement, net of issuance costs	9,809	—	—
Costs incurred in connection with Series A-1 Convertible Preferred Stock issuance	—	—	(211)
Repurchase and retirement of Series A-1 Convertible Preferred Stock	—	—	(13,000)

Net cash provided by (used in) financing activities	10,425	959	(13,864)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	999	(8,293)	(51,911)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	98	(128)	176
CASH AND CASH EQUIVALENTS, beginning of year	4,272	12,693	64,428

CASH AND CASH EQUIVALENTS, end of year	$5,369	$4,272	$12,693

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended October 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$286	$358	$957
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in common stock subject to rescission	$(1,018)	$490	$528
Accretion of dividends	—	—	2,047
Capital contribution in connection with repurchase and cancellation of Series A-1 shares	—	—	(15,475)
Dividend in connection with exchange of Series A-1 shares for Series A shares	—	—	6,305
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
     The Company’s business focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies. In 2003, the Company established its SCOsource business to protect and defend its intellectual property surrounding the UNIX operating system which it acquired from The Santa Cruz Operation.
     The Company incurred a net loss of $16,598,000 for the year ended October 31, 2006 and during that same period used cash of $13,310,000 in its operating activities. A significant portion of the net loss and the cash used in operating activities was associated with the Company protecting and defending its intellectual property rights. As of October 31, 2006, the Company had a total of $5,369,000 in cash and cash equivalents, $2,249,000 in available-for-sale marketable securities, and $8,024,000 in restricted cash, of which $5,046,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation, and the remaining $2,978,000 of restricted cash is payable to Novell for its retained binary royalty stream.
     With the available cash and cash equivalents and available-for-sale marketable securities as of October 31, 2006, the Company believes that it will have sufficient cash resources to fund its operations through at least October 31, 2007.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries after all intercompany balances and transactions have been eliminated.
     The following table lists the Company’s wholly owned subsidiaries and location:

Subsidiary	Location
SCO Operations, Inc.	United States
SCO Global, Inc.	United States
SCO Software (UK) Ltd.	United Kingdom
SCO Japan, Ltd.	Japan
SCO Canada, Inc.	Canada
The SCO Group (Deutschland) GmbH	Germany
The SCO Group (France) Sarl	France
SCO Software (India) Private Ltd.	India
Fair Value of Financial Instruments
     The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair values of available-for-sale marketable securities are determined using quoted market prices for these securities.
Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from translation of the subsidiaries’ accounts are recorded in accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included as a component of other income in the consolidated statements of operations.
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $2,555,000 and $1,528,000 as of October 31, 2006 and 2005, respectively. Cash was $2,814,000 and $2,744,000 as of October 31, 2006 and 2005, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.
Available-for-Sale Marketable Securities
     The following tables present the cost, unrealized gains and losses and fair market value of the Company’s cash equivalents and available-for-sale marketable securities as of October 31, 2006 and 2005:

	October 31, 2006
		Unrealized	Fair Market
	Cost	Gains, net	Value

Corporate notes	$1,000,000	$—	$1,000,000
U.S. Government agencies	1,247,000	2,000	1,249,000

Total	$2,247,000	$2,000	$2,249,000

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	October 31, 2005
		Unrealized	Fair Market
	Cost	Losses, net	Value

U.S. Government agencies	$3,500,000	$(35,000)	$3,465,000
Auction rate notes	2,700,000	—	2,700,000

Total	$6,200,000	$(35,000)	$6,165,000

     Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss. Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. As of October 31, 2006 and 2005, available-for-sale marketable securities at amortized cost and fair value consisted of the following:

	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturity date
3 – 12 months	$—	$—	$6,200,000	$6,165,000
> 12 months	2,247,000	2,249,000	—	—

Total	$2,247,000	$2,249,000	$6,200,000	$6,165,000

Restricted Cash and Payable to Novell, Inc.
     Pursuant to the 1995 Asset Purchase Agreement and the Company’s acquisition of assets and operations of The Santa Cruz Operation, the Company acts as an administrative agent in the collection of royalty payments from a limited number of pre-existing Novell customers who continue to deploy SVRx technology. Under the agency agreement, the Company collects payments from such customers and receives 5% as an administrative fee and remits the remaining 95% to Novell on a routine basis. The Company records the 5% administrative fee as revenue in its consolidated statements of operations. The accompanying consolidated balance sheets as of October 31, 2006 and 2005 reflect amounts collected related to this agency agreement as of each balance sheet date, but not yet remitted to Novell of $2,978,000 and $2,815,000, respectively, as restricted cash and payable to Novell.
Allowance for Doubtful Accounts Receivable
     The Company offers credit terms on the sale of the Company’s products to a majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of the Company’s customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. As of October 31, 2006 and 2005, the allowance for doubtful accounts was $106,000 and $144,000, respectively.
Inventories
     Inventories consist primarily of completed software products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2006 and 2005, inventories amounted to $219,000 and $203,000, respectively. Inventories are included in other current assets in the accompanying consolidated balance sheets.
     Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capitalized Software Costs
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a detailed program design is established. Software development costs incurred after technological feasibility was established and prior to product release were not material for the years ended October 31, 2006, 2005 and 2004. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.
Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the projected cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.
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
     Depreciation and amortization expense was $302,000, $360,000 and $783,000 during the years ended October 31, 2006, 2005 and 2004, respectively.
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
     The majority of the Company’s revenue transactions relate to product-only sales. On occasion, the Company has revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services). For software agreements that have multiple

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
elements, the Company allocates revenue to each component of the contract based on the relative fair value of the elements. The fair value of each element is based on vendor specific objective evidence (”VSOE”). VSOE is established when such elements are sold separately. The Company recognizes revenue when the criteria for product revenue recognition set forth above have been met. If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.
     The Company recognizes product revenue from OEMs when the software is sold by the OEM to an end-user customer. Revenue from technical support services and consulting services is recognized as the related services are performed. Revenue for maintenance is recognized ratably over the maintenance period.
     The Company considers an arrangement with payment terms longer than the Company’s normal business practice not to be fixed and determinable and revenue is recognized when the fee becomes due. The Company typically provides stock rotation rights for sales made through its distribution channel and sales to distributors are recognized upon shipment by the distributor to end users. For direct sales not through the Company’s distribution channel, sales are typically non-refundable and non-cancelable. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.
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
Royalty Costs
     Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in other current assets and recorded as cost of revenue when the related products are sold. During the years ended October 31, 2006, 2005 and 2004, the Company incurred $862,000, $1,133,000 and $1,262,000, respectively, in royalty expense.
Advertising
     The Company expenses the cost of advertising as incurred. Advertising expenses totaled $620,000, $384,000 and $350,000, respectively, for the years ended October 31, 2006, 2005 and 2004, respectively.
Income Taxes
     The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized. The Company has provided a valuation allowance against the entire net deferred income tax asset because of its history of net operating losses and the uncertainties regarding future operating profitability and taxable income.
Comprehensive Loss
     Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities and is presented in the accompanying consolidated statements of operations and comprehensive loss.
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
     Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 4,957,000, 4,059,000 and 3,161,000 for the years ended October 31, 2006, 2005 and 2004, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
(3) GOODWILL AND INTANGIBLE ASSETS
     The following table shows the activity related to amortized intangible assets for the years ended October 31, 2006 and 2005:

	As of	Year Ended		As of
	October 31, 2005	October 31, 2006		October 31, 2006
		Amortization
	Net Book Value	Expense	Additions	Net Book Value

Amortizable intangible assets:
Distribution/reseller channel	$2,318,000	$(2,318,000)	$—	$—
Acquired technology	337,000	(337,000)	—	—
Trade name	52,000	(52,000)	—	—

Total intangible assets	$2,707,000	$(2,707,000)	$—	$—

	As of	Year Ended		As of
	October 31, 2004	October 31, 2005		October 31, 2005
		Amortization
	Net Book Value	Expense	Additions	Net Book Value

Amortizable intangible assets:
Distribution/reseller channel	$4,636,000	$(2,318,000)	$—	$2,318,000
Acquired technology	673,000	(336,000)	—	337,000
Trade name	104,000	(52,000)	—	52,000

Total intangible assets	$5,413,000	$(2,706,000)	$—	$2,707,000

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Of the $2,707,000 in amortization expense for the year ended October 31, 2006, $336,000 was classified as cost of SCOsource licensing revenue and the remaining $2,371,000 was classified as amortization of intangible assets in operating expenses. Of the $2,706,000 in amortization expense for the year ended October 31, 2005, $334,000 was classified as cost of SCOsource licensing revenue and the remaining $2,372,000 was classified as amortization of intangible assets in operating expenses.
     As of October 31, 2006, all intangible assets had been fully amortized.
(4) INVESTMENTS IN NON-MARKETABLE SECURITIES
     The Company accounts for each of its investments in non-marketable securities under the cost method if the Company owns less than 20 percent of the outstanding voting securities or under the equity method if the Company owns more than 20 percent but less than 50 percent of the outstanding voting securities.
     In connection with the Company’s acquisition of the server and professional services groups from The Santa Cruz Operation, it acquired a 30 percent ownership interest in SCO Software, China; a joint venture in China. This investment is being accounted for using the equity method. As of October 31, 2006, the Company’s investment balance in SCO Software, China was $389,000, which is included as a component of other assets. The Company’s other investments in non-marketable securities have been fully impaired in prior years and did not have a carrying value as of October 31, 2006.
     Income or loss recorded on the Company’s investments is recorded as equity in income of affiliates in the consolidated statements of operations and amounted to $91,000, $47,000 and $111,000 for the years ended October 31, 2006, 2005 and 2004, respectively.
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
     On March 14, 2005, the Company received proceeds of $779,100 for the Troll Tech shares. The Company accounted for the sale of the Troll Tech shares from a third-party investor when it received the proceeds from the shares. All amounts related to the book value of the shares had been written off during the year ended October 31, 2001, and the Company recorded the proceeds received as a component of other income in its statement of operations and comprehensive loss for the year ended October 31, 2005.
Investment Impairments and Write-offs
     Management routinely assesses the Company’s investments for impairment and adjusts the carrying amounts to estimated realizable values when impairment has occurred. The Company did not record any write-offs during the years ended October 31, 2006, 2005 and 2004.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     As of January 31, 2004, the fair value of the derivative was $11,600,000, and the decrease in fair value of $3,624,000 was recorded as a gain as a change in fair value of derivative in other income in the statement of operations. On February 5, 2004, all outstanding Series A shares were exchanged for shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1”), and, as a result, no Series A shares remained outstanding. The exchange did not result in the Company receiving any additional proceeds. As of February 5, 2004, the fair value of the derivative was $9,300,000 and the decrease in fair value of $2,300,000 from January 31, 2004 was recorded as a gain as change in fair value of derivative in other income in the statement of operations.
     As of February 5, 2004, the Company determined the fair value of the Series A-1 was $45,276,000. The Company incurred $211,000 in offering costs in connection with the issuance of the Series A-1 in the exchange for Series A, resulting in a net fair value of $45,065,000. The difference of $6,305,000 in the fair value of the Series A-1 and the combined carrying value of the Series A and the related derivative was recorded as a non-cash dividend in the statements of operations for the year ended October 31, 2004.
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
     The fair value of the cash and common shares delivered to BayStar was less than the carrying value of the remaining value of the Series A-1 shares and during the year ended October 31, 2004, the

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company recorded a capital contribution as a dividend for this difference as outlined in the following table:

Fair value of 2,105,263 common shares	$9,747,000
Cash consideration	13,000,000

Total value to BayStar	22,747,000
Carrying value of Series A-1 including dividends	38,222,000

Capital contribution	$(15,475,000)

Dividends
     If the repurchase had not occurred, dividends on the Series A-1 shares would have been paid after October 16, 2004, the first anniversary of the original Series A private placement, quarterly at an annual rate of 8%, subject to annual increases of 2%, not to exceed 12% per year. Although the Company accrued dividends of $2,047,000 for the year ended October 31, 2004, which reduced earnings to common stockholders, the Company will no longer accrue dividends on preferred stock because the repurchase transaction with BayStar closed. The Company never paid any dividends on the Series A or Series A-1 shares.
(6) COMMON STOCK SUBJECT TO RESCISSION
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

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the common stock subject to rescission which totaled $1,018,000 as additional paid-in capital in permanent equity.
(7) STOCKHOLDERS’ EQUITY
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
     On April 20, 2004, the Company’s stockholders approved the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) upon the recommendation of the board of directors. The 2004 Plan allows for the award of up to 1,500,000 shares of the Company’s common stock and permits the award of stock options, stock appreciation rights, restricted stock, phantom stock rights, and stock bonuses. The 2004 Plan incorporates an evergreen formula pursuant to which on each November 1, the aggregate number of shares reserved for issuance under the 2004 Plan will increase by a number of shares equal to 3% of the outstanding shares on the day preceding (October 31). The 2004 Plan is administered by the Compensation Committee of the Company’s board of directors. The Compensation Committee has the ability to determine the terms of the option, the exercise price, the number of shares subject to each option, and the exercisability of the options. Stock options may have an exercise price equal to, less than, or greater than the fair market value of the common stock on the date of grant, except that the exercise price of incentive stock options must be equal to or greater than the fair market value of the common stock as of the date of grant. Shares issued pursuant to the 2004 Plan may be authorized and unissued shares, treasury shares or shares acquired by the Company for purposes of the 2004 Plan.
     Under the terms of the 1998, 1999, 2002 and 2004 Plans, options generally expire 10 years from the date of grant or within 90 days of termination. Options granted under these plans generally vest at 25% after the completion of 1 year of service and then 1/36 per month for the remaining 3 years and would be fully vested at the end of 4 years.
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
     As of October 31, 2006, 249,000 shares were available for issuance under the 1999 Plan, 471,000 shares were available for issuance under the 2002 Plan, and 433,000 shares were available for issuance under the 2004 Plan. A summary of stock option activity under the 1998, 1999, 2002, and 2004 Plans for the years ended October 31, 2006, 2005 and 2004 is as follows:

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted Average
	Options	Exercise Price
Balance, October 31, 2003	3,661,000	$3.74
Granted	939,000	7.31
Exercised	(606,000)	1.57
Cancelled	(833,000)	7.62

Balance, October 31, 2004	3,161,000	4.18
Granted	1,118,000	4.40
Exercised	(162,000)	1.48
Cancelled	(293,000)	6.63

Balance, October 31, 2005	3,824,000	4.17
Granted	1,065,000	3.84
Exercised	(29,000)	1.21
Cancelled	(139,000)	3.97

Balance, October 31, 2006	4,721,000	$4.12

     The weighted average fair value of options granted for the years ended October 31, 2006, 2005 and 2004 was $3.84, $4.40 and $7.31, respectively. The intrinsic value of all options exercised for the years ended October 31, 2006, 2005 and 2004 was approximately $87,000, $379,000 and $4,856,000, respectively.
     During the years ended October 31, 2006, 2005 and 2004, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company’s common stock. A summary of stock options outstanding and exercisable under the Company’s 1998, 1999, 2002 and 2004 Plans as of October 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Contractual		Exercise	Options	Exercise
Exercise Prices	Outstanding	Life		Price	Exercisable	Price
$0.76 - $1.12	1,186,000	5.52	years	$0.88	1,036,000	$0.90
$1.52 - $3.78	1,405,000	8.03		3.12	525,000	2.20
$3.93 – $4.85	1,273,000	8.08		4.38	666,000	4.39
$4.86 - $28.00	857,000	7.27		9.83	572,000	11.24

	4,721,000	7.27	years	$4.12	2,799,000	$4.09

     As of October 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was approximately $2,218,000 and $1,934,000, respectively. On November 13, 2006, options to acquire approximately 869,000 shares of the Company’s common stock were granted to executives and employees of the Company.
2000 Employee Stock Purchase Plan
     The 2000 Employee Stock Purchase Plan, as amended, is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions. A participant may contribute up to 10% of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase of shares on the participant’s behalf on each semi-annual purchase date (the last business day in May and November). The purchase price per share will be 85% of the lower of the fair market value of the Company’s common stock on the participant’s entry date into the offering period or the fair market value on the semi-annual purchase date. Effective for the purchase period beginning

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 1, 2005, the look-back period for the plan was reduced from 24 months to 6 months. The board may at any time amend or modify the plan. The plan will terminate no later than the last business day in April 2010.
     During the year ended October 31, 2006, approximately 180,000 shares were purchased at prices ranging from $3.38 to $3.54 per share. During the year ended October 31, 2005, approximately 213,000 shares were purchased at prices ranging from $3.38 to $3.52 per share. During the year ended October 31, 2004, 691,000 shares were purchased at prices ranging from $0.66 to $5.21 per share.
Stock-based Compensation
     Prior to October 31, 2005, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation expense was reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.
     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, operating results for the years ended October 31, 2005 and 2004 have not been restated.
     The effect of accounting for stock-based awards under SFAS No. 123(R) for the year ended October 31, 2006 was to record $1,802,000 of stock-based compensation expense. For the years ended October 31, 2006, 2005 and 2004, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	2006	2005	2004

Cost of products	$19,000	$—	$—
Cost of SCOsource licensing	231,000	—	—
Cost of services	67,000	—	—
Sales and marketing	371,000	14,000	75,000
Research and development	140,000	8,000	49,000
General and administrative	974,000	—	795,000

Total stock-based compensation	$1,802,000	$22,000	$919,000

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of October 31, 2006, the total compensation cost related to non-vested stock options not yet recognized was approximately $3,046,000 and the weighted-average period over which the total compensation cost related to non-vested stock options is expected to be realized is 2.65 years.
     The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the years ended October 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to November 1, 2005:

	2005	2004

Net loss:
As reported	$(10,726,000)	$(16,227,000)
Stock-based compensation included in reported net loss	22,000	919,000
Stock-based compensation under fair value method	(1,880,000)	(2,082,000)

Pro forma net loss	$(12,584,000)	$(17,390,000)

Net loss per basic and diluted common share:
As reported	$(0.60)	$(1.07)
Pro forma	$(0.70)	$(1.15)
     With respect to stock options granted during the years ended October 31, 2006, 2005 and 2004, the assumptions used in the Black-Scholes option-pricing model are as follows:

	2006	2005	2004

Risk-free interest rate	4.8%	3.9%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	66.2%	63.4%	79.5%
Expected exercise life (in years)	5.0	2.7	3.0
     The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.
Repurchase of Common Stock
     On March 10, 2004, the Company’s board of directors authorized management, in its discretion, to purchase up to 1,500,000 shares of the Company’s common stock over the 24-month period following March 10, 2004, the time at which the repurchase program was effective. Any repurchased shares will be held in treasury and will be available for general corporate purposes. The repurchase program will allow the Company to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. During the year ended October 31, 2004, the Company purchased approximately 290,000 shares of its common stock at a total cost of approximately $2,414,000. The Company did not purchase any shares of its common stock during the year ended October 31, 2005. As discussed in more detail in Note 6, during the year ended October 31, 2006, the Company purchased 7,309 shares of its common stock at a total cost of approximately $31,800 in connection with its rescission offer.
Stockholder Rights Plan
     On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004. The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15% or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. The value of the purchase rights is immaterial as of October 31, 2006.
Change in Control Agreements
     On December 10, 2004, the Company entered into Change in Control Agreements with the following officers: Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”). In addition, on January 23, 2006, the Company entered into Change in Control Agreements with two additional officers: Timothy Negris and Sandeep Gupta.
     Pursuant to the terms of each Agreement, the Officer agrees that he will not voluntarily leave the employ of the Company in the event any individual, corporation, partnership, company or other entity takes certain steps to effect a Change in Control (as defined in the Agreement) of the Company, until the attempt to effect a Change in Control has terminated, or until a Change in Control occurs.
     If the Officer is still employed by the Company when a Change in Control occurs, any stock, stock option or restricted stock granted to the Officer by the Company that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms. Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Agreement. The adoption of this provision represented a modification to the underlying stock option award for each Officer. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company calculated the intrinsic value of the awards on the modification date which was approximately $2,012,000. No expense was recognized during the year ended October 31, 2005 and no expense will be recognized until such time that a Change in Control becomes probable.
     On October 20, 2005, the Company’s Board of Directors approved 12 months of vesting on stock option awards for employees who are non-executives in the event of a Change in Control. The adoption of this provision represents a modification to the underlying stock option award and the Company calculated the intrinsic value of the awards on the modification date, which value was approximately $70,000. No expense was recognized during the year ended October 31, 2005 and no expense will be recognized until such time that a Change in Control becomes probable.
(8) INCOME TAXES
     The net loss before income taxes consisted of the following components for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004
Domestic U.S. operations	$(16,817,000)	$(10,333,000)	$(21,875,000)
Foreign operations	310,000	(120,000)	(80,000)

Total	$(16,507,000)	$(10,453,000)	$(21,955,000)

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The components of the provision for income taxes for the years ended October 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current:
U.S. state	$—	$—	$27,000
Non – U.S.	91,000	273,000	1,368,000

	91,000	273,000	1,395,000

Deferred:
U.S. federal	(6,221,000)	(2,250,000)	(13,248,000)
U.S. state	(925,000)	(334,000)	(499,000)
Change in valuation allowance	7,146,000	2,584,000	13,747,000

Total provision for income taxes	$91,000	$273,000	$1,395,000

     Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.
     The significant components of the Company’s deferred income tax assets and liabilities at October 31, 2006 and 2005 are as follows:

	2006	2005
Deferred income tax assets:
Net operating loss carry-forwards	$62,624,000	$55,917,000
Intangible assets	7,315,000	6,486,000
Tax basis in excess of book basis related to acquired assets	3,620,000	4,118,000
Reserves and accrued expenses	758,000	1,502,000
Stock compensation	697,000	—
Book depreciation in excess of tax	351,000	373,000
Deferred revenue	286,000	284,000
Basis difference in investments	260,000	138,000
Capital loss carry-forward	474,000	474,000

Total deferred income tax assets	76,385,000	69,292,000

Deferred tax liabilities:
Tax on foreign earnings	—	(53,000)

Total deferred income tax liabilities	—	(53,000)

Valuation allowance	(76,385,000)	(69,239,000)

Net deferred income tax assets	$—	$—

     The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, if any, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its net deferred income tax assets. Management believes that as of October 31, 2006, the available objective evidence creates sufficient uncertainty regarding the ultimate realizability of these deferred income tax assets, that it is more likely than not that those assets will not be realized. As of October 31, 2006, the Company has used the enacted federal statutory rate of 35% because the benefit of the deferred income tax assets, if utilized, will likely be realized at 35%.
     As of October 31, 2006, the Company had net operating loss carry-forwards for federal income tax reporting purposes totaling approximately $162,112,000 that expire between 2020 and 2026. Approximately $19,488,000 of this amount is a result of the exercise of employee stock options. When recognized, the tax benefit of these exercises will be accounted for as a credit to additional paid-in capital.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Internal Revenue Code contains provisions under Section 382 which limit the Company’s ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a 3-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $130,736,000 of the net operating losses are currently subject to an annual limitation of $3,041,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss carry-forwards expire between 2020 and 2026, allowing the Company to utilize approximately $60,820,000 of the limited net operating loss carry-forwards over a 20-year period. The balance of the net operating loss carry-forwards of approximately $31,376,000 is not currently subject to a limitation, but if ownership changes occur in the future, this amount may be subject to additional limitations under Section 382.
     The differences between the provision for income taxes at the U.S. statutory rate and the Company’s effective tax rate are as follows:

	2006	2005	2004
Benefit at statutory rate	(35.0%)	(35.0%)	(34.0%)
Permanent book to tax differences	0.2%	0.2%	1.9%
Foreign income taxes	0.5%	2.6%	6.4%
Change in fair value of derivative	0.0%	0.0%	(9.1%)
Change in valuation allowance	34.8%	34.8%	41.2%

Total provision for income taxes	0.5%	2.6%	6.4%

(9) COMMITMENTS AND CONTINGENCIES
Litigation
IBM Corporation
     On or about March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. “Sequent” licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proven at trial and seeking injunctive relief.
     On or about March 6, 2003, the Company notified IBM that IBM was not in compliance with the Company’s UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, the Company sent a similar notice terminating the Sequent source code license. IBM disputes the Company’s right to terminate those licenses. In the event the Company’s termination of those licenses is valid, the Company believes IBM is exposed to substantial damages and injunctive relief claims based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against IBM regarding its license breaches. The Company does not believe that Novell had the right to take any such action relative to the Company’s UNIX source code rights.
     On February 27, 2004, the Company filed a second amended complaint which alleges 9 causes of action that are similar to those set forth above, adds a new claim for copyright infringement, and removes

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the claim for misappropriation of trade secrets. IBM filed an answer and 14 counterclaims. Among other things, IBM has asserted that the Company does not have the right to terminate IBM’s UNIX license and IBM has claimed that the Company has breached the GNU General Public License and has infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights. On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.
     On December 22, 2005, the Company filed a voluminous report detailing IBM’s misuse of the Company’s proprietary material. The Company’s December 2005 report included 293 total disclosures which the Company claims violate its contractual rights and copyrights. These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.
     On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims as set forth in the December 2005 report. IBM argued that of the 293 items we had identified, 201 did not meet the level of specificity required by the court. IBM requested that the Company be limited to 93 items set forth in the December 2005 filing which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the Company’s technology disclosures from the case. This ruling is a limitation of the number of technology disclosures the Company challenged in its December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the District Court; those objections challenge the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling sustaining in full the Magistrate Judge’s ruling of June 28, 2006.
     On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the final disclosures. In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 2005 submission to the Court and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. The Company has filed objections to that order with the District Court.
     Both parties have filed expert reports and substantially finished expert discovery. IBM has filed 6 motions for summary judgment that, if granted in whole or in substantial part, could resolve the Company’s claims in IBM’s favor or substantially reduce our claims. The Company has filed 3 motions for summary judgment. The summary judgment motions are set to be heard by the Court in March 2007 and a trial date has been postponed until sometime after September 2007.
Novell, Inc.
     On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to the Company’s UNIX source code and derivative works and the Company’s UnixWare product. The case is pending in the United States District Court for the District of Utah under the caption, The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139. In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages. Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that the Company believes Novell has wrongfully registered, to prevent Novell from claiming any ownership interest in those copyrights, and to require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Novell filed two motions to dismiss claiming, among other things, that Novell’s false statements were not uttered with malice and are privileged under the law. The court denied both of Novell’s motions to dismiss. On July 29, 2005, Novell filed its answer and counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the Asset Purchase Agreement between Novell and the Company’s predecessor-in-interest, The Santa Cruz Operation, for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained binary royalty stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. On or about December 30, 2005, the Company filed a motion for leave to amend its complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use the Company’s UNIX code. Novell consented to the Company’s filing of these additional claims.
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration in France. Through these proceedings, Novell claims that the Company granted SuSE the right to use its intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims relating to the SuSE arbitration should be stayed but the other portions of claims in the case should proceed. Trial for the remaining matters has been set for September 2007.
     The three-person arbitration panel has been selected for the SuSE arbitration in Switzerland, and that process has commenced. The arbitration has been set for December 2007. The proceedings in early 2007 will determine the scope of the arbitration.
     In September 2006, Novell filed an Amended Counterclaim asserting 9 claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue we collected from Sun and Microsoft in 2003. Novell has moved for a preliminary injunction and partial summary judgment. We have opposed these filings and filed a cross-motion for partial summary judgment. Those motions were argued on January 23, 2007, before the District Court in Utah and as of the date of the filing of this Form 10-K, no ruling had been made. If Novell prevails on these motions, some or all of the Company’s cash and cash equivalents could be encumbered.
IPO Class Action Matter
     The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. Class standing was certified for all of these cases by the district court.
     The plaintiffs, the issuers and the insurance companies negotiated and executed an agreement to settle the dispute between the plaintiffs and the issuers. While the settlement agreement was awaiting approval by the district court, the court of appeals overturned the class certification on December 5, 2006. It is unlikely a settlement of a class action can remain effective as the class is de-certified. If the decision by the court of appeals is not reversed, the Company does not believe the settlement will stand, and it is possible the lawsuit may fragment into individual actions. At this time, the Company does not know and cannot predict the legal or procedural results of such an action. If the de-certification is reversed, and if thereafter the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to the Company and its

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
directors. If the settlement agreement is not approved by the court, the matter will continue unless another settlement agreement is reached.
     The Company has notified its underwriters and insurance companies of the existence of the claims. Management presently believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by the Company.
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
     The Company is a party to certain other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Operating Lease Agreements
     The Company has entered into operating leases for its offices located in the United States and for international sales offices. The Company has commitments under these leases that extend through the year ending October 31, 2008.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Future minimum lease payments under non-cancelable operating leases as of October 31, 2006 were as follows:

Operating
Leases
Year ending October 31,
2007	$1,395,000
2008	269,000

Total minimum payments	$1,664,000

     Total rent expense for all of the Company’s operating leases was $1,618,000, $1,698,000 and $3,097,000 for the years ended October 31, 2006, 2005 and 2004, respectively.
Contingency Arrangement with Law Firms
     On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”). This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Company and the Law Firms in connection with their representation of the Company in the Company’s current litigation between it and IBM, Novell, Red Hat, AutoZone and DaimlerChrysler (the “SCO Litigation”). The Company must pay one or more contingency fees upon any amount the Company or its stockholders may receive as a result of a settlement, judgment or a sale of the Company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:
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
(10) RELATED PARTY TRANSACTIONS
     Effective March 11, 2005, Canopy transferred all of its shares of the Company’s common stock to Ralph Yarro, the Chairman of the Company’s Board of Directors, and as of that time the Company is no longer a related party to Canopy.
     On April 30, 2003, the Company and Center 7, Inc. (“C7”) entered into a Marketing and Distribution Master Agreement (the “Marketing Agreement”) and an Assignment Agreement. On October 2, 2003, C7 assigned the Assignment Agreement to Vintela, Inc. (“Vintela”) and Vintela and the Company entered into a new marketing agreement (the “Vintela Agreement”). Both C7 and Vintela were majority owned by Canopy. Under the Vintela Agreement, the Company was appointed as a worldwide distributor for Vintela products to co-brand, market and distribute these products.
     Under the Assignment Agreement, the Company assigned the copyright applications, patents and contracts related to Volution Manager, Volution Authentication, Volution Online and Volution Manager Update Service (collectively, the “Assigned Software”). As consideration for this assignment, C7 issued, and Vintela assumed, a $500,000 non-recourse promissory note payable to the Company,

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
secured by the Assigned Software. This note was originally due on April 30, 2005 with interest payable at a rate of 1% above the prime rate as reported in the Wall Street Journal.
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
     At the time the promissory note was executed, the Company had no recorded basis in the Assigned Software. Because the transfer of the Assigned Software was to a related party in exchange for a promissory note and there was substantial doubt concerning the ability of C7 to repay the debt as it was not profitable and being funded by Canopy, no gain was recognized by the Company until payment was received on December 9, 2004. The Company recorded the $500,000 received as a component of other income in its statement of operations and comprehensive loss for the year ended October 31, 2005.
     Kevin McBride is a licensed attorney working on the SCO Litigation as part of the Engagement Agreement and is also the brother of the Company’s Chief Executive Officer, Darl McBride. During the years ended October 31, 2006 and 2005, Kevin McBride’s legal fees were paid by Boies, Schiller & Flexner. Prior to October 31, 2004, Kevin McBride’s costs for both legal fees and reimbursable expenses were paid by Boies, Schiller & Flexner in connection with the initial engagement agreement.
     As part of the Engagement Agreement entered into on October 31, 2004, the Company started paying directly to Kevin McBride reimbursable expenses associated with the SCO Litigation, which primarily included document management, outsourced technical and litigation assistance, and travel expenses. During the years ended October 31, 2006 and 2005, the Company incurred expenses of approximately $562,000 and $323,000, respectively, to reimburse the expenses to Kevin McBride.
(11) EMPLOYEE BENEFIT PLAN
     The Company maintains a 401(k) plan to which eligible participants may elect to make contributions, subject to certain limitations under the Internal Revenue Code. Under the terms of the plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During the years ended October 31, 2006, 2005 and 2004, the Company contributed $136,000, $208,000 and $217,000, respectively, to the plan for matching contributions.
(12) CONCENTRATION OF RISK
     As of October 31, 2006 and 2005, the Company had no customers who made up more than 10% of the year-end accounts receivable balance.
     During the years ended October 31, 2006, 2005 and 2004, the Company did not have any single customer that accounted for more than 10% of total revenue.
(13) SEGMENT INFORMATION AND GEOGRAPHIC REGIONS
Segments
     The Company’s resources are allocated and operating results managed to the operating income (loss) level for each of the Company’s segments: UNIX and SCOsource. Both segments are based on the Company’s UNIX intellectual property. The UNIX business sells and distributes UNIX products and services through an extensive distribution channel and to corporate end-users and the SCOsource

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
business enforces and protects the Company’s UNIX intellectual property. Segment disclosures for the Company are as follows:

	Year Ended October 31, 2006
	UNIX	SCOsource	Total

Revenue	$29,123,000	$116,000	$29,239,000
Cost of revenue	4,896,000	12,307,000	17,203,000

Gross margin (deficit)	24,227,000	(12,191,000)	12,036,000

Sales and marketing	12,048,000	1,000	12,049,000
Research and development	7,666,000	379,000	8,045,000
General and administrative	6,669,000	259,000	6,928,000
Other	2,371,000	—	2,371,000

Total operating expenses	28,754,000	639,000	29,393,000

Loss from operations	$(4,527,000)	$(12,830,000)	$(17,357,000)

	Year Ended October 31, 2005
	UNIX	SCOsource	Total

Revenue	$35,838,000	$166,000	$36,004,000
Cost of revenue	5,466,000	12,847,000	18,313,000

Gross margin (deficit)	30,372,000	(12,681,000)	17,691,000

Sales and marketing	11,680,000	154,000	11,834,000
Research and development	7,948,000	389,000	8,337,000
General and administrative	6,604,000	443,000	7,047,000
Other	2,372,000	—	2,372,000

Total operating expenses	28,604,000	986,000	29,590,000

Income (loss) from operations	$1,768,000	$(13,667,000)	$(11,899,000)

	Year Ended October 31, 2004
	UNIX	SCOsource	Total

Revenue	$41,980,000	$829,000	$42,809,000
Cost of revenue	7,355,000	19,743,000	27,098,000

Gross margin (deficit)	34,625,000	(18,914,000)	15,711,000

Sales and marketing	15,881,000	1,232,000	17,113,000
Research and development	10,175,000	486,000	10,661,000
General and administrative	8,180,000	241,000	8,421,000
Other	8,089,000	—	8,089,000

Total operating expenses	42,325,000	1,959,000	44,284,000

Loss from operations	$(7,700,000)	$(20,873,000)	$(28,573,000)

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Intangible assets, which consist of the Company’s reseller channel, trade name and technology, were assigned to the Company’s UNIX and SCOsource segments and consisted of the following as of October 31, 2006 and 2005:

	October 31,	October 31,
	2006	2005

Intangible assets and goodwill:
UNIX (reseller channel and trade name)	$—	$2,370,000
SCOsource (UNIX technology)	—	337,000

Total intangible assets	$—	$2,707,000

Geographic Regions
     The Company’s two geographic regions consist of the Americas and International. The International division consists of EMEA (Europe, the Middle East and Africa) and Asia. Any financial amounts not directly attributable to either the Americas or International geographic region are included in the corporate column. The following tables present the Company’s results of operations by geographic region:

	Year Ended October 31, 2006
	Americas	International	Corporate	Total

Revenue	$15,749,000	$13,490,000	$—	$29,239,000
Cost of revenue	14,960,000	1,926,000	317,000	17,203,000

Gross margin (deficit)	789,000	11,564,000	(317,000)	12,036,000

Sales and marketing	4,896,000	6,782,000	371,000	12,049,000
Research and development	4,258,000	3,647,000	140,000	8,045,000
General and administrative	3,207,000	2,747,000	974,000	6,928,000
Other	—	—	2,371,000	2,371,000

Total operating expenses	12,361,000	13,176,000	3,856,000	29,393,000

Loss from operations	$(11,572,000)	$(1,612,000)	$(4,173,000)	$(17,357,000)

	Year Ended October 31, 2005
	Americas	International	Corporate	Total

Revenue	$18,634,000	$17,370,000	$—	$36,004,000
Cost of revenue	15,955,000	2,358,000	—	18,313,000

Gross margin	2,679,000	15,012,000	—	17,691,000

Sales and marketing	4,505,000	7,315,000	14,000	11,834,000
Research and development	4,331,000	3,998,000	8,000	8,337,000
General and administrative	3,664,000	3,383,000	—	7,047,000
Other	—	—	2,372,000	2,372,000

Total operating expenses	12,500,000	14,696,000	2,394,000	29,590,000

Income (loss) from operations	$(9,821,000)	$316,000	$(2,394,000)	$(11,899,000)

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended October 31, 2004
	Americas	International	Corporate	Total

Revenue	$24,531,000	$18,278,000	$—	$42,809,000
Cost of revenue	24,031,000	3,067,000	—	27,098,000

Gross margin	500,000	15,211,000	—	15,711,000

Sales and marketing	8,072,000	8,966,000	75,000	17,113,000
Research and development	6,215,000	4,397,000	49,000	10,661,000
General and administrative	4,077,000	3,549,000	795,000	8,421,000
Other	—	—	8,089,000	8,089,000

Total operating expenses	18,364,000	16,912,000	9,008,000	44,284,000

Loss from operations	$(17,864,000)	$(1,701,000)	$(9,008,000)	$(28,573,000)

     Long-lived assets, which include property and equipment and intangible assets, by geographic region consisted of the following as of October 31, 2006 and October 31, 2005:

	October 31,	October 31,
	2006	2005

Long-lived assets:
Americas	$515,000	$3,231,000
International	93,000	54,000

Total long-lived assets	$608,000	$3,285,000

THE SCO GROUP, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs			Balance at End of
Description	Beginning of Period	and Expenses	Deductions		Period
Allowance for doubtful accounts:
Year ended October 31, 2006	$144,000	$10,000	$(48,000	) (a)	$106,000
Year ended October 31, 2005	136,000	18,000	(10,000	) (a)	144,000
Year ended October 31, 2004	230,000	11,000	(105,000	) (a)	136,000
Inventory reserves:
Year ended October 31, 2006	71,000	(42,000)	—	(b)	29,000
Year ended October 31, 2005	56,000	39,000	(24,000	) (b)	71,000
Year ended October 31, 2004	19,000	59,000	(22,000	) (b)	56,000
Allowance for sales returns:
Year ended October 31, 2006	587,000	(23,000)	(256,000	) (c)	308,000
Year ended October 31, 2005	258,000	967,000	(638,000	) (c)	587,000
Year ended October 31, 2004	819,000	489,000	(1,050,000	) (c)	258,000

(a)	Represents write-offs of uncollectible accounts receivable

(b)	Represents inventory destroyed or scrapped

(c)	Represents product returns

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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.
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
     Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
     Information with respect to this item is set forth under “Certain Relationships and Related Party Transactions” in the Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information with respect to this item is set forth under “Principal Accountant Fees and Services” and “Pre-Approval Policies” in the Proxy Statement. Such information is incorporated herein by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 39 of this report.

(2)	Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 39 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit #	Description
2.1	Agreement and Plan of Reorganization by and among Caldera Systems, Inc., Caldera International, Inc., now known as The SCO Group, Inc. (the “Registrant”), and The Santa Cruz Operation, Inc., and related amendments (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

3.6	Certificate of Correction correcting the Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit

Exhibit #	Description
4.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

4.2	Rights Agreement dated as of August 10, 2004 by and between the Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

10.1*	1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-94351)).

10.2*	Amendment No. 1 to 1998 Stock Option Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.3*	Form Notice of Grant of Stock Options for 1998 Stock Option Plan. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.4*	1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.4 through 10.8 of the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

10.5*	Amendment No. 5 to 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.6*	Amendment No. 6 to 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.7*	Form Notice of Grant of Stock Options for 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.8*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

10.9*	Amendment No. 2 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.10*	Amendment No. 3 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.11*	Amendment No. 4 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

10.12*	Amendment No. 5 to 2000 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (File No. 000-29911)).

10.13*	2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

10.14*	Form Notice of Grant of Stock Options for 2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911).

10.15	Office Sublease Agreement by and among the Registrant, Canopy Properties, Inc. and Gateway Technology Center, LLC, dated January 10, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

Exhibit #	Description
10.16	First Amendment to Office Sublease Agreement by and among the Registrant and Canopy Properties, Inc., dated September 15, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.17	Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2002 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.18	First Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated February 13, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.19	Second Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.20	Warrant to Purchase Shares of Common Stock issued by the Registrant to Morgan Keegan & Company, Inc., dated August 16, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.21	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated March 11, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.22	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated July 31, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.23	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated October 31, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.24	Independent Contractor Agreement by and among the Registrant and S2 Strategic Consulting, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.25	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, S2 Strategic Consulting, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.26*	Severance Agreement between Ransom H. Love and Caldera International, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 000-29911)).

10.27	Securities Purchase Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

Exhibit #	Description
10.28	Registration Rights Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

10.29	Letter Agreement dated December 8, 2003 among the Registrant, BayStar Capital II, L.P., Royal Bank of Canada and Acknowledged by Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

10.30	Asset Purchase Agreement dated June 6, 2003 between the Registrant and Vultus, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-106885)).

10.31	Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.32	Stock Repurchase Agreement dated as of May 31, 2004 between the Registrant and BayStar (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2004 (File No. 000-29911)).

10.33	Letter Agreement dated October 31, 2004 among Boies, Schiller & Flexner LLP, Kevin McBride, Berger Singerman and SCO (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2004 (File No. 000-29911)).

10.34*	First Amendment to the Letter Agreement dated October 31, 2004 among The SCO Group, Inc., Boies, Schiller & Flexner LLP, Kevin McBride, and Berger Singerman (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on June 8, 2006).

10.35*	2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.36*	Form Notice of Grant of Stock Options for 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-29911)).

10.37*	Form of Executive Officer Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-29911)).

10.38*	Form of Executive Officer Stock Option Agreement for the 2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-29911)).

10.39*	The SCO Group Employee Incentive Bonus Program for Fiscal Year 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-29911)).

10.40*	The SCO Group Employee Incentive Bonus Program for Fiscal Year 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-29911)).

10.41*	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004 (File No. 000-29911)).

10.42*	Form of Indemnification Agreement for directors and officers (incorporated

Exhibit #	Description
by reference to Exhibit 10.36 to Post-Effective Amendment No. 1 to Form S-3 on Form S-1 filed on May 18, 2005 (File No. 333-116732)).

10.43	Common Stock Purchase Agreement dated as of November 29, 2005 among the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.43 to Form S-1 filed on December 22, 2005 (File No. 333-130609)).

10.44*	America Sales Compensation Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911)).

10.45*	Sales Compensation Plan for Fiscal Year 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-29911)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Tanner LC, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These items identify a management contract or compensatory plan.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2007.

THE SCO GROUP, INC.
By:	/s/ Bert B. Young
Bert B. Young
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Darl C. McBride Darl C. McBride	President, Chief Executive Officer and Director	January 26, 2007

Principal Financial and Accounting Officer:

/s/ Bert B. Young Bert B. Young	Chief Financial Officer	January 26, 2007

Directors:

/s/ Ralph J. Yarro III Ralph J. Yarro III	Chairman of the Board	January 26, 2007

/s/ Darcy G. Mott Darcy G. Mott	Director	January 26, 2007

/s/ Edward E. Iacobucci Edward E. Iacobucci	Director	January 26, 2007

/s/ R. Duff Thompson R. Duff Thompson	Director	January 26, 2007

/s/ J. Kent Millington J. Kent Millington	Director	January 26, 2007

/s/ Daniel W. Campbell Daniel W. Campbell	Director	January 26, 2007

/s/ Omar T. Leeman Omar T. Leeman	Director	January 26, 2007