Form 10-Q
period 2007-01-31
SCO GROUP INC
filed 2007-03-16
CIK 1102542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES ☐ NO ☑
As of March 14, 2007, there were 21,233,105 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,	October 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,137	$5,369
Restricted cash	4,498	8,024
Available-for-sale marketable securities	500	2,249
Accounts receivable, net of allowance for doubtful accounts of $79 and $106, respectively	4,010	5,123
Other	1,332	1,514

Total current assets	17,477	22,279

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,221	2,259
Leasehold improvements	262	316
Furniture and fixtures	78	78

	2,561	2,653
Less accumulated depreciation and amortization	(2,042)	(2,045)

Net property and equipment	519	608

OTHER ASSETS:	431	522

Total assets	$18,427	$23,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,659	$2,338
Payable to Novell, Inc.	519	2,978
Accrued payroll and benefits	1,792	2,507
Accrued liabilities	2,685	3,059
Deferred revenue	2,681	2,994
Royalties payable	322	439
Income taxes payable	786	820

Total current liabilities	10,444	15,135

LONG-TERM LIABILITIES	191	192

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,531 and 21,391 shares outstanding, respectively	22	21
Additional paid-in capital	260,968	260,259
Common stock held in treasury, 297 shares	(2,446)	(2,446)
Warrants outstanding	856	856
Accumulated other comprehensive income	956	932
Accumulated deficit	(252,564)	(251,540)

Total stockholders’ equity	7,792	8,082

Total liabilities and stockholders’ equity	$18,427	$23,409

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended January 31,
	2007	2006
REVENUE:
Products	$4,866	$6,000
SCOsource licensing	23	30
Services	1,126	1,313

Total revenue	6,015	7,343

COST OF REVENUE:
Products	377	584
SCOsource licensing	654	4,010
Services	559	637

Total cost of revenue	1,590	5,231

GROSS MARGIN	4,425	2,112

OPERATING EXPENSES:
Sales and marketing	2,440	2,688
Research and development	1,759	1,871
General and administrative	1,323	1,592
Amortization of intangibles	—	592

Total operating expenses	5,522	6,743

LOSS FROM OPERATIONS	(1,097)	(4,631)

EQUITY IN INCOME (LOSS) OF AFFILIATE	42	(8)

OTHER INCOME (EXPENSE):
Interest income	114	152
Other income (expense), net	29	(7)

Total other income, net	143	145

LOSS BEFORE PROVISION FOR INCOME TAXES	(912)	(4,494)

PROVISION FOR INCOME TAXES	(112)	(87)

NET LOSS	$(1,024)	$(4,581)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.23)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,186	20,062

OTHER COMPREHENSIVE LOSS:
Net loss	$(1,024)	$(4,581)
Foreign currency translation adjustment	24	(6)
Unrealized loss on available-for-sale marketable securities	—	34

COMPREHENSIVE LOSS	$(1,000)	$(4,553)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,024)	$(4,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	476	401
Depreciation and amortization	88	79
Loss on disposition and write-downs of long-lived assets	20	5
Equity in (income) loss of affiliate	(42)	8
Amortization of intangibles (including $0 and $85 classified as cost of SCOsource licensing revenue)	—	677
Changes in operating assets and liabilities:
Restricted cash	1,067	1,117
Accounts receivable, net	1,113	1,426
Other current assets	315	303
Accounts payable	(679)	44
Accrued payroll and benefits	(715)	(820)
Accrued liabilities	(374)	248
Deferred revenue	(313)	(204)
Royalties payable	(117)	(16)
Income taxes payable	(34)	(63)
Long-term liabilities	(1)	(3)

Net cash used in operating activities	(220)	(1,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(69)
Purchase of available-for-sale marketable securities	—	(1,031)
Proceeds from sale of available-for-sale marketable securities	1,749	—

Net cash provided by (used in) investing activities	1,727	(1,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	230	301
Proceeds from exercise of common stock options	4	23
Repurchase of common stock	—	(32)
Proceeds from sale of common stock in a private placement, net of issuance costs	—	9,905

Net cash provided by financing activities	234	10,197

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,741	7,718
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	27	28
CASH AND CASH EQUIVALENTS, beginning of period	5,369	4,272

CASH AND CASH EQUIVALENTS, end of period	$7,137	$12,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$103	$125

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Decrease in common stock subject to rescission	$—	$(1,018)
See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies. The Company has operations in a number of countries that provide support services to customers and resellers. During the year ended October 31, 2003, the Company initiated its SCOsource business to protect and defend its UNIX intellectual property rights. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code in May 2001 from The Santa Cruz Operation, which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems.
     The Company incurred a net loss of $1,024,000 for the three months ended January 31, 2007, and during that same period used cash of $220,000 in its operating activities. As of January 31, 2007, the Company had a total of $7,137,000 in cash and cash equivalents, $500,000 in available-for-sale marketable securities, and $4,498,000 in restricted cash, of which $3,979,000 is designated to pay for experts, consultants and other expenses in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), and the remaining $519,000 of restricted cash is payable to Novell for its retained binary royalty stream.
(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2007.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting policies and estimates include: revenue recognition, allowances for doubtful accounts receivable, impairment and useful lives of long-lived assets, litigation reserves, and valuation allowances against deferred income tax assets.
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
     The Company considers an arrangement with payment terms longer than the Company’s normal business practice not to be fixed or determinable and revenue is recognized when the fee becomes due. The Company typically provides stock rotation rights for sales made through its distribution channel and sales to distributors are recognized upon shipment by the distributor to end users. For direct sales not through the Company’s distribution channel, sales are typically non-refundable and non-cancelable. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.
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
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $4,480,000 and $2,555,000 as of

January 31, 2007 and October 31, 2006, respectively. Cash was $2,657,000 and $2,814,000 as of January 31, 2007 and October 31, 2006, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.
Available-for-Sale Marketable Securities
     Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss. Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred.
     Available-for-sale marketable securities totaled $500,000 as of January 31, 2007. Available-for-sale marketable securities in an unrealized loss position as of January 31, 2007 were not impaired at acquisition and the decline in fair value is primarily attributable to interest rate fluctuations. A decline in the market value of any available-for-sale marketable security below cost that is deemed other than temporary results in a charge to the statement of operations and establishes a new basis for the security.
Net Loss Per Common Share
     Basic net income or loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock. If dilutive, the Company computes Diluted EPS using the treasury stock method.
     Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 5,604,000 and 4,874,000 for the three months ended January 31, 2007 and 2006, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
(3) COMMITMENTS AND CONTINGENCIES
Litigation
IBM Corporation
     On or about March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. (“Sequent”) licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proven at trial and seeking injunctive relief.
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
     On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims as set forth in the December 2005 report. IBM argued that of the 293 items the Company had identified, 201 did not meet the level of specificity required by the Court. IBM requested that the Company be limited to 93 items set forth in the December 2005 filing which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the technology disclosures challenged by the Company from the case. This ruling is a limitation of the number of technology disclosures the Company challenged in its December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the District Court; those objections challenged the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling sustaining in full the Magistrate Judge’s ruling of June 28, 2006. The Company has filed a motion to reconsider this ruling and a motion to amend its technology disclosures of December 2005.
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
     Both parties have filed expert reports and substantially finished expert discovery. IBM has filed 6 motions for summary judgment that, if granted in whole or in substantial part, could resolve the Company’s claims in IBM’s favor or substantially reduce the Company’s claims. The Company has filed 3 motions for summary judgment. The summary judgment motions were heard by the Court on March 1, 5 and 7, 2007, as scheduled, and the Court took all motions under advisement and will issue rulings at some point in the future. A trial date will be set pending the outcome of those motions.
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
     In September 2006, Novell filed an Amended Counterclaim asserting 9 claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue the Company collected from Sun and Microsoft in 2003. Novell has moved for a preliminary injunction and partial summary judgment. The Company has opposed these filings and filed a cross-motion for partial summary judgment. Those motions were argued on January 23, 2007, before the District Court in Utah. If Novell prevails on these motions, some or all of the Company’s cash and cash equivalents could be encumbered. No ruling on the motions has been issued and it is not known when a ruling will be issued.

IPO Class Action Matter
     The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under; In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. Class standing was certified for all of these cases by the Southern District Court of New York.
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
(4) STOCKHOLDERS’ EQUITY
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
     The Company has also established an employee stock purchase plan, which is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions.

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
     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months ended January 31, 2007 and 2006, for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).
     The effect of accounting for stock-based awards under SFAS No. 123(R) for the three months ended January 31, 2007 and 2006 was to record $476,000 and $401,000, respectively, of stock-based compensation expense. For the three months ended January 31, 2007 and 2006, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended January 31,
	2007	2006

Cost of products	$—	$2,000
Cost of SCOsource licensing	70,000	53,000
Cost of services	3,000	12,000
Sales and marketing	111,000	68,000
Research and development	43,000	20,000
General and administrative	249,000	246,000

Total stock-based compensation	$476,000	$401,000

     With respect to stock options granted during the three months ended January 31, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended January 31,
	2007	2006

Risk-free interest rate	4.8%	4.4%
Expected dividend yield	0.0%	0.0%
Volatility	85.9%	63.0%
Expected exercise life (in years)	5.0	5.0
     The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.

     During the three months ended January 31, 2007, the Company granted options to purchase approximately 869,000 shares of common stock with an average exercise price of $2.30 per share. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the three months ended January 31, 2007, options to purchase approximately 5,000 shares of common stock were exercised with an average exercise price of $0.87per share. As of January 31, 2007, there were approximately 5,369,000 stock options outstanding with a weighted average exercise price of $3.82 per share.
(5) SEGMENT INFORMATION
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

	Three Months Ended January 31, 2007
	UNIX	SCOsource	Total

Revenue	$5,992,000	$23,000	$6,015,000
Cost of revenue	936,000	654,000	1,590,000

Gross margin (deficit)	5,056,000	(631,000)	4,425,000

Sales and marketing	2,440,000	—	2,440,000
Research and development	1,759,000	—	1,759,000
General and administrative	1,323,000	—	1,323,000

Total operating expenses	5,522,000	—	5,522,000

Loss from operations	$(466,000)	$(631,000)	$(1,097,000)

	Three Months Ended January 31, 2006
	UNIX	SCOsource	Total

Revenue	$7,313,000	$30,000	$7,343,000
Cost of revenue	1,221,000	4,010,000	5,231,000

Gross margin (deficit)	6,092,000	(3,980,000)	2,112,000

Sales and marketing	2,688,000	—	2,688,000
Research and development	1,777,000	94,000	1,871,000
General and administrative	1,532,000	60,000	1,592,000
Amortization of intangibles	592,000	—	592,000

Total operating expenses	6,589,000	154,000	6,743,000

Loss from operations	$(497,000)	$(4,134,000)	$(4,631,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Part II, Item 1A – Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three months ended January 31, 2007 and 2006. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
     The following table shows the operating results of the UNIX business for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31,
	2007	2006

Revenue	$5,992,000	$7,313,000
Cost of revenue	936,000	1,221,000

Gross margin	5,056,000	6,092,000

Sales and marketing	2,440,000	2,688,000
Research and development	1,759,000	1,777,000
General and administrative	1,323,000	1,532,000
Amortization of intangibles	—	592,000

Total operating expenses	5,522,000	6,589,000

Loss from operations	$(466,000)	$(497,000)

     Revenue from our UNIX business decreased by $1,321,000, or 18%, for the three months ended January 31, 2007 compared to the three months ended January 31, 2006. The revenue from this business has been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux. We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating costs for our UNIX business decreased from $6,589,000 for the three months ended January 31, 2006 to $5,522,000 for the three months ended January 31, 2007. This decrease was primarily attributable to reduced headcount and related costs as well as from the elimination of amortization expense from intangible assets. Our intangible assets became fully amortized during the three months ended October 31, 2006.
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
     In an effort to protect and defend our UNIX intellectual property rights, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property rights and expect that costs and expenses for this business for the year ending October 31, 2007 will be material.
     The following table shows the operating results of the SCOsource business for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31,
	2007	2006

Revenue	$23,000	$30,000
Cost of revenue	654,000	4,010,000

Gross deficit	(631,000)	(3,980,000)

Research and development	—	94,000
General and administrative	—	60,000

Total operating expenses	—	154,000

Loss from operations	$(631,000)	$(4,134,000)

     Revenue from our SCOsource business decreased slightly from $30,000 for the three months ended January 31, 2006 to $23,000 for the three months ended January 31, 2007. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.

     Cost of revenue, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, decreased from $4,010,000 for the three months ended January 31, 2006 to $654,000 for the three months ended January 31, 2007. The decrease in cost of revenue was primarily attributable to the absence of the $2,000,000 quarterly payment for Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”) (which quarterly payments ended during the three months ended January 31, 2006), and by significant decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation. In addition to the expenses incurred above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
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
     Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this Form 10-Q, including under Part II, Item I – Legal Proceedings. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM and Novell counterclaims is neither probable nor estimable. Because these matters are not probable or estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations, financial position and liquidity.
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
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectibility. Our policies for determining allowances for doubtful accounts have been applied consistently. Our allowance for doubtful accounts receivable was $79,000 as of January 31, 2007. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
     The following table presents our results of operations for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31,
Statement of Operations Data:	2007	2006
Revenue:
Products	$4,866,000	$6,000,000
SCOsource licensing	23,000	30,000
Services	1,126,000	1,313,000

Total revenue	6,015,000	7,343,000

Cost of revenue:
Products	377,000	584,000
SCOsource licensing	654,000	4,010,000
Services	559,000	637,000

Total cost of revenue	1,590,000	5,231,000

Gross margin	4,425,000	2,112,000

Operating expenses:
Sales and marketing	2,440,000	2,688,000
Research and development	1,759,000	1,871,000
General and administrative	1,323,000	1,592,000
Amortization of intangibles	—	592,000

Total operating expenses	5,522,000	6,743,000

Loss from operations	(1,097,000)	(4,631,000)

Equity in income (loss) of affiliate	42,000	(8,000)
Other income, net	143,000	145,000
Provision for income taxes	(112,000)	(87,000)

Net loss	$(1,024,000)	$(4,581,000)

THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
Revenue

	Three Months Ended January 31,
	2007	Change	2006
Revenue	$6,015,000	(18)%	$7,343,000

     Revenue for the three months ended January 31, 2007 decreased by $1,328,000, or 18%, from the three months ended January 31, 2006. This decrease was primarily attributable to a continued decline in our UNIX business as a result of continued competitive pressure from competing operating systems, particularly Linux.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended January 31,
	2007	Change	2006
UNIX revenue	$5,992,000	(18)%	$7,313,000
Percent of total revenue	100%		100%
SCOsource revenue	23,000	(23)%	30,000
Percent of total revenue	0%		0%
     The decrease in revenue in the UNIX business of $1,321,000, or 18%, for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 was primarily attributable to continued competition from other operating systems, particularly Linux. We anticipate that for the remainder of the year ending October 31, 2007 our UNIX business and the related revenue from the UNIX business will continue to face significant competition from Linux and other operating systems.
     Sales of our UNIX products and services during the three months ended January 31, 2007 and 2006 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (1) we are not successful with our existing customers, (2) we lose the support of any of our existing hardware and software vendors, or (3) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	Three Months Ended January 31,
	2007	Change	2006
Products revenue	$4,866,000	(19)%	$6,000,000
Percent of total revenue	81%		82%
     Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.
     The decrease in products revenue of $1,134,000, or 19%, for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 was primarily attributable to decreased sales of OpenServer and other products revenue primarily resulting from increased competition in the operating system market, particularly from Linux.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended January 31,
	2007	Change	2006
OpenServer revenue	$2,978,000	(18)%	$3,622,000
Percent of products revenue	61%		60%
UnixWare revenue	1,471,000	(15)%	1,725,000
Percent of products revenue	30%		29%
Other products revenue	417,000	(36)%	653,000
Percent of products revenue	9%		11%
     The decrease in revenue for OpenServer and UnixWare for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 is primarily the result of continued competition from other operating systems, particularly Linux. The decrease in other products revenue is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance.
SCOsource Licensing Revenue

	Three Months Ended January 31,
	2007	Change	2006
SCOsource licensing revenue	$23,000	(23)%	$30,000
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource licensing revenue was $30,000 for the three months ended January 31, 2006 compared to $23,000 for the three months ended January 31, 2007. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.
     We are unable to predict the amount and timing of future SCOsource licensing revenue, and if generated, the revenue will be sporadic.
Services Revenue

	Three Months Ended January 31,
	2007	Change	2006
Services revenue	$1,126,000	(14)%	$1,313,000
Percent of total revenue	19%		18%
     Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $187,000, or 14%, for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 was primarily attributable to the renewal of fewer support and engineering services contracts.
     The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended January 31,
	2007	Change	2006
Cost of products revenue	$377,000	(35)%	$584,000
Percent of products revenue	8%		10%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $207,000, or 35%, for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.
     For the three months ending April 30, 2007, we expect the dollar amount of our cost of products revenue to be generally consistent with the cost of products revenue incurred during the three months ended January 31, 2007 and that cost of products revenue as a percent of products revenue for the three months ending April 30, 2007 will be generally consistent with that incurred during the three months ended January 31, 2007.
Cost of SCOsource Licensing Revenue

	Three Months Ended January 31,
	2007	Change	2006
Cost of SCOsource licensing revenue	$654,000	(84)%	$4,010,000
     Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource licensing revenue decreased by $3,356,000, or 84%, during the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The decrease in cost of SCOsource licensing revenue was primarily attributable to the absence of the $2,000,000 quarterly payment and related expense for the Law Firms (which quarterly payments ended during the three months ended January 31, 2006), and significant decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters. We will continue to make payments for technical, damage and industry experts, consultants and for other fees. However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource licensing revenue for the three months ending April 30, 2007 or for future periods to be higher than the costs incurred for the three months ended January 31, 2007.
Cost of Services Revenue

	Three Months Ended January 31,
	2007	Change	2006
Cost of services revenue	$559,000	(12)%	$637,000
Percent of services revenue	50%		49%

     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $78,000, or 12%, for the three months ended January 31, 2007 compared to the three months ended January 31, 2006. This decrease was primarily attributable to reduced employee and employee-related costs.
     For the three months ending April 30, 2007, we expect the dollar amount of our cost of services revenue to be generally consistent with the cost of services revenue incurred during the three months ended January 31, 2007 and that cost of services revenue as a percent of services revenue for the three months ending April 30, 2007 will be generally consistent with that incurred during the three months ended January 31, 2007.
Sales and Marketing

	Three Months Ended January 31,
	2007	Change	2006
Sales and marketing expenses	$2,440,000	(9)%	$2,688,000
Percent of total revenue	41%		37%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses of $248,000, or 9%, for the three months ended January 31, 2007 compared with the three months ended January 31, 2006 was primarily attributable to lower travel expenses and reduced discretionary marketing spending as a result of lower revenue. Included in sales and marketing expenses for the three months ended January 31, 2007 and 2006 was $111,000 and $102,000, respectively, for stock-based compensation.
     For the three months ending April 30, 2007, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended January 31, 2007.
Research and Development

	Three Months Ended January 31,
	2007	Change	2006
Research and development expenses	$1,759,000	(6)%	$1,871,000
Percent of total revenue	29%		25%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $112,000, or 6%, for the three months ended January 31, 2007 compared with the three months ended January 31, 2006. The decrease in research and development expenses was primarily attributable to reduced employee and employee-related costs. Included in research and development expenses for the three months ended January 31, 2007 and 2006 was $43,000 and $41,000, respectively, of stock-based compensation.
     For the three months ending April 30, 2007, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended January 31, 2007.

General and Administrative

	Three Months Ended January 31,
	2007	Change	2006
General and administrative expenses	$1,323,000	(17)%	$1,592,000
Percent of total revenue	22%		22%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expenses decreased by $269,000, or 17%, during the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The decrease in general and administrative expenses was primarily attributable to decreased professional services costs. Included in general and administrative expenses for the three months ended January 31, 2007 and 2006 was $249,000 and $264,000, respectively, of stock-based compensation.
     For the three months ending April 30, 2007, we anticipate that the dollar amount of general and administrative expenses will be generally consistent with that incurred during the three months ended January 31, 2007.
Amortization of Intangibles

	Three Months Ended January 31,
	2007	Change	2006
Amortization of intangibles	$—	(100)%	$592,000
Percent of total revenue	0%		8%
     As of October 31, 2006, all intangible assets had been fully amortized and therefore no amortization expense was recorded during the three months ended January 31, 2007.
Equity in Income (Loss) of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of January 31, 2007, the carrying value of our investment of $431,000 was for our 30% ownership in a Chinese company.
     During the three months ended January 31, 2007 and 2006, we recorded $42,000 and $(8,000), respectively, representing our portion of the net income (loss) in this entity.
Other Income (Expense), net
     Other income (expense) consisted of the following components for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31,
	2007	2006

Interest income	$114,000	$152,000
Other income (expense), net	29,000	(7,000)

Total	$143,000	$145,000

     Interest income decreased by $38,000 for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
     The increase in other income (expense), net, of $36,000 for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 was primarily attributable to an increase in realized gains as a result of changes in foreign currency rates and balances.
Provision for Income Taxes
     The provision for income taxes was $112,000 for the three months ended January 31, 2007 and $87,000 for the three months ended January 31, 2006. Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
Liquidity and Capital Resources
     Our cash and cash equivalents balance increased from $5,369,000 as of October 31, 2006 to $7,137,000 as of January 31, 2007. During this same time period, our investment in available-for-sale marketable securities decreased from $2,249,000 as of October 31, 2006 to $500,000 as of January 31, 2007. Total cash and cash equivalents and available-for-sale marketable securities was $7,637,000 as of January 31, 2007. As of January 31, 2007, we also had $4,498,000 of restricted cash, of which $3,979,000 is set aside to cover expert and other costs related to our SCO Litigation and $519,000 is set aside for royalties payable to Novell.
     We intend to use the cash and cash equivalents and available-for-sale marketable securities as of January 31, 2007 to run our UNIX business and pursue the SCO Litigation and believe that we have sufficient liquidity resources to fund our operations through October 31, 2007.
     Our net cash used in operating activities during the three months ended January 31, 2007 was $220,000 and was attributable to a net loss of $1,024,000, non-cash items of $542,000 and changes in operating assets and liabilities of $262,000.
     Our net cash used in operating activities during the three months ended January 31, 2006 was $1,379,000 and was attributable to a net loss of $4,581,000, non-cash items of $1,170,000 and changes in operating assets and liabilities of $2,032,000.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the three months ended January 31, 2007, cash provided by investing activities was $1,727,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $1,749,000 offset by purchases of equipment of $22,000.
     During the three months ended January 31, 2006, cash used in investing activities was $1,100,000, which was primarily a result of purchases of available-for-sale marketable securities of $1,031,000, and purchases of equipment of $69,000.
     Our financing activities provided $234,000 of cash during the three months ended January 31, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $4,000 and proceeds of $230,000 received from the sale of common stock through our employee stock purchase plan.

     Our financing activities provided $10,197,000 of cash during the three months ended January 31, 2006. The primary sources of cash were the net proceeds from the issuance of approximately 2,852,000 shares of our common stock for $9,905,000, the exercise of options to acquire common stock of $23,000 and proceeds of $301,000 received from the sale of common stock through our employee stock purchase plan, offset, in part, by the repurchase of shares of our common stock made in connection with the completion of our rescission offer of $32,000.
     Our net accounts receivable balance decreased from $5,123,000 as of October 31, 2006 to $4,010,000 as of January 31, 2007, primarily as a result of lower sales (and related invoicing) generated during the three months ended January 31, 2007 as compared to the three months ended October 31, 2006. The majority of our accounts receivable are current and our allowance for doubtful accounts was $79,000 as of January 31, 2007, which represented approximately 2 percent of our gross accounts receivable balance. This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the three months ended January 31, 2007 and 2006 were not significant.
     As described elsewhere in this Form 10-Q, we are continuing to pay for expert, consulting and other expenses relating to our litigation with IBM. These expenses have been material in the past and even though we expect these expenses to be lower for the year ending October 31, 2007 as compared to the year ended October 31, 2006, we expect them to continue to be material to our financial statements.
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
     The following table summarizes our contractual operating lease obligations as of January 31, 2007:

		Less than			More than
	Total	1 year	1 – 3 years	3 -5 years	5 years
Operating lease obligations	$1,738,000	$1,305,000	$433,000	$—	$—

     As of January 31, 2007, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.

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
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” under Part II, Item 1A of this Form 10-Q. If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired.
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
•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation;

•	Our belief that our allowance for doubtful accounts receivable will remain consistent with our prior experience and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2007 and future periods;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource licensing revenue, and when generated, the revenue will be sporadic;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation for the three months ending April 30, 2007 that the dollar amount of our cost of products revenue and that cost of products revenue as a percent of products revenue will be generally consistent to that incurred during the three months ended January 31, 2007;

•	Our expectation for the three months ending April 30, 2007 that the dollar amount of our cost of services revenue and that cost of services revenue as a percent of services revenue will be generally consistent to that incurred during the three months ended January 31, 2007;

•	Our expectation for the three months ending April 30, 2007 that the dollar amount of our sales and marketing expenses will be generally consistent to that incurred during the three months ended January 31, 2007;

•	Our expectation for the three months ending April 30, 2007 that the dollar amount of our research and development expenses will be generally consistent to that incurred during the three months ended January 31, 2007;

•	Our expectation for the three months ending April 30, 2007 that the dollar amount of our general and administrative expenses will be generally consistent to that incurred during the three months ended January 31, 2007;

•	Our intention to use cash and cash equivalents and available-for-sale marketable securities to run our UNIX business and pursue the SCO Litigation;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2007 as compared to the year ended October 31, 2006, that they will continue to be material to our financial statements;

•	Our expectation for the three months ending April 30, 2007 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
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
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of January 31, 2007, we did not hold any cost method investments. As of January 31, 2007, the carrying value of our equity method investment of $431,000 was for our 30% ownership in a Chinese company.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2006. In addition, for more information regarding our legal proceedings, please see Note 3 included in Part 1, Item 1. Unaudited Financial Statements – Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
     Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2006, 2005 and 2004, we incurred net losses applicable to common stockholders of $16,598,000, $10,726,000 and $16,227,000, respectively, and for the three months ended January 31, 2007 we incurred a net loss of $1,024,000. As of January 31, 2007, our accumulated deficit was $252,564,000.
     If our revenue from the sale of our UNIX products and services continues to decline, or if we continue to devote significant cash resources to the SCO Litigation, we will need to further reduce operating expenses to generate positive cash flows. During October 2006, we implemented a reduction in force and decreased our ongoing operating expenses in an effort to decrease our total costs. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.
     As of January 31, 2007, we had a total of $7,637,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $4,498,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $11,021,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
We may not prevail in our lawsuits with IBM, Novell and others, which may adversely affect our ability to continue in business.
     We continue to pursue the SCO Litigation and believe in the merits of our cases. With respect to our litigation with IBM, both parties are preparing for summary judgment arguments scheduled for March 2007. IBM has filed 6 motions for summary judgment that, if granted in whole or in substantial part, could resolve our claims in IBM’s favor or substantially reduce our claims. We have filed 3 motions for summary judgment. Arguments on the motions were heard in early March 2007. The Court took the matters under advisement and will issue rulings at some point in the future.
     On November 29, 2006, the District Court issued a ruling upholding the June 28, 2006 Magistrate Judge’s ruling that removed over 180 (out of 293) of our technology disclosure claims from the case. Additionally, on December 21, 2006, the Magistrate Judge signed an order which held that certain items of technology included in our expert reports go beyond the technology disclosure claims contained in our December 22, 2005 filing. We have filed objections to that order with the District Court. The result of these recent rulings is that we still have over 100 technology disclosure claims from the December 22, 2005 filing in the case with IBM.
     With respect to our litigation with Novell, Novell claims it did not sell The Santa Cruz Operation, Inc. the UNIX copyrights and it claims it has the right to waive our claims against UNIX source licensees, such as IBM. Novell has filed a motion for preliminary injunction and a motion for partial summary judgment. We also filed a cross-motion for partial summary judgment. The Court heard arguments on these motions on January 23, 2007, and as of the date of filing of this Form 10-Q, no ruling had been made. If Novell prevails on its motion, some or all of our cash and cash equivalents could be encumbered.
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
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of January 31, 2007, we had a total of $7,637,000 in cash and cash equivalents and available-for-sale marketable securities and an additional $4,498,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $11,021,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation.

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
     Our future success may depend in part on our ability to continue to meet the increasing needs of our customers by supporting existing and emerging technologies. If we do not have the resources to enhance our products to meet these evolving needs, we may not remain competitive and be able to sustain our business. Additionally, because technological advancement in the UNIX operating system market and alternative operating system markets is progressing at an advanced pace, we will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with these developments, evolving industry standards, changing customer requirements and keeping current on certifications. Our failure to meet any of these and other competitive pressures may render our existing products and services obsolete, which would have an adverse impact on our revenue and operations.
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
     Our common stock is listed on the Nasdaq Capital Market and had a closing price of $0.96 at the close of the market on March 14, 2007. If the price of our common stock falls below $1.00 and for 30 consecutive business days remains below $1.00, we will receive a deficiency notice from NASDAQ advising us that we have been afforded a 180-calendar day compliance period. If our stock fails to maintain a minimum bid price of $1.00 for 10 consecutive business days during a 180-day compliance period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market, and, under certain circumstances, even if our stock maintains a minimum bid price of $1.00 for 10 consecutive business days, we may receive a delisting notice from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Capital Market. Accordingly, our stock would be less liquid than it would otherwise be, and the value of our stock could decrease.
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
     As of February 28, 2007, we have issued outstanding options to purchase up to approximately 5,369,000 shares of common stock with an average exercise price of $3.82 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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

Date: March 16, 2007	THE SCO GROUP, INC.
	By:	/s/ Bert B. Young
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