Form 10-Q
period 2007-04-30
SCO GROUP INC
filed 2007-06-14
CIK 1102542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES ☐ NO ☑
As of June 12, 2007, there were 21,437,141 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	October 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,787	$5,369
Restricted cash	5,389	8,024
Available-for-sale marketable securities	—	2,249
Accounts receivable, net of allowance for doubtful accounts of $76 and $106, respectively	4,320	5,123
Other	1,402	1,514

Total current assets	18,898	22,279

PROPERTY AND EQUIPMENT:
Computer and office equipment	1,951	2,259
Leasehold improvements	263	316
Furniture and fixtures	79	78

	2,293	2,653
Less accumulated depreciation and amortization	(1,839)	(2,045)

Net property and equipment	454	608

OTHER ASSETS:	495	522

Total assets	$19,847	$23,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,867	$2,338
Payable to Novell, Inc.	1,995	2,978
Accrued payroll and benefits	1,859	2,507
Accrued liabilities	2,504	3,059
Deferred revenue	3,120	2,994
Royalties payable	349	439
Income taxes payable	771	820

Total current liabilities	12,465	15,135

LONG-TERM LIABILITIES	189	192

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,531 and 21,391 shares outstanding, respectively	22	21
Additional paid-in capital	261,503	260,259
Common stock held in treasury, 297 shares	(2,446)	(2,446)
Warrants outstanding	856	856
Accumulated other comprehensive income	965	932
Accumulated deficit	(253,707)	(251,540)

Total stockholders’ equity	7,193	8,082

Total liabilities and stockholders’ equity	$19,847	$23,409

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
REVENUE:
Products	$4,895	$5,703	$9,761	$11,703
SCOsource licensing	—	34	23	64
Services	1,119	1,389	2,245	2,702

Total revenue	6,014	7,126	12,029	14,469

COST OF REVENUE:
Products	335	497	712	1,081
SCOsource licensing	1,066	3,762	1,720	7,772
Services	546	709	1,105	1,346

Total cost of revenue	1,947	4,968	3,537	10,199

GROSS MARGIN	4,067	2,158	8,492	4,270

OPERATING EXPENSES:
Sales and marketing	2,393	2,857	4,833	5,545
Research and development	1,554	1,886	3,313	3,757
General and administrative	1,351	1,718	2,674	3,310
Amortization of intangibles	—	593	—	1,185

Total operating expenses	5,298	7,054	10,820	13,797

LOSS FROM OPERATIONS	(1,231)	(4,896)	(2,328)	(9,527)

EQUITY IN INCOME (LOSS) OF AFFILIATE	64	—	106	(8)

OTHER INCOME (EXPENSE):
Interest income	125	199	239	351
Other income (expense), net	(20)	117	9	110

Total other income, net	105	316	248	461

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,062)	(4,580)	(1,974)	(9,074)

PROVISION FOR INCOME TAXES	(81)	(114)	(193)	(201)

NET LOSS	$(1,143)	$(4,694)	$(2,167)	$(9,275)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.22)	$(0.10)	$(0.45)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,233	20,994	21,209	20,520

OTHER COMPREHENSIVE LOSS:
Net loss	$(1,143)	$(4,694)	$(2,167)	$(9,275)
Foreign currency translation adjustment	9	26	33	20
Unrealized gain on available-for-sale marketable securities	—	11	—	45

COMPREHENSIVE LOSS	$(1,134)	$(4,657)	$(2,134)	$(9,210)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,167)	$(9,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,011	833
Depreciation and amortization	167	148
Loss on disposition and write-downs of long-lived assets	35	7
Equity in (income) loss of affiliate	(106)	8
Amortization of intangibles (including $0 and $169 classified as cost of SCOsource licensing revenue)	—	1,354
Changes in operating assets and liabilities:
Restricted cash	1,652	2,735
Accounts receivable, net	803	1,234
Other current assets	245	726
Other assets	—	(1)
Accounts payable	(471)	1,472
Accrued payroll and benefits	(648)	(584)
Accrued liabilities	(555)	90
Deferred revenue	126	(458)
Royalties payable	(90)	(125)
Income taxes payable	(49)	73
Long-term liabilities	(3)	(73)

Net cash used in operating activities	(50)	(1,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	(153)
Purchase of available-for-sale marketable securities	—	(6,435)
Proceeds from sale of available-for-sale marketable securities	2,249	3,500

Net cash provided by (used in) investing activities	2,200	(3,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	230	301
Proceeds from exercise of common stock options	4	32
Repurchase of common stock	—	(32)
Proceeds from sale of common stock in a private placement, net of issuance costs	—	9,809

Net cash provided by financing activities	234	10,110

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,384	5,186
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	34	66
CASH AND CASH EQUIVALENTS, beginning of period	5,369	4,272

CASH AND CASH EQUIVALENTS, end of period	$7,787	$9,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$150	$138

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Decrease in common stock subject to rescission	$—	$(1,018)
See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market as well as replicated site franchises of Fortune 1000 companies. The Company has operations in a number of countries that provide support services to customers and resellers. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code in May 2001 from The Santa Cruz Operation, which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems. During the year ended October 31, 2003, the Company initiated its SCOsource business to protect and defend its UNIX intellectual property rights.
     The Company incurred a net loss of $2,167,000 for the six months ended April 30, 2007, and during that same period used cash of $50,000 in its operating activities. As of April 30, 2007, the Company had a total of $7,787,000 in cash and cash equivalents and $5,389,000 in restricted cash, of which $3,394,000 is designated to pay for experts, consultants and other costs in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), and the remaining $1,995,000 of restricted cash is payable to Novell for its retained binary royalty stream.
(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and six months ended April 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2007.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting policies and estimates include: revenue recognition, allowances for doubtful accounts receivable, useful lives and impairment of long-lived assets, litigation reserves, and deferred income tax assets and related valuation allowances.
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
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $4,796,000 and $2,555,000 as of

April 30, 2007 and October 31, 2006, respectively. Cash was $2,991,000 and $2,814,000 as of April 30, 2007 and October 31, 2006, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.
Available-for-Sale Marketable Securities
     Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss. Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. Available-for-sale marketable securities were $0 and $2,249,000 as of April 30, 2007 and October 31, 2006, respectively.
Net Loss Per Common Share
     Basic net income or loss per common share (“Basic EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock. If dilutive, the Company computes Diluted EPS using the treasury stock method.
     Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 5,915,000 and 4,981,000 for the three and six months ended April 30, 2007 and 2006, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
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
     In September 2006, Novell filed an Amended Counterclaim asserting 9 claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue the Company collected from Sun and Microsoft in 2003. In September 2006, Novell also filed a motion for summary judgment or a preliminary injunction. The Company has opposed the motion and filed a cross-motion for summary judgment or partial summary judgment. Those motions were argued on January 23, 2007, before the District Court in Utah. If Novell prevails on these motions, some or all of the Company’s cash and cash equivalents could be encumbered. No ruling on the motions has been issued and it is not known when a ruling will be issued.
     Novell has also filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and UnixWare copyrights under the APA, that the Company has not met its burden of establishing special damages on its slander of title claim, that Novell retained broad rights to waive our contract claims against IBM, and that the portion of the Company’s contract and unfair competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. The Company has filed its own motions for summary judgment seeking a ruling that it owns the UNIX and UnixWare copyrights under the APA, and that Novell’s retained rights under the APA are much narrower than Novell now claims. The Court heard the foregoing motions on May 31 and June 4, 2007, and took all motions under advisement.
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
     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three and six months ended April 30, 2007 and 2006, for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).
     The effect of accounting for stock-based awards under SFAS No. 123(R) for the three months ended April 30, 2007 and 2006 was to record $535,000 and $432,000, respectively, of stock-based compensation expense. For the six months ended April 30, 2007 and 2006, $1,011,000 and $833,000, respectively, of stock-based compensation expense was recorded. For the three and six months ended April 30, 2007 and 2006, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Cost of products	$3,000	$5,000	$3,000	$7,000
Cost of SCOsource licensing	74,000	57,000	144,000	110,000
Cost of services	14,000	16,000	17,000	29,000
Sales and marketing	107,000	91,000	218,000	159,000
Research and development	54,000	36,000	97,000	56,000
General and administrative	283,000	227,000	532,000	472,000

Total stock-based compensation	$535,000	$432,000	$1,011,000	$833,000

     With respect to stock options granted during the three and six months ended April 30, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Risk-free interest rate	4.6%	4.9%	4.7%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	87.2%	61.1%	86.6%	62.1%
Expected exercise life (in years)	5.0	5.0	5.0	5.0
     The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.
     During the six months ended April 30, 2007, the Company granted options to purchase approximately 1,226,000 shares of common stock with an average exercise price of $1.90 per share. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the six months ended April 30, 2007, options to purchase approximately 5,000 shares of common stock were exercised with an average exercise price of $0.87 per share. As of April 30, 2007, there were approximately 5,680,000 stock options outstanding with a weighted average exercise price of $3.63 per share.
Change in Control Provision for Employees
     On March 26, 2007, the Company’s Board of Directors approved a modification to certain stock option awards to allow for full vesting on stock option awards for employees who are non-executive officers in the event of a Change in Control, as defined. The adoption of this provision represents a modification to the outstanding underlying stock option awards. The Company determined that the fair value of the awards on the modification date, in accordance with SFAS No. 123(R), was $0.
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

	Three Months Ended April 30, 2007
	UNIX	SCOsource	Total

Revenue	$6,014,000	$—	$6,014,000
Cost of revenue	881,000	1,066,000	1,947,000

Gross margin (deficit)	5,133,000	(1,066,000)	4,067,000

Sales and marketing	2,393,000	—	2,393,000
Research and development	1,554,000	—	1,554,000
General and administrative	1,351,000	—	1,351,000

Total operating expenses	5,298,000	—	5,298,000

Loss from operations	$(165,000)	$(1,066,000)	$(1,231,000)

	Three Months Ended April 30, 2006
	UNIX	SCOsource	Total

Revenue	$7,092,000	$34,000	$7,126,000
Cost of revenue	1,206,000	3,762,000	4,968,000

Gross margin (deficit)	5,886,000	(3,728,000)	2,158,000

Sales and marketing	2,856,000	1,000	2,857,000
Research and development	1,792,000	94,000	1,886,000
General and administrative	1,681,000	37,000	1,718,000
Amortization of intangibles	593,000	—	593,000

Total operating expenses	6,922,000	132,000	7,054,000

Loss from operations	$(1,036,000)	$(3,860,000)	$(4,896,000)

	Six Months Ended April 30, 2007
	UNIX	SCOsource	Total

Revenue	$12,006,000	$23,000	$12,029,000
Cost of revenue	1,817,000	1,720,000	3,537,000

Gross margin (deficit)	10,189,000	(1,697,000)	8,492,000

Sales and marketing	4,833,000	—	4,833,000
Research and development	3,313,000	—	3,313,000
General and administrative	2,674,000	—	2,674,000

Total operating expenses	10,820,000	—	10,820,000

Loss from operations	$(631,000)	$(1,697,000)	$(2,328,000)

	Six Months Ended April 30, 2006
	UNIX	SCOsource	Total

Revenue	$14,405,000	$64,000	$14,469,000
Cost of revenue	2,427,000	7,772,000	10,199,000

Gross margin (deficit)	11,978,000	(7,708,000)	4,270,000

Sales and marketing	5,544,000	1,000	5,545,000
Research and development	3,569,000	188,000	3,757,000
General and administrative	3,213,000	97,000	3,310,000
Amortization of intangibles	1,185,000	—	1,185,000

Total operating expenses	13,511,000	286,000	13,797,000

Loss from operations	$(1,533,000)	$(7,994,000)	$(9,527,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Part II, Item 1A – Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three and six months ended April 30, 2007 and 2006. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Business Focus
     UNIX Business. Our UNIX business serves the needs of small-to-medium sized businesses as well as replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX software technology for distributed, embedded and network-based systems. Our UNIX business includes our mobility product and services offerings. Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers. We have a presence in a number of countries that provide support and services to customers and resellers. The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.
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
     The following table shows the operating results of the UNIX business for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Revenue	$6,014,000	$7,092,000	$12,006,000	$14,405,000
Cost of revenue	881,000	1,206,000	1,817,000	2,427,000

Gross margin	5,133,000	5,886,000	10,189,000	11,978,000

Sales and marketing	2,393,000	2,856,000	4,833,000	5,544,000
Research and development	1,554,000	1,792,000	3,313,000	3,569,000
General and administrative	1,351,000	1,681,000	2,674,000	3,213,000
Amortization of intangibles	—	593,000	—	1,185,000

Total operating expenses	5,298,000	6,922,000	10,820,000	13,511,000

Loss from operations	$(165,000)	$(1,036,000)	$(631,000)	$(1,533,000)

     Revenue from the UNIX business decreased by $1,078,000, or 15%, for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 and revenue from the UNIX business decreased by $2,399,000, or 17%, for the six months ended April 30, 2007 compared to the six months ended April 30, 2006. The revenue from this business has been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux. We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating costs for the UNIX business decreased from $6,922,000 for the three months ended April 30, 2006 to $5,298,000 for the three months ended April 30, 2007 and operating costs for the UNIX business decreased from $13,511,000 for the six months ended April 30, 2006 to $10,820,000 for the six months ended April 30, 2007. These decreases were primarily attributable to reduced headcount and related costs as well as from the elimination of amortization expense from intangible assets. Our intangible assets became fully amortized during the three months ended October 31, 2006.
     The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support for our products. The decline in our UNIX business and our SCOsource business may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in revenue and an increase in negative cash flows from our UNIX business.
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
     The following table shows the operating results of the SCOsource business for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Revenue	$—	$34,000	$23,000	$64,000
Cost of revenue	1,066,000	3,762,000	1,720,000	7,772,000

Gross deficit	(1,066,000)	(3,728,000)	(1,697,000)	(7,708,000)

Sales and marketing	—	1,000	—	1,000
Research and development	—	94,000	—	188,000
General and administrative	—	37,000	—	97,000

Total operating expenses	—	132,000	—	286,000

Loss from operations	$(1,066,000)	$(3,860,000)	$(1,697,000)	$(7,994,000)

     Revenue from our SCOsource business decreased from $34,000 for the three months ended April 30, 2006 to $0 for the three months ended April 30, 2007. Revenue also decreased from $64,000 for the six months ended April 30, 2006 to $23,000 for the six months ended April 30, 2007. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.
     Cost of revenue, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, decreased from $3,762,000 for the three months ended April 30, 2006 to $1,066,000 for the three months ended April 30, 2007 and decreased from $7,772,000 for the six months ended April 30, 2006 to $1,720,000 for the six months ended April 30, 2007. The decreases in cost of revenue were primarily attributable to the absence of the $2,000,000 quarterly payment for Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”) (which quarterly payments ended during the three months ended January 31, 2006), and by significant decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation. In addition to the expenses incurred above, we must pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
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
Critical Accounting Policies
Our critical accounting policies and estimates include the following:
•	Revenue recognition;

•	Deferred income tax assets and related valuation allowances;

•	Litigation reserves;

•	Useful lives and impairment of property and equipment; and

•	Allowances for doubtful accounts.
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
     Deferred Income Tax Assets and Related Valuation Allowances. The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We have provided a valuation allowance of $76,385,000 against our entire net deferred income tax assets as of October 31, 2006. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.
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
     Useful Lives and Impairment of Property and Equipment. We review our long-lived assets for impairment at each balance sheet date and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Economic useful lives of long-lived assets are assessed and adjusted as circumstances dictate.
     Write-downs of long-lived assets may be necessary if the future fair value of these assets is less than the carrying value. If the operating trends for our UNIX or SCOsource businesses continue to decline, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectibility. Our policies for determining allowances for doubtful accounts have been applied consistently. Our allowance for doubtful accounts receivable was $76,000 as of April 30, 2007. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
     The following table presents our results of operations for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Statement of Operations Data:
Revenue:
Products	$4,895,000	$5,703,000	$9,761,000	$11,703,000
SCOsource licensing	—	34,000	23,000	64,000
Services	1,119,000	1,389,000	2,245,000	2,702,000

Total revenue	6,014,000	7,126,000	12,029,000	14,469,000

Cost of revenue:
Products	335,000	497,000	712,000	1,081,000
SCOsource licensing	1,066,000	3,762,000	1,720,000	7,772,000
Services	546,000	709,000	1,105,000	1,346,000

Total cost of revenue	1,947,000	4,968,000	3,537,000	10,199,000

Gross margin	4,067,000	2,158,000	8,492,000	4,270,000

Operating expenses:
Sales and marketing	2,393,000	2,857,000	4,833,000	5,545,000
Research and development	1,554,000	1,886,000	3,313,000	3,757,000
General and administrative	1,351,000	1,718,000	2,674,000	3,310,000
Amortization of intangibles	—	593,000	—	1,185,000

Total operating expenses	5,298,000	7,054,000	10,820,000	13,797,000

Loss from operations	(1,231,000)	(4,896,000)	(2,328,000)	(9,527,000)

Equity in income (loss) of affiliate	64,000	—	106,000	(8,000)
Other income, net	105,000	316,000	248,000	461,000
Provision for income taxes	(81,000)	(114,000)	(193,000)	(201,000)

Net loss	$(1,143,000)	$(4,694,000)	$(2,167,000)	$(9,275,000)

THREE AND SIX MONTHS ENDED APRIL 30, 2007 AND 2006
Revenue

	Three Months Ended April 30,
	2007	Change	2006
Revenue	$6,014,000	(16)%	$7,126,000

	Six Months Ended April 30,
	2007	Change	2006
Revenue	$12,029,000	(17)%	$14,469,000
     Revenue for the three months ended April 30, 2007 decreased by $1,112,000, or 16%, from the three months ended April 30, 2006 and revenue for the six months ended April 30, 2007 decreased by $2,440,000, or 17%, from the six months ended April 30, 2006. These decreases were primarily attributable to a continued decline in our UNIX business as a result of continued competitive pressure from competing operating systems, particularly Linux.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended April 30,
	2007	Change	2006
UNIX revenue	$6,014,000	(15)%	$7,092,000
Percent of total revenue	100%		100%
SCOsource revenue	—	(100)%	34,000
Percent of total revenue	0%		0%

	Six Months Ended April 30,
	2007	Change	2006
UNIX revenue	$12,006,000	(17)%	$14,405,000
Percent of total revenue	100%		100%
SCOsource revenue	23,000	(64)%	64,000
Percent of total revenue	0%		0%
     The decrease in revenue in the UNIX business of $1,078,000, or 15%, for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 and the decrease in revenue in the UNIX business of $2,399,000, or 17%, for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 was primarily attributable to continued competition from other operating systems, particularly Linux. We anticipate that for the remainder of the year ending October 31, 2007 our UNIX business and the related revenue from the UNIX business will continue to face significant competition from Linux and other operating systems.
     Sales of our UNIX products and services during the three and six months ended April 30, 2007 and 2006 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (1) we are not successful with our existing customers, (2) we lose the support of any of our existing hardware and software vendors, or (3) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	Three Months Ended April 30,
	2007	Change	2006
Products revenue	$4,895,000	(14)%	$5,703,000
Percent of total revenue	81%		80%

	Six Months Ended April 30,
	2007	Change	2006
Products revenue	$9,761,000	(17)%	$11,703,000
Percent of total revenue	81%		81%
     Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.
     The decrease in products revenue of $808,000, or 14%, for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 and the decrease in products revenue of $1,942,000, or 17%, for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 was primarily attributable to decreased sales of OpenServer and UnixWare and other products revenue primarily resulting from increased competition in the operating system market, particularly from Linux.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended April 30,
	2007	Change	2006
OpenServer revenue	$3,090,000	(8)%	$3,370,000
Percent of products revenue	63%		59%
UnixWare revenue	1,177,000	(26)%	1,584,000
Percent of products revenue	24%		28%
Other products revenue	628,000	(16)%	749,000
Percent of products revenue	13%		13%

	Six Months Ended April 30,
	2007	Change	2006
OpenServer revenue	$6,067,000	(13)%	$6,991,000
Percent of products revenue	62%		60%
UnixWare revenue	2,649,000	(20)%	3,309,000
Percent of products revenue	27%		28%
Other products revenue	1,045,000	(26)%	1,403,000
Percent of products revenue	11%		12%

     The decrease in revenue for OpenServer and UnixWare for the three and six months ended April 30, 2007 compared to the three and six months ended April 30, 2006 is primarily the result of continued competition from other operating systems, particularly Linux. The decrease in other products revenue for the three and six months ended April 30, 2007 compared to the three and six months ended April 30, 2006 is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance.
SCOsource Licensing Revenue

	Three Months Ended April 30,
	2007	Change	2006
SCOsource licensing revenue	$—	(100)%	$34,000

	Six Months Ended April 30,
	2007	Change	2006
SCOsource licensing revenue	$23,000	(64)%	$64,000
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource licensing revenue was $0 for the three months ended April 30, 2007 compared to $34,000 for the three months ended April 30, 2006 and was $23,000 for the six months ended April 30, 2007 compared to $64,000 for the six months ended April 30, 2006. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.
     We are unable to predict the amount and timing of future SCOsource licensing revenue, and if generated, the revenue will be sporadic.
Services Revenue

	Three Months Ended April 30,
	2007	Change	2006
Services revenue	$1,119,000	(19)%	$1,389,000
Percent of total revenue	19%		20%

	Six Months Ended April 30,
	2007	Change	2006
Services revenue	$2,245,000	(17)%	$2,702,000
Percent of total revenue	19%		19%
     Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $270,000, or 19%, for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 and the decrease in services revenue of $457,000, or 17%, for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 was primarily attributable to the renewal of fewer support and engineering services contracts as a result of lower UNIX product revenue.
     The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended April 30,
	2007	Change	2006
Cost of products revenue	$335,000	(33)%	$497,000
Percent of products revenue	7%		9%

	Six Months Ended April 30,
	2007	Change	2006
Cost of products revenue	$712,000	(34)%	$1,081,000
Percent of products revenue	7%		9%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $162,000, or 33%, for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and decreased by $369,000, or 34%, for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006. The decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.
     For the three months ending July 31, 2007, we expect the dollar amount of our cost of products revenue to be generally consistent with the cost of products revenue incurred during the three months ended April 30, 2007 and that cost of products revenue as a percent of products revenue for the three months ending July 31, 2007 will be generally consistent with that incurred during the three months ended April 30, 2007.
Cost of SCOsource Licensing Revenue

	Three Months Ended April 30,
	2007	Change	2006
Cost of SCOsource licensing revenue	$1,066,000	(72)%	$3,762,000

	Six Months Ended April 30,
	2007	Change	2006
Cost of SCOsource licensing revenue	$1,720,000	(78)%	$7,772,000
     Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource licensing revenue decreased by $2,696,000, or 72%, during the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and decreased by $6,052,000, or 78%, for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006. The decrease in cost of SCOsource licensing revenue was primarily attributable to the absence of the $2,000,000 quarterly payment and related expense for the Law Firms (which quarterly payments ended during the three months ended January 31, 2006), and significant decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters. We will continue to make payments for technical, damage and industry experts, consultants and for other fees. However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource licensing revenue for the three months ending July 31, 2007 or for future periods to be higher than the costs incurred for the three months ended April 30, 2007.
Cost of Services Revenue

	Three Months Ended April 30,
	2007	Change	2006
Cost of services revenue	$546,000	(23)%	$709,000
Percent of services revenue	49%		51%

	Six Months Ended April 30,
	2007	Change	2006
Cost of services revenue	$1,105,000	(18)%	$1,346,000
Percent of services revenue	49%		50%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $163,000, or 23%, for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 and decreased by $241,000, or 18%, for the six months ended April 30, 2007 compared to the six months ended April 30, 2006. These decreases were primarily attributable to reduced employee and employee-related costs.
     For the three months ending July 31, 2007, we expect the dollar amount of our cost of services revenue to be generally consistent with the cost of services revenue incurred during the three months ended April 30, 2007 and that cost of services revenue as a percent of services revenue for the three months ending July 31, 2007 will be generally consistent with that incurred during the three months ended April 30, 2007.
Sales and Marketing

	Three Months Ended April 30,
	2007	Change	2006
Sales and marketing expenses	$2,393,000	(16)%	$2,857,000
Percent of total revenue	40%		40%

	Six Months Ended April 30,
	2007	Change	2006
Sales and marketing expenses	$4,833,000	(13)%	$5,545,000
Percent of total revenue	40%		38%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses of $464,000, or 16%, for the three months ended April 30, 2007 compared with the three months ended April 30, 2006 and the decrease of $712,000, or 13%, for the six months ended April 30, 2007 compared with the six months ended April 30, 2006 was primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue. Included in sales and marketing expenses for the three months ended April 30, 2007 and 2006 was $107,000 and $91,000, respectively, for stock-based compensation. Included in sales and marketing expenses for the six months ended April 30, 2007 and 2006 was $218,000 and $159,000, respectively, for stock-based compensation.
     For the three months ending July 31, 2007, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended April 30, 2007.
Research and Development

	Three Months Ended April 30,
	2007	Change	2006
Research and development expenses	$1,554,000	(18)%	$1,886,000
Percent of total revenue	26%		26%

	Six Months Ended April 30,
	2007	Change	2006
Research and development expenses	$3,313,000	(12)%	$3,757,000
Percent of total revenue	28%		26%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $332,000, or 18%, for the three months ended April 30, 2007 compared with the three months ended April 30, 2006 and decreased by $444,000, or 12%, for the six months ended April 30, 2007 compared with the six months ended April 30, 2006. The decrease in research and development expenses was primarily attributable to reduced employee and employee-related costs. Included in research and development expenses for the three months ended April 30, 2007 and 2006 was $54,000 and $36,000, respectively, of stock-based compensation. Included in research and development expenses for the six months ended April 30, 2007 and 2006 was $97,000 and $56,000, respectively, for stock-based compensation.
     For the three months ending July 31, 2007, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended April 30, 2007.
General and Administrative

	Three Months Ended April 30,
	2007	Change	2006
General and administrative expenses	$1,351,000	(21)%	$1,718,000
Percent of total revenue	22%		24%

	Six Months Ended April 30,
	2007	Change	2006
General and administrative expenses	$2,674,000	(19)%	$3,310,000
Percent of total revenue	22%		23%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expenses decreased by $367,000, or 21%, during the three months ended April 30, 2007 as compared to the three months ended April 30,

2006 and decreased by $636,000 or 19%, during the six months ended April 30, 2007 as compared to the six months ended April 30, 2006. The decrease in general and administrative expenses was primarily attributable to decreased professional services costs. Included in general and administrative expenses for the three months ended April 30, 2007 and 2006 was $283,000 and $227,000, respectively, of stock-based compensation. Included in general and administrative expenses for the six months ended April 30, 2007 and 2006 was $532,000 and $472,000, respectively, for stock-based compensation.
     For the three months ending July 31, 2007, we anticipate that the dollar amount of general and administrative expenses will be generally consistent with that incurred during the three months ended April 30, 2007.
Amortization of Intangibles

	Three Months Ended April 30,
	2007	Change	2006
Amortization of intangibles	$—	(100)%	$593,000
Percent of total revenue	0%		8%

	Six Months Ended April 30,
	2007	Change	2006
Amortization of intangibles	$—	(100)%	$1,185,000
Percent of total revenue	0%		8%
     As of October 31, 2006, all intangible assets had been fully amortized and, therefore, no amortization expense was recorded during the three and six months ended April 30, 2007.
Equity in Income (Loss) of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of April 30, 2007, the carrying value of our investment of $495,000 was for our 30% ownership in a Chinese company.
     During the three months ended April 30, 2007 and 2006, we recorded $64,000 and $0, respectively, representing our portion of the net income (loss) in this entity. During the six months ended April 30, 2007 and 2006, we recorded $106,000 and $(8,000), respectively, representing our portion of the net income (loss) in this entity.
Other Income (Expense), net
     Other income (expense) consisted of the following components for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Interest income	$125,000	$199,000	$239,000	$351,000
Other income (expense), net	(20,000)	117,000	9,000	110,000

Total	$105,000	$316,000	$248,000	$461,000

     Interest income decreased by $74,000 for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and decreased by $112,000 for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
     The decrease in other income (expense), net, of $137,000 for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and the decrease of $101,000 for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006 was primarily attributable to a decrease in realized gains as a result of changes in foreign currency rates and balances.
Provision for Income Taxes
     The provision for income taxes was $81,000 for the three months ended April 30, 2007 and $114,000 for the three months ended April 30, 2006 and was $193,000 for the six months ended April 30, 2007 and $201,000 for the six months ended April 30, 2006. Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
Liquidity and Capital Resources
     Our cash and cash equivalents balance increased from $5,369,000 as of October 31, 2006 to $7,787,000 as of April 30, 2007. During this same time period, our investment in available-for-sale marketable securities decreased from $2,249,000 as of October 31, 2006 to $0 as of April 30, 2007. As of April 30, 2007, we also had $5,389,000 of restricted cash, of which $3,394,000 is set aside to cover expert and other costs related to the SCO Litigation and $1,995,000 is set aside for royalties payable to Novell.
     We intend to use the cash and cash equivalents as of April 30, 2007 to run our UNIX business, which includes our mobility product and services offerings, and pursue the SCO Litigation and believe that we have sufficient liquid resources to fund our operations through at least October 31, 2007.
     Our net cash used in operating activities during the six months ended April 30, 2007 was $50,000 and was attributable to a net loss of $2,167,000, non-cash items of $1,107,000 and changes in operating assets and liabilities of $1,010,000.
     Our net cash used in operating activities during the six months ended April 30, 2006 was $1,836,000 and was attributable to a net loss of $9,275,000, non-cash items of $2,350,000 and changes in operating assets and liabilities of $5,089,000.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the six months ended April 30, 2007, cash provided by investing activities was $2,200,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $2,249,000, offset by purchases of equipment of $49,000.
     During the six months ended April 30, 2006, cash used in investing activities was $3,088,000, which was primarily a result of purchases, net of sales, of available-for-sale marketable securities of $2,935,000, and purchases of equipment of $153,000.
     Our financing activities provided $234,000 of cash during the six months ended April 30, 2007. The primary sources of cash were from the exercise of options to acquire common stock of

$4,000 and proceeds of $230,000 received from the sale of common stock through our employee stock purchase plan.
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
     Our net accounts receivable balance decreased from $5,123,000 as of October 31, 2006 to $4,320,000 as of April 30, 2007, primarily as a result of lower sales (and related invoicing) generated during the three months ended April 30, 2007 as compared to the three months ended October 31, 2006. The majority of our accounts receivable are current and our allowance for doubtful accounts was $76,000 as of April 30, 2007, which represented approximately 2 percent of our gross accounts receivable balance and is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the three and six months ended April 30, 2007 and 2006 were not significant.
     As described elsewhere in this Form 10-Q, we are continuing to pay for expert, consulting and other expenses relating to the SCO Litigation. These expenses have been material in the past and even though we expect these expenses to be lower for the year ending October 31, 2007 as compared to the year ended October 31, 2006, we expect them to continue to be material to our financial statements.
     In addition to the cash expenditures mentioned above, we must pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:
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
     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending October 31, 2010.
     The following table summarizes our contractual operating lease obligations as of April 30, 2007:

		Less than			More than
	Total	1 year	1 – 3 years	3 -5 years	5 years
Operating lease obligations	$1,324,000	$996,000	$328,000	$—	$—

     As of April 30, 2007, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.
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
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash and cash equivalents resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons, including those listed under the section “Risk Factors” under Part II, Item 1A of this Form 10-Q. If additional equity financing is available, it may not be available to us on attractive terms and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired.
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
•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation;

•	Our belief that our allowance for doubtful accounts receivable will remain consistent with our prior experience and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2007 and future periods;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource licensing revenue, and when generated, the revenue will be sporadic;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation for the three months ending July 31, 2007 that the dollar amount of our cost of products revenue and that cost of products revenue as a percent of products revenue will be generally consistent to that incurred during the three months ended April 30, 2007;

•	Our expectation for the three months ending July 31, 2007 that the dollar amount of our cost of services revenue and that cost of services revenue as a percent of services revenue will be generally consistent to that incurred during the three months ended April 30, 2007;

•	Our expectation for the three months ending July 31, 2007 that the dollar amount of our sales and marketing expenses will be generally consistent to that incurred during the three months ended April 30, 2007;

•	Our expectation for the three months ending July 31, 2007 that the dollar amount of our research and development expenses will be generally consistent to that incurred during the three months ended April 30, 2007;

•	Our expectation for the three months ending July 31, 2007 that the dollar amount of our general and administrative expenses will be generally consistent to that incurred during the three months ended April 30, 2007;

•	Our intention to use cash and cash equivalents to run our UNIX business, which includes our mobility product and services offerings, and pursue the SCO Litigation and our expectation that we have sufficient liquid resources to fund our operations through at least October 31, 2007;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2007 as compared to the year ended October 31, 2006, that they will continue to be material to our financial statements;

•	Our expectation for the three months ending July 31, 2007 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
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
     Interest Rate Risk. The primary objective of our cash management strategy is to invest available funds in a manner that assures safety and liquidity and maximizes yield within such constraints. We believe that a hypothetical movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash and cash equivalents. We do not borrow money for short-term investment purposes.
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of April 30, 2007, we did not hold any cost method investments. As of April 30, 2007, the carrying value of our equity method investment of $495,000 was for our 30% ownership in a Chinese company.
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
     Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2006, 2005 and 2004, we incurred net losses of $16,598,000, $10,726,000 and $16,227,000, respectively, and for the six months ended April 30, 2007 we incurred a net loss of $2,167,000. As of April 30, 2007, our accumulated deficit was $253,707,000.
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
     As of April 30, 2007, we had a total of $7,787,000 in cash and cash equivalents and an additional $5,389,000 of restricted cash of which $3,394,000 can be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $11,606,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
We may not prevail in our lawsuits with IBM, Novell and others, which may adversely affect our ability to continue in business.
     We continue to pursue the SCO Litigation and believe in the merits of our cases. With respect to our litigation with IBM, both parties presented summary judgment arguments in March 2007. IBM filed 6 motions for summary judgment that, if granted in whole or in substantial part, could resolve our claims in IBM’s favor or substantially reduce our claims. We filed 3 motions for summary judgment. Arguments on the motions were heard in early March 2007. The Court took the matters under advisement and will issue rulings at some point in the future.
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
     With respect to our litigation with Novell, Novell claims it did not sell UNIX copyrights under the APA, that it has the right to waive our claims against UNIX source licensees, such as IBM, and that it is entitled to certain revenue we collected from Sun and Microsoft in 2003. If Novell prevails in whole or in part on its summary judgment motions, some or all of our cash and cash equivalents could be encumbered and our claims against Novell and IBM may be substantially reduced or eliminated.
     We cannot guarantee whether our claims against IBM or Novell will be heard by a jury. The lawsuits with IBM and Novell will continue to be costly. In the event we are not successful with the IBM or Novell motions, or the continuing litigation requires more cash than expected, our business and operations would be materially harmed.
     If we do not prevail in our action against IBM, or if IBM is successful in its counterclaims against us, our ability to continue in business and results of operations would be materially harmed. Additionally, the market price of our common stock may be negatively affected as a result of developments in our legal action against IBM that may be, or may be perceived to be, adverse to us.
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
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of April 30, 2007, we had a total of $7,787,000 in cash and cash equivalents and an additional $3,394,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $11,606,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation.

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
We could lose our listing on the Nasdaq Capital Market and the loss of our listing would make our stock significantly less liquid and would affect its value.
     There are certain qualitative and quantitative criteria for continued listing on the Nasdaq Capital Market, known as continued listing requirements. Failure to satisfy any one of these continued listing requirements could result in our securities being delisted from the Nasdaq Capital Market. On April 23, 2007, we received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under

Nasdaq Marketplace Rule 4310(c)(4). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided an initial period of 180 calendar days, or until October 22, 2007, to regain compliance. On June 11, 2007, we received a letter from Nasdaq indicating that we regained compliance with Nasdaq Marketplace Rule 4310(c)(4). During the compliance period provided under the Marketplace Rules, the closing bid price of our common stock was at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Nasdaq Staff informed us that we had regained compliance with Marketplace Rule 4310(c)(4).
     The closing price of our common stock on June 12, 2007 was $1.30. There is the risk of being delisted from the Nasdaq Capital Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements.
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
Our stock price is volatile.
     The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods. We believe that changes in our stock price are affected by the factors mentioned above under the caption entitled “Developments in the SCO Litigation and fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price” as well as from changing public perceptions concerning the strength of the SCO Litigation and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.
There are risks associated with the potential exercise of our outstanding options.
     As of May 31, 2007, we have issued outstanding options to purchase up to approximately 5,581,000 shares of common stock with an average exercise price of $3.64 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
Common stock available for resale may depress the market price of our common stock.
     We have filed a post-effective amendment to a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by two of our stockholders of up to 923,019 shares of common stock, or 4.3% of our outstanding common stock. The selling stockholders are bound by certain selling limitations, which limit the numbers of shares of our common stock that may be sold at one time. In addition, we have filed a registration statement with the SEC, which has been declared effective, covering the potential resale by some of our stockholders of up to 2,852,449 shares of our common stock, or 13.3% of our outstanding common stock. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to and approved by our stockholders at our annual meeting held April 26, 2007:
1.	To elect seven members to the Board of Directors to serve until their successors have been appointed. All directors were elected with Ralph J. Yarro III receiving 18,680,781 votes in favor and 617,273 votes withheld; R. Duff Thompson receiving 18,860,495 votes in favor and 437,559 votes withheld; Darcy G. Mott receiving 18,837,495 votes in favor and 460,675 votes withheld; Darl C. McBride receiving 18,850,552 votes in favor and 447,502 votes withheld; Daniel W. Campbell receiving 18,860,480 votes in favor and 437,574 votes withheld; Omar T. Leeman receiving 18,553,565 votes in favor and 774,489 votes withheld; and J. Kent Millington receiving 18,837,199 votes in favor and 460,855 votes withheld.

2.	To ratify the appointment of Tanner LC as our independent registered public accounting firm. This motion was passed with 19,272,844 votes in favor, 16,754 votes against, and 8,456 abstentions.

ITEM 6.	EXHIBITS
(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.6	Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bert B. Young, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7.	SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2007	THE SCO GROUP, INC.
	By:	/s/ Bert B. Young
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