Form 10-Q
period 2007-07-31
SCO GROUP INC
filed 2007-09-18
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES ☐ NO ☑
As of September 12, 2007, there were 21,484,761 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,	October 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,393	$5,369
Restricted cash	3,020	8,024
Available-for-sale marketable securities	—	2,249
Accounts receivable, net of allowance for doubtful accounts of $87 and $106, respectively	3,133	5,123
Other	1,328	1,514

Total current assets	14,874	22,279

PROPERTY AND EQUIPMENT:
Computer and office equipment	1,990	2,259
Leasehold improvements	266	316
Furniture and fixtures	78	78

	2,334	2,653
Less accumulated depreciation and amortization	(1,918)	(2,045)

Net property and equipment	416	608

OTHER ASSETS	504	522

Total assets	$15,794	$23,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,944	$2,338
Payable to Novell, Inc.	431	2,978
Accrued payroll and benefits	1,380	2,507
Accrued liabilities	2,805	3,059
Deferred revenue	2,561	2,994
Royalties payable	249	439
Income taxes payable	767	820

Total current liabilities	10,137	15,135

LONG-TERM LIABILITIES	186	192

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 45,000 shares authorized, 21,782 and 21,391 shares outstanding, respectively	22	21
Additional paid-in capital	262,158	260,259
Common stock held in treasury, 297 shares	(2,446)	(2,446)
Warrants outstanding	856	856
Accumulated other comprehensive income	986	932
Accumulated deficit	(256,105)	(251,540)

Total stockholders’ equity	5,471	8,082

Total liabilities and stockholders’ equity	$15,794	$23,409

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
REVENUE:
Products	$3,690	$6,201	$13,451	$17,904
SCOsource licensing	—	31	23	95
Services	996	1,189	3,241	3,891

Total revenue	4,686	7,421	16,715	21,890

COST OF REVENUE:
Products	329	478	1,041	1,559
SCOsource licensing	1,156	2,315	2,876	10,087
Services	448	666	1,553	2,012

Total cost of revenue	1,933	3,459	5,470	13,658

GROSS MARGIN	2,753	3,962	11,245	8,232

OPERATING EXPENSES:
Sales and marketing	2,463	3,111	7,296	8,656
Research and development	1,424	2,029	4,737	5,786
General and administrative	1,377	1,829	4,051	5,139
Amortization of intangibles	—	593	—	1,778

Total operating expenses	5,264	7,562	16,084	21,359

LOSS FROM OPERATIONS	(2,511)	(3,600)	(4,839)	(13,127)

EQUITY IN INCOME (LOSS) OF AFFILIATE	9	—	115	(8)

OTHER INCOME (EXPENSE):
Interest income	112	191	351	542
Other income (expense), net	20	(64)	29	46

Total other income, net	132	127	380	588

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,370)	(3,473)	(4,344)	(12,547)

PROVISION FOR INCOME TAXES	(28)	(107)	(221)	(308)

NET LOSS	$(2,398)	$(3,580)	$(4,565)	$(12,855)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.17)	$(0.21)	$(0.62)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,372	21,063	21,264	20,703

OTHER COMPREHENSIVE LOSS:
Net loss	$(2,398)	$(3,580)	$(4,565)	$(12,855)
Foreign currency translation adjustment	21	37	54	57
Unrealized gain on available-for-sale marketable securities	—	4	—	49

COMPREHENSIVE LOSS	$(2,377)	$(3,539)	$(4,511)	$(12,749)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,565)	$(12,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,407	1,323
Depreciation and amortization	239	226
Loss on disposition of long-lived assets	35	8
Equity in (income) loss of affiliate	(115)	8
Amortization of intangibles (including $0 and $252 classified as cost of SCOsource licensing revenue)	—	2,030
Changes in operating assets and liabilities:
Restricted cash	2,457	1,314
Accounts receivable, net	1,990	2,271
Other current assets	319	734
Accounts payable	(394)	42
Accrued payroll and benefits	(1,127)	(922)
Accrued liabilities	(254)	(31)
Deferred revenue	(433)	(966)
Royalties payable	(190)	(134)
Income taxes payable	(53)	13
Long-term liabilities	(6)	(111)

Net cash used in operating activities	(690)	(7,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(81)	(265)
Dividend received	—	308
Purchase of available-for-sale marketable securities	—	(6,441)
Proceeds from sale of available-for-sale marketable securities	2,249	7,507

Net cash provided by investing activities	2,168	1,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	436	613
Proceeds from exercise of common stock options	57	35
Repurchase of common stock	—	(32)
Proceeds from sale of common stock in a private placement, net of issuance costs	—	9,809

Net cash provided by financing activities	493	10,425

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,971	4,484
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	53	105
CASH AND CASH EQUIVALENTS, beginning of period	5,369	4,272

CASH AND CASH EQUIVALENTS, end of period	$7,393	$8,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$150	$247

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Decrease in common stock subject to rescission	$—	$(1,018)
See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market as well as replicated site franchises of Fortune 1000 companies. The Company has operations in a number of countries that provide support services to customers and resellers. The Company acquired certain intellectual property rights surrounding UNIX and UNIX System V source code in May 2001 from The Santa Cruz Operation. During the year ended October 31, 2003, the Company initiated its SCOsource business to protect and defend its UNIX intellectual property rights.
     The Company incurred a net loss of $4,565,000 for the nine months ended July 31, 2007, and, during that same period, used cash of $690,000 in its operating activities. As of July 31, 2007, the Company had a total of $7,393,000 in cash and cash equivalents and $3,020,000 in restricted cash, of which $2,589,000 is designated to pay for experts, consultants and other costs in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), and the remaining $431,000 of restricted cash is payable to Novell for its retained binary royalty stream.
     On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included SVRx technology and that the Company was required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on the Company’s current funds derived from these sources, which could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. The Company’s management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and the Company’s entry into Chapter 11, there is substantial doubt about the Company’s ability to continue as a going concern. Absent a significant cash payment to Novell for this matter, management believes it is remote that the undiscounted future cash flows generated by the Company would not be sufficient to recover the carrying values of the long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amount of the Company’s long-lived assets may not be recovered. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
     The Company intends to maintain business operations throughout the bankruptcy case. Subject to the Bankruptcy Court’s approval, the Company will use its cash, cash equivalents, restricted cash and subsequent cash inflows to meet its working capital needs throughout the reorganization process.
(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three and nine months ended July 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2007.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting policies and estimates include: revenue recognition, allowances for doubtful accounts receivable, useful lives and impairment of long-lived assets, litigation reserves, and valuation allowances against deferred income tax assets.
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
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $4,146,000 and $2,555,000 as of July 31, 2007 and October 31, 2006, respectively. Cash was $3,247,000 and $2,814,000 as of July 31, 2007 and October 31, 2006, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.
Available-for-Sale Marketable Securities
     Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss. Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. Available-for-sale marketable securities totaled $0 and $2,249,000 as of July 31, 2007 and October 31, 2006, respectively.
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
     Due to the fact that for all periods presented, the Company has incurred net losses, common share equivalents of 5,646,000 and 5,080,000 for the three and nine months ended July 31, 2007 and 2006, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
(3) COMMITMENTS AND CONTINGENCIES
Litigation
IBM Corporation
     On or about March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, styled The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. (“Sequent”) licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proven at trial and seeking injunctive relief.
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
     On December 22, 2005, the Company filed a voluminous report detailing IBM’s misuse of the Company’s proprietary material. The Company’s December 2005 report included 293 total disclosures, which the Company claims violate its contractual rights and copyrights. These reports and the disclosures identified are the result of analysis from experienced outside technical consultants.

     On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims as set forth in the December 2005 report. IBM argued that of the 293 items the Company had identified, 201 did not meet the level of specificity required by the Court. IBM requested that the Company be limited to 93 items set forth in the December 2005 filing, which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the technology disclosures challenged by the Company from the case. This ruling is a limitation of the number of technology disclosures the Company challenged in its December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the District Court; those objections challenged the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling sustaining in full the Magistrate Judge’s ruling of June 28, 2006. The Company has filed a motion to reconsider this ruling and a motion to amend its technology disclosures of December 2005.
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
     As a result of the judge’s order of August 10, 2007, in the SCO v. Novell case, several of the Company’s claims against IBM will be dismissed. These claims will include its claims that IBM breached its UNIX license agreement and the Company’s claims arising from its termination of IBM’s license. The Company believes that the Court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including the Company’s claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s ruling of August 10, 2007 in the Novell case resolves all of the Company’s claims against IBM in IBM’s favor; the Company disputes this. IBM’s counterclaims against the Company would remain in the case subject to pending motions for summary judgment.
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
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration. Through these proceedings, Novell claims that the Company granted SuSE the right to use its intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims relating to the SuSE arbitration should be stayed but the other portions of claims in the case should proceed. Trial for the remaining matters has been set for September 2007.
     The three-person arbitration panel has been selected for the SuSE arbitration and that process has commenced. The arbitration has been set for December 2007.
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
     Novell has also filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and UnixWare copyrights under the Asset Purchase Agreement (“APA”), that the Company has not met its burden of establishing special damages on its slander of title claim, that Novell retained broad rights to waive the Company’s contract claims against IBM, and that the portion of the Company’s contract and unfair competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. The Company has filed its own motions for summary judgment seeking a ruling that it owns the UNIX and UnixWare copyrights under the APA, and that Novell’s retained rights under the APA are much narrower than Novell now claims.
     On August 10, 2007, the federal judge ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive the Company’s contract claims against IBM and the Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included SVRx technology and that the Company was required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on the Company’s current funds derived from those sources, which could result in a freeze of the Company’s assets, and the Court would address that issue as well. The trial of these issues, however, was stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007.
IPO Class Action Matter
     The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under; In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. Class standing was certified for all of these cases by the United States District Court for the Southern District Court of New York.
     The plaintiffs, the issuers and the insurance companies negotiated and executed an agreement to settle the dispute between the plaintiffs and the issuers. While the settlement agreement was awaiting approval by the district court, the court of appeals overturned the class certification on December 5, 2006. It is unlikely a settlement of a class action can remain effective as the class is de-certified. If the decision by the court of appeals is not reversed, the Company does not believe the settlement will stand, and it is possible the lawsuit may fragment into individual actions. At this time, the Company does not know and cannot predict the legal or procedural results of such an action. If the de-certification is reversed, and if thereafter the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third- party claims are later asserted, this action will be dismissed with respect to the Company and its directors. If the settlement agreement is not approved by the court, the matter will continue unless another settlement agreement is reached.
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
Red Hat, Inc.
     On August 4, 2003, Red Hat, Inc. filed a complaint against the Company. The action is pending in the United States District Court for the District of Delaware under the case caption, Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the court denied the Company’s motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the court denied on March 31, 2005. The Company intends to vigorously defend this action. In the event that the stay is lifted and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat.

Other Matters
     In April 2003, the Company’s former Indian distributor filed a claim in India, requesting summary judgment for payment of approximately $1,428,000, and an order that the Company trade in India only through the distributor and/or give a security deposit until the claim is paid. The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. The distributor additionally requested that the Indian courts grant interim relief in the form of attachment of local assets. These requests for interim relief have failed in the court, discovery has commenced, and hearings on the main claims have been held and are ongoing. The Company intends to vigorously defend this action.
     Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on the Company’s results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM or Novell counterclaims is not estimable.
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
     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three and nine months ended July 31, 2007 and 2006, for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma note disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).
     The effect of accounting for stock-based awards under SFAS No. 123(R) for the three months ended July 31, 2007 and 2006 was to record $396,000 and $490,000, respectively, of stock-based compensation expense. For the nine months ended July 31, 2007 and 2006, $1,407,000 and $1,323,000, respectively, of stock-based compensation expense was recorded. For the three and nine months ended July 31, 2007 and 2006, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Cost of products	$2,000	$5,000	$5,000	$12,000
Cost of SCOsource licensing	66,000	61,000	211,000	171,000
Cost of services	12,000	17,000	29,000	46,000
Sales and marketing	68,000	102,000	286,000	261,000
Research and development	51,000	41,000	147,000	97,000
General and administrative	197,000	264,000	729,000	736,000

Total stock-based compensation	$396,000	$490,000	$1,407,000	$1,323,000

     With respect to stock options granted during the three and nine months ended July 31, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Risk-free interest rate	4.7%	5.0%	4.7%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	96.9%	66.2%	90.0%	63.4%
Expected exercise life (in years)	5.0	5.0	5.0	5.0
     The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.
     During the nine months ended July 31, 2007, the Company granted options to purchase approximately 1,229,000 shares of common stock with an average exercise price of $1.90 per share. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the nine months ended July 31, 2007, options to purchase approximately 52,000 shares of common stock were exercised with an average exercise price of $1.09 per share. As of July 31, 2007, there were approximately 5,411,000 stock options outstanding with a weighted average exercise price of $3.54 per share.
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

	Three Months Ended July 31, 2007
	UNIX	SCOsource	Total

Revenue	$4,686,000	$—	$4,686,000
Cost of revenue	777,000	1,156,000	1,933,000

Gross margin (deficit)	3,909,000	(1,156,000)	2,753,000

Sales and marketing	2,463,000	—	2,463,000
Research and development	1,424,000	—	1,424,000
General and administrative	1,377,000	—	1,377,000

Total operating expenses	5,264,000	—	5,264,000

Loss from operations	$(1,355,000)	$(1,156,000)	$(2,511,000)

	Three Months Ended July 31, 2006
	UNIX	SCOsource	Total

Revenue	$7,390,000	$31,000	$7,421,000
Cost of revenue	1,144,000	2,315,000	3,459,000

Gross margin (deficit)	6,246,000	(2,284,000)	3,962,000

Sales and marketing	3,111,000	—	3,111,000
Research and development	1,932,000	97,000	2,029,000
General and administrative	1,781,000	48,000	1,829,000
Amortization of intangibles	593,000	—	593,000

Total operating expenses	7,417,000	145,000	7,562,000

Loss from operations	$(1,171,000)	$(2,429,000)	$(3,600,000)

	Nine Months Ended July 31, 2007
	UNIX	SCOsource	Total

Revenue	$16,692,000	$23,000	$16,715,000
Cost of revenue	2,594,000	2,876,000	5,470,000

Gross margin (deficit)	14,098,000	(2,853,000)	11,245,000

Sales and marketing	7,296,000	—	7,296,000
Research and development	4,737,000	—	4,737,000
General and administrative	4,051,000	—	4,051,000

Total operating expenses	16,084,000	—	16,084,000

Loss from operations	$(1,986,000)	$(2,853,000)	$(4,839,000)

	Nine Months Ended July 31, 2006
	UNIX	SCOsource	Total

Revenue	$21,795,000	$95,000	$21,890,000
Cost of revenue	3,571,000	10,087,000	13,658,000

Gross margin (deficit)	18,224,000	(9,992,000)	8,232,000

Sales and marketing	8,655,000	1,000	8,656,000
Research and development	5,501,000	285,000	5,786,000
General and administrative	4,994,000	145,000	5,139,000
Amortization of intangibles	1,778,000	—	1,778,000

Total operating expenses	20,928,000	431,000	21,359,000

Loss from operations	$(2,704,000)	$(10,423,000)	$(13,127,000)

(6) SUBSEQUENT EVENTS
     On September 14, 2007, the Company and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. In connection with this proceeding, the Company has filed motions with the Bankruptcy Court requesting permission to go forward on a “business as usual” basis as a debtor-in-possession. Accordingly, the Company expects to continue to have jurisdiction over its assets and business subject to the supervision and orders of the Bankruptcy Court. The Company will continue operating and will file a plan of reorganization with the Bankruptcy Court.
     Among other things, and unless the Bankruptcy Court modifies or removes it, and with limited exceptions, a company that files for relief under Chapter 11 of the Bankruptcy Code is protected by an automatic stay against the continuation or commencement of lawsuits to collect or adjudicate prepetition claims against the company and its assets. Accordingly, the litigation pending against the Company was stayed effective with the Chapter 11 filing on September 14, 2007.
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.
     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Part II, Item 1A – Risk Factors, and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three and nine months ended July 31, 2007 and 2006. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Recent Developments
Novell, Inc. Ruling
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included SVRx technology and that we were required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on our current funds derived from those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and our entry into Chapter 11, there is substantial doubt about our ability to continue as a going concern. Absent a significant cash payment to Novell for this matter, management believes it is remote that the undiscounted future cash flows generated by us would not be sufficient to recover the carrying values of the long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amount of our long-lived assets may not be recovered. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     We intend to maintain business operations throughout the bankruptcy case. Subject to the Bankruptcy Court’s approval, we will use our cash, cash equivalents, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
Bankruptcy Filing
     On September 14, 2007, The SCO Group, Inc. and its wholly-owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly-administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. In connection with this proceeding, we have filed motions with the Bankruptcy Court requesting permission to go forward on a “business as usual” basis as a debtor in possession. Accordingly, we expect to continue to have jurisdiction over our assets and business subject to the supervision and orders of the Bankruptcy Court. We will continue operating and will file a plan of reorganization with the Bankruptcy Court.
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.
     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.
     Under the supervision of the Bankruptcy Court, we may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and our stakeholders, including assets sales or strategic partnerships.
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
     The following table shows the operating results of the UNIX business for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Revenue	$4,686,000	$7,390,000	$16,692,000	$21,795,000
Cost of revenue	777,000	1,144,000	2,594,000	3,571,000

Gross margin	3,909,000	6,246,000	14,098,000	18,224,000

Sales and marketing	2,463,000	3,111,000	7,296,000	8,655,000
Research and development	1,424,000	1,932,000	4,737,000	5,501,000
General and administrative	1,377,000	1,781,000	4,051,000	4,994,000
Amortization of intangibles	—	593,000	—	1,778,000

Total operating expenses	5,264,000	7,417,000	16,084,000	20,928,000

Loss from operations	$(1,355,000)	$(1,171,000)	$(1,986,000)	$(2,704,000)

     Revenue from the UNIX business decreased by $2,704,000, or 37%, for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and revenue from the UNIX business decreased by $5,103,000, or 23%, for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. The revenue from this business has been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux, and from the negative publicity of the SCO Litigation. We believe the inclusion of UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating costs for the UNIX business decreased from $7,417,000 for the three months ended July 31, 2006 to $5,264,000 for the three months ended July 31, 2007 and operating costs for the UNIX business decreased from $20,928,000 for the nine months ended July 31, 2006 to $16,084,000 for the nine months ended July 31, 2007. These decreases were primarily attributable to reduced headcount and related costs as well as from the elimination of amortization expense from intangible assets. Our intangible assets became fully amortized during the three months ended October 31, 2006.
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
     SCOsource Business. During the year ended October 31, 2003, we became aware that our UNIX code and derivative works had been inappropriately included by others in the Linux operating system. We believe the inclusion of UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     In an effort to protect and defend our UNIX intellectual property rights, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property rights and expect that costs and expenses for this business for the year ending October 31, 2007 will be material.
     The following table shows the operating results of the SCOsource business for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Revenue	$—	$31,000	$23,000	$95,000
Cost of revenue	1,156,000	2,315,000	2,876,000	10,087,000

Gross deficit	(1,156,000)	(2,284,000)	(2,853,000)	(9,992,000)

Sales and marketing	—	—	—	1,000
Research and development	—	97,000	—	285,000
General and administrative	—	48,000	—	145,000

Total operating expenses	—	145,000	—	431,000

Loss from operations	$(1,156,000)	$(2,429,000)	$(2,853,000)	$(10,423,000)

     Revenue from our SCOsource business decreased from $31,000 for the three months ended July 31, 2006 to $0 for the three months ended July 31, 2007. Revenue also decreased from $95,000 for the nine months ended July 31, 2006 to $23,000 for the nine months ended July 31, 2007. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.
     Cost of revenue, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, decreased from $2,315,000 for the three months ended July 31, 2006 to $1,156,000 for the three months ended July 31, 2007 and decreased from $10,087,000 for the nine months ended July 31, 2006 to $2,876,000 for the nine months ended July 31, 2007. The decrease in the cost of revenue for the three months ended July 31, 2007 as compared to July 31, 2006 was primarily attributable to decreased legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation. The decreases in cost of revenue for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily attributable to the absence of the $2,000,000 quarterly payment to Boies, Schiller & Flexner LLP and Kevin McBride (the “Law Firms”) (which quarterly payments ended during the three months ended January 31, 2006), and by significant decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation. Berger Singerman, P.A. (“Berger”) was also a member of this group of Law Firms. With the consent of the Company, the engagement of this firm was mutually terminated. The last payment received by Berger was on November 24, 2004. In addition to the expenses incurred above, we must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consultants is difficult to predict, and it will be difficult to predict the total cost of revenue for the upcoming quarters.
Critical Accounting Policies
Our critical accounting policies and estimates include the following:
•	Revenue recognition;

•	Valuation allowances against deferred income tax assets;

•	Litigation reserves;

•	Useful lives and impairment of property and equipment; and

•	Allowances for doubtful accounts.
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
     Valuation Allowances Against Deferred Income Tax Assets. The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We provided a valuation allowance of $76,385,000 against our entire net deferred income tax assets as of October 31, 2006. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.
     Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this Form 10-Q, including under Part II, Item I – Legal Proceedings. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM and Novell counterclaims is not estimable. Because these matters are not estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations, financial position and liquidity.
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
     Write-downs of long-lived assets may be necessary if the future fair value of these assets is less than the carrying value. If the operating trends for our UNIX or SCOsource businesses continue to decline, or a definitive negative judgment requiring cash payments to third parties or significant assets to be placed under a constructive trust is issued in various litigation matters, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectibility. Our policies for determining allowances for doubtful accounts have been applied consistently. Our allowance for doubtful accounts receivable was $87,000 as of July 31, 2007. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
     The following table presents our results of operations for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine Months Ended July 31,
Statement of Operations Data:	2007	2006	2007	2006

Revenue:
Products	$3,690,000	$6,201,000	$13,451,000	$17,904,000
SCOsource licensing	—	31,000	23,000	95,000
Services	996,000	1,189,000	3,241,000	3,891,000

Total revenue	4,686,000	7,421,000	16,715,000	21,890,000

Cost of revenue:
Products	329,000	478,000	1,041,000	1,559,000
SCOsource licensing	1,156,000	2,315,000	2,876,000	10,087,000
Services	448,000	666,000	1,553,000	2,012,000

Total cost of revenue	1,933,000	3,459,000	5,470,000	13,658,000

Gross margin	2,753,000	3,962,000	11,245,000	8,232,000

Operating expenses:
Sales and marketing	2,463,000	3,111,000	7,296,000	8,656,000
Research and development	1,424,000	2,029,000	4,737,000	5,786,000
General and administrative	1,377,000	1,829,000	4,051,000	5,139,000
Amortization of intangibles	—	593,000	—	1,778,000

Total operating expenses	5,264,000	7,562,000	16,084,000	21,359,000

Loss from operations	(2,511,000)	(3,600,000)	(4,839,000)	(13,127,000)

Equity in income (loss) of affiliate	9,000	—	115,000	(8,000)
Other income (expense), net	132,000	127,000	380,000	588,000
Provision for income taxes	(28,000)	(107,000)	(221,000)	(308,000)

Net loss	$(2,398,000)	$(3,580,000)	$(4,565,000)	$(12,855,000)

THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006
Revenue

	Three Months Ended July 31,
	2007	Change	2006
Revenue	$4,686,000	(37)%	$7,421,000

	Nine Months Ended July 31,
	2007	Change	2006
Revenue	$16,715,000	(24)%	$21,890,000

     Revenue for the three months ended July 31, 2007 decreased by $2,735,000, or 37%, from the three months ended July 31, 2006, and revenue for the nine months ended July 31, 2007 decreased by $5,175,000, or 24%, from the nine months ended July 31, 2006. These decreases were primarily attributable to a continued decline in our UNIX business as a result of continued competitive pressure from competing operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation which has adversely impacted and delayed our customers’ buying decisions.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended July 31,
	2007	Change	2006
UNIX revenue	$4,686,000	(37)%	$7,390,000
Percent of total revenue	100%		100%
SCOsource revenue	—	(100)%	31,000
Percent of total revenue	0%		0%

	Nine Months Ended July 31,
	2007	Change	2006
UNIX revenue	$16,692,000	(23)%	$21,795,000
Percent of total revenue	100%		100%
SCOsource revenue	23,000	(76)%	95,000
Percent of total revenue	0%		0%
     The decrease in revenue in the UNIX business of $2,704,000, or 37%, for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and the decrease in revenue in the UNIX business of $5,103,000, or 23%, for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 was primarily attributable to continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation which has adversely impacted and delayed our customers’ buying decisions. We anticipate that for the remainder of the year ending October 31, 2007 our UNIX business and the related revenue from the UNIX business will continue to face significant competition from Linux and other operating systems.
     Sales of our UNIX products and services during the three and nine months ended July 31, 2007 and 2006 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (1) we are not successful with our existing customers, (2) we lose the support of any of our existing hardware and software vendors, or (3) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.

Products Revenue

	Three Months Ended July 31,
	2007	Change	2006
Products revenue	$3,690,000	(40)%	$6,201,000
Percent of total revenue	79%		84%

	Nine Months Ended July 31,
	2007	Change	2006
Products revenue	$13,451,000	(25)%	$17,904,000
Percent of total revenue	81%		82%
     Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.
     The decrease in products revenue of $2,511,000, or 40%, for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and the decrease in products revenue of $4,453,000, or 25%, for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 was primarily attributable to decreased sales of OpenServer and UnixWare and other products revenue primarily resulting from increased competition in the operating system market, particularly from Linux, and from continuing negative publicity from the SCO Litigation which has adversely impacted and delayed our customers’ buying decisions.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended July 31,
	2007	Change	2006
OpenServer revenue	$2,135,000	(33)%	$3,184,000
Percent of products revenue	58%		51%
UnixWare revenue	1,172,000	(55)%	2,592,000
Percent of products revenue	32%		42%
Other products revenue	383,000	(10)%	425,000
Percent of products revenue	10%		7%

	Nine Months Ended July 31,
	2007	Change	2006
OpenServer revenue	$8,202,000	(19)%	$10,176,000
Percent of products revenue	61%		57%
UnixWare revenue	3,820,000	(35)%	5,901,000
Percent of products revenue	28%		33%
Other products revenue	1,429,000	(22)%	1,827,000
Percent of products revenue	11%		10%
     The decrease in revenue for OpenServer and UnixWare for the three and nine months ended July 31, 2007 compared to the three and nine months ended July 31, 2006 is primarily the result of continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation which has adversely impacted and delayed our customers’ buying decisions. The decrease in other products revenue for the three and nine months ended July 31, 2007 compared to the three and nine months ended July 31, 2006 is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance. These trends may continue or be enhanced as a result of the adverse rulings on summary judgment motions in our lawsuit with Novell and our bankruptcy filings.
SCOsource Licensing Revenue

	Three Months Ended July 31,
	2007	Change	2006
SCOsource licensing revenue	$—	(100)%	$31,000

	Nine Months Ended July 31,
	2007	Change	2006
SCOsource licensing revenue	$23,000	(76)%	$95,000
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource licensing revenue was $0 for the three months ended July 31, 2007 compared to $31,000 for the three months ended July 31, 2006 and was $23,000 for the nine months ended July 31, 2007 compared to $95,000 for the nine months ended July 31, 2006. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.
Services Revenue

	Three Months Ended July 31,
	2007	Change	2006
Services revenue	$996,000	(16)%	$1,189,000
Percent of total revenue	21%		16%

	Nine Months Ended July 31,
	2007	Change	2006
Services revenue	$3,241,000	(17)%	$3,891,000
Percent of total revenue	19%		18%
     Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $193,000, or 16%, for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and the decrease in services revenue of $650,000, or 17%, for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 was primarily attributable to the renewal of fewer support and engineering services contracts as a result of lower UNIX product revenue.
     The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.

Cost of Products Revenue

	Three Months Ended July 31,
	2007	Change	2006
Cost of products revenue	$329,000	(31)%	$478,000
Percent of products revenue	9%		8%

	Nine Months Ended July 31,
	2007	Change	2006
Cost of products revenue	$1,041,000	(33)%	$1,559,000
Percent of products revenue	8%		9%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $149,000, or 31%, for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and decreased by $518,000, or 33%, for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006. The decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.
Cost of SCOsource Licensing Revenue

	Three Months Ended July 31,
	2007	Change	2006
Cost of SCOsource licensing revenue	$1,156,000	(50)%	$2,315,000

	Nine Months Ended July 31,
	2007	Change	2006
Cost of SCOsource licensing revenue	$2,876,000	(71)%	$10,087,000
     Cost of SCOsource licensing revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource licensing revenue decreased by $1,159,000, or 50%, during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and decreased by $7,211,000, or 71%, for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006. The decrease in the cost of SCOsource licensing revenue for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was primarily attributable to decreases in services provided by technical, damage, industry and other experts in connection with the SCO Litigation. The decrease in cost of SCOsource licensing revenue for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily attributable to the absence of the $2,000,000 quarterly payment and related expense to the Law Firms (which quarterly payments ended during the three months ended January 31, 2006), and significant decreases in services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
     Because of the unique and unpredictable nature of the SCO Litigation and our entry into Chapter 11, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters. We will continue to make payments for technical, damage and industry experts, consultants and for other fees. However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our company, which could cause the cost of SCOsource licensing revenue for the three months ending October 31, 2007 or for future periods to be higher than the costs incurred for the three months ended July 31, 2007.
Cost of Services Revenue

	Three Months Ended July 31,
	2007	Change	2006
Cost of services revenue	$448,000	(33)%	$666,000
Percent of services revenue	45%		56%

	Nine Months Ended July 31,
	2007	Change	2006
Cost of services revenue	$1,553,000	(23)%	$2,012,000
Percent of services revenue	48%		52%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $218,000, or 33%, for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and decreased by $459,000, or 23%, for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. These decreases were primarily attributable to reduced employee and employee-related costs.
Sales and Marketing

	Three Months Ended July 31,
	2007	Change	2006
Sales and marketing expenses	$2,463,000	(21)%	$3,111,000
Percent of total revenue	53%		42%

	Nine Months Ended July 31,
	2007	Change	2006
Sales and marketing expenses	$7,296,000	(16)%	$8,656,000
Percent of total revenue	44%		40%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses of $648,000, or 21%, for the three months ended July 31, 2007 compared with the three months ended July 31, 2006 and the decrease of $1,360,000, or 16%, for the nine months ended July 31, 2007 compared with the nine months ended July 31, 2006 was primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue. Included in sales and marketing expenses for the three months ended July 31, 2007 and 2006 was $68,000 and $102,000, respectively, for stock-based compensation. Included in sales and marketing expenses for the nine months ended July 31, 2007 and 2006 was $286,000 and $261,000, respectively, for stock-based compensation.

Research and Development

	Three Months Ended July 31,
	2007	Change	2006
Research and development expenses	$1,424,000	(30)%	$2,029,000
Percent of total revenue	30%		27%

	Nine Months Ended July 31,
	2007	Change	2006
Research and development expenses	$4,737,000	(18)%	$5,786,000
Percent of total revenue	28%		26%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $605,000, or 30%, for the three months ended July 31, 2007 compared with the three months ended July 31, 2006 and decreased by $1,049,000, or 18%, for the nine months ended July 31, 2007 compared with the nine months ended July 31, 2006. The decrease in research and development expenses was primarily attributable to reduced employee and employee-related costs. Included in research and development expenses for the three months ended July 31, 2007 and 2006 was $51,000 and $41,000, respectively, of stock-based compensation. Included in research and development expenses for the nine months ended July 31, 2007 and 2006 was $147,000 and $97,000, respectively, of stock-based compensation.
General and Administrative

	Three Months Ended July 31,
	2007	Change	2006
General and administrative expenses	$1,377,000	(25)%	$1,829,000
Percent of total revenue	29%		25%

	Nine Months Ended July 31,
	2007	Change	2006
General and administrative expenses	$4,051,000	(21)%	$5,139,000
Percent of total revenue	24%		23%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expenses decreased by $452,000, or 25%, during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and decreased by $1,088,000, or 21%, during the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006. The decrease in general and administrative expenses was primarily attributable to decreased personnel and personnel-related costs and from decreased professional services costs for services rendered by external consultants. Included in general and administrative expenses for the three months ended July 31, 2007 and 2006 was $197,000 and $264,000, respectively, of stock-based compensation. Included in general and administrative expenses for the nine months ended July 31, 2007 and 2006 was $729,000 and $736,000, respectively, of stock-based compensation.

Amortization of Intangibles

	Three Months Ended July 31,
	2007	Change	2006
Amortization of intangibles	$—	(100)%	$593,000
Percent of total revenue	0%		8%

	Nine Months Ended July 31,
	2007	Change	2006
Amortization of intangibles	$—	(100)%	$1,778,000
Percent of total revenue	0%		8%
     As of October 31, 2006, all intangible assets had been fully amortized and, therefore, no amortization expense was recorded during the three and nine months ended July 31, 2007.
Equity in Income (Loss) of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of July 31, 2007, the carrying value of our investment of $504,000 was for our 30% ownership in a Chinese company.
     During the three months ended July 31, 2007 and 2006, we recorded $9,000 and $0, respectively, representing our portion of the net income (loss) in this entity. During the nine months ended July 31, 2007 and 2006, we recorded $115,000 and $(8,000), respectively, representing our portion of the net income (loss) in this entity.
Other Income (Expense), net
     Other income (expense), net, consisted of the following components for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Interest income	$112,000	$191,000	$351,000	$542,000
Other income (expense), net	20,000	(64,000)	29,000	46,000

Total	$132,000	$127,000	$380,000	$588,000

     Interest income decreased by $79,000 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and decreased by $191,000 for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
     The change in other income (expense), net, of $84,000 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and the change of $17,000 for the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006 was primarily attributable to changes in foreign currency rates.

Provision for Income Taxes
     The provision for income taxes was $28,000 for the three months ended July 31, 2007 and $107,000 for the three months ended July 31, 2006 and was $221,000 for the nine months ended July 31, 2007 and $308,000 for the nine months ended July 31, 2006. Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
Liquidity and Capital Resources
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly-administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. In connection with this proceeding, we have filed motions with the Bankruptcy Court requesting permission to go forward on a “business as usual” basis as a debtor-in-possession. Accordingly, we expect to continue to have jurisdiction over our assets and business subject to the supervision and orders of the Bankruptcy Court. We will continue operating and will file a plan of reorganization with the Bankruptcy Court. For a further description of our bankruptcy filing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Bankruptcy Filing”.
     We intend to maintain business operations throughout the bankruptcy case. Subject to the Bankruptcy Court approval, we will use our cash, cash equivalents, restricted cash, and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
     Under the supervision of the Bankruptcy Court, we may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and our stakeholders, including asset sales or strategic partnerships.
     Our cash and cash equivalents balance increased from $5,369,000 as of October 31, 2006 to $7,393,000 as of July 31, 2007. During this same time period, our investment in available-for-sale marketable securities decreased from $2,249,000 as of October 31, 2006 to $0 as of July 31, 2007. As of July 31, 2007, we also had $3,020,000 of restricted cash, of which $2,589,000 is set aside to cover expert and other costs related to the SCO Litigation and $431,000 is set aside for royalties payable to Novell.
     Subject to the Bankruptcy Court’s oversight and approval, we intend to use the cash and cash equivalents as of July 31, 2007 to run our UNIX business, which includes our mobility products and services offerings, and to pursue related initiatives.
     Our net cash used in operating activities during the nine months ended July 31, 2007 was $690,000 and was attributable to a net loss of $4,565,000, non-cash items of $1,566,000 and changes in operating assets and liabilities of $2,309,000.
     Our net cash used in operating activities during the nine months ended July 31, 2006 was $7,050,000 and was attributable to a net loss of $12,855,000, non-cash items of $3,595,000 and changes in operating assets and liabilities of $2,210,000.

     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the nine months ended July 31, 2007, cash provided by investing activities was $2,168,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $2,249,000, offset by purchases of equipment of $81,000.
     During the nine months ended July 31, 2006, cash used in investing activities was $1,109,000, which was primarily a result of sales, net of purchases, of available-for-sale marketable securities of $1,066,000 and a dividend received from our 30% owned Chinese company of $308,000, offset by purchases of equipment of $265,000.
     Our financing activities provided $493,000 of cash during the nine months ended July 31, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $57,000 and proceeds of $436,000 received from the sale of common stock through our employee stock purchase plan.
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
     Our net accounts receivable balance decreased from $5,123,000 as of October 31, 2006 to $3,133,000 as of July 31, 2007, primarily as a result of lower sales (and related invoicing) generated during the three months ended July 31, 2007 as compared to the three months ended October 31, 2006. The majority of our accounts receivable are current and our allowance for doubtful accounts was $87,000 as of July 31, 2007, which represented approximately 3 percent of our gross accounts receivable balance and is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the three and nine months ended July 31, 2007 and 2006 were not significant.
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
     In addition to the cash expenditures mentioned above, we must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:
•	33 percent of any aggregate recovery amounts received up to $350,000,000;

•	plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•	plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.
     The Engagement Agreement provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with the SCO Litigation through the end of the current litigation between us and IBM, including any appeals. In light of the Chapter 11 filings, these arrangements are subject to Bankruptcy Court approval.
     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending October 31, 2010.
     The following table summarizes our contractual operating lease obligations as of July 31, 2007:

		Less than			More than
	Total	1 year	1 – 3 years	3 -5 years	5 years
Operating lease obligations	$1,061,000	647,000	$414,000	$—	$—

     As of July 31, 2007, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.
     Our ability to reduce costs to offset revenue declines in our UNIX business is limited because of contractual commitments to maintain and support our existing UNIX customers. The decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of the SCO Litigation. In addition, our Chapter 11 filing and the SCO Litigation may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in our UNIX products and services revenue. If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.
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
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included SVRx technology and that we were required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on our current funds derived from those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as a result of us filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and our entering into Chapter 11, there is substantial doubt about our ability to continue as a going concern. Absent a significant cash payment to Novell for this matter, management believes it is remote that the undiscounted future cash flows generated by us would not be sufficient to recover the carrying values of the long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amount of our long-lived assets may not be recovered. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
•	Our intention to maintain business operations throughout the bankruptcy proceeding;

•	Our intention to use cash, cash equivalents, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process;

•	Our intention to continue operating and file a plan of reorganization with the Bankruptcy Court;

•	The possibility that we may decide to pursue various strategic alternatives;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation, as allowed by the Bankruptcy Court;

•	Our belief that legal matters that we are a party to are not estimable;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2007 and future periods;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2007 as compared to the year ended October 31, 2006, that they will continue to be material to our financial statements;

•	Our expectation for the three months ending October 31, 2007 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•	Our intention to use the cash and cash equivalents as of July 31, 2007 to run our UNIX business and to pursue the SCO Litigation.

     We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the resolution of the SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, the outcomes and developments in our Chapter 11 case, the impact of the Chapter 11 proceedings on our other pending litigation, our cash balances and available cash, continued competitive pressure on our operating system products, which could impact our results of operations, adverse developments in and increased or unforeseen legal costs related to the Company’s litigation, the inability to devote sufficient resources to the development and marketing of our products, including the Me Inc. mobile services and development platform, and the possibility that customers and companies with whom we have formed partnerships will decide to terminate or reduce their relationships with us, and the factors set forth below in Part II, Item 1A-Risk Factors. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.
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
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of July 31, 2007, we did not hold any cost method investments. As of July 31, 2007, the carrying value of our equity method investment of $504,000 was for our 30% ownership in a Chinese company.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2006. In addition, for more information regarding our legal proceedings, please see Note 3 included in Part 1, Item 1. Unaudited Financial Statements – Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. The following is a description of certain material developments during and subsequent to the three months ended July 31, 2007.
Novell
     On August 10, 2007, the federal judge ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. We were directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included SVRx technology and that we were required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on our current funds derived from those sources, which could result in a freeze on our assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007.
IBM
     As a result of the judge’s order of August 10, 2007, in the SCO v. Novell case, several of our claims against IBM will be dismissed. These claims will include our claims that IBM breached its UNIX license agreement and our claims arising from our termination of IBM’s license. We believe that the Court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including our claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s ruling of August 10, 2007 in the Novell case resolves all of our claims against IBM in IBM’s favor; we dispute this. IBM’s counterclaims against us would remain in the case subject to pending motions for summary judgment.
ITEM 1A. RISK FACTORS
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
     Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2006, 2005 and 2004, we incurred net losses of $16,598,000, $10,726,000 and $16,227,000, respectively, and for the nine months ended July 31, 2007 we incurred a net loss of $4,565,000. As of July 31, 2007, our accumulated deficit was $256,105,000.
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
     As of July 31, 2007, we had a total of $7,393,000 in cash and cash equivalents and an additional $3,020,000 of restricted cash of which $2,589,000 can be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $12,411,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
A long period of operating under Chapter 11 may harm our business.
     A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Chapter 11 cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.
     Furthermore, so long as the Chapter 11 cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the Chapter 11 cases may also require us to seek additional financing. If we require additional financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized.
We may not be able to obtain confirmation of our Chapter 11 plan.
     In order to successfully emerge from Chapter 11 bankruptcy protection as a viable entity, we believe that we must develop, and obtain requisite court and creditor approval of a viable Chapter 11 plan of reorganization (the “Plan”). This process requires us to meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining creditor acceptances of the Plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.
     If our Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions to holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.
A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the Plan. Therefore, an investment in our common stock is highly speculative.
Operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies.
     The U.S. Bankruptcy Code limits our ability, among other things, to:
•	incur additional indebtedness;

•	pay dividends, repurchase our capital stock or make certain other restricted payments or investments;

•	make investments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	create liens;

•	enter into strategic partnerships and other contracts;

•	plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.
     In addition, if a trustee is appointed to operate us in Chapter 11, the trustee would assume control of our assets and the SCO Litigation, and we may not be able to pursue the SCO Litigation or the rest of our business plan as we would like to do.
We have suffered a significant setback in our lawsuit with Novell that has significantly limited our claims and raises substantial doubt about our ability to continue as a going concern and we may not prevail in our lawsuits with IBM, Novell and others.
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included SVRx technology and that we were required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on our current funds derived from those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and our entering into Chapter 11, there is substantial doubt about our ability to continue as a going concern. Absent a significant cash payment to Novell for this matter, management believes it is remote that the undiscounted future cash flows generated by us would not be sufficient to recover the carrying values of the long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amount of our long-lived assets may not be recovered. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
     We cannot guarantee whether our claims against IBM or Novell will be heard by a jury. The lawsuits with IBM and Novell will continue to be costly. In the event that we are not successful with the IBM or Novell motions, or the continuing litigation requires more cash than expected, our business and operations would be materially harmed.

     We must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM and Novell. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position.
If the Court imposes a constructive trust on proceeds of the fiscal year 2003 SCOsource agreements, we may not be able to continue in business.
     The federal judge overseeing our lawsuit with Novell had scheduled a bench trial that was set to begin on September 17, 2007. At that time the federal judge was to determine what portion, if any, of the proceeds of the fiscal year 2003 SCOsource agreements is attributable to SVRx technology and should be remitted to Novell. The range of the payment to Novell could have been from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, including interest. Novell has sought to impose a constructive trust on our current funds derived from these sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. If the automatic stay is lifted, and the Court imposes a constructive trust in an amount that exceeds our cash and cash equivalents and restricted cash, or if the amount of the constructive trust is otherwise significant, we may not be able to continue in business.
Our claims relating to our UNIX intellectual property may subject us to additional legal proceedings.
     In August 2003, Red Hat brought a lawsuit against us asserting that the Linux operating system does not infringe our UNIX intellectual property rights and seeking a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement. This case is currently stayed pending the resolution of our suit against IBM. If Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.
Our Engagement Agreement with the Law Firms representing us in the SCO Litigation requires us to pay for expert, consulting and other costs, which could harm our liquidity position.
     On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman P.A. (the “Law Firms”). This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Law Firms and us in connection with the Law Firms’ representation of us in the SCO Litigation. Berger Singerman P.A. was a member of this group of Law Firms. With the consent of us, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. was on November 24, 2004.
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of July 31, 2007, we had a total of $7,393,000 in cash and cash equivalents and an additional $3,020,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $12,411,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. In light of the Chapter 11 filings, these arrangements are subject to Bankruptcy Court approval.
Developments in the SCO Litigation and fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price and our ability to continue in business.
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
     Factors that may affect our results include:
•	our ability to operate effectively under Chapter 11 protection and changes in business attitudes toward UNIX as a viable operating system compared to other competing operating systems, especially Linux, as well as the possibility that the automatic stay triggered by our Chapter 11 filing will be lifted or modified, and a constructive trust will be imposed upon our cash in a significant amount;

•	the outcome of pending motions for summary judgment in our lawsuit with IBM, adverse rulings relating to IBM’s counterclaims, and results of, developments in, or costs of the SCO Litigation as well as adverse publicity regarding our business and the SCO Litigation;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•	the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	the contingency and other costs we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights;

•	changes in attitudes of customers and partners due to the decline in our UNIX business and our position against the inclusion of our UNIX code and derivative works in Linux; and

•	the activities of short sellers.
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
     For a further description of recent developments in our litigation with Novell, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Novell, Inc. Ruling”. For a further description of the risks we face as a result of filing for Chapter 11, see “A long period of operating under Chapter 11 may harm our business”, “We may not be able to obtain confirmation of our Chapter 11 plan”, “A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock”, and “Operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies”.
If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.
     We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During October 2006 we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our President and Chief Executive Officer and Ryan E. Tibbitts our General Counsel. For a discussion of the risks we face in attracting and retaining employees due to our Chapter 11 filing, see “A long period of operating under Chapter 11 may harm our business.”
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
     Our revenue from the sale of UNIX products has declined over the last several years. This decrease in revenue has been attributable primarily to increased competition from other operating systems, particularly Linux, and from the negative publicity we have received from the SCO Litigation. Our sales of UNIX products and services are primarily to existing customers. If the demand for UNIX products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our UNIX revenue will continue to decline, industry participants may not certify to our operating system and products, we may not be able to attract new customers or retain existing customers and our business and results of operations will be adversely affected. Additionally, with the recent adverse summary judgment rulings in our lawsuit with Novell and our entry into Chapter 11, customers will likely determine to no longer buy our products and services. Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.
We may lose the support of industry partners leading to an accelerated decline in our UNIX products and services revenue.
     The decline in our UNIX business, the recent rulings in our lawsuit with Novell and our filing for protection under Chapter 11 may cause industry partners, developers, customers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an increased decline in our UNIX products and services revenue and would adversely impact our results of operations and liquidity.
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
     The closing price of our common stock on September 14, 2007 was $0.37. There is the risk of being delisted from the Nasdaq Capital Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements.
     In addition, as a result of our having filed for protection under Chapter 11 of the U.S. Bankruptcy Code, Nasdaq may decide to use its authority under Marketplace Rules 4300, 4450(f) and IM-4300 to delist our securities from The Nasdaq Stock Market or suspend trading in our securities.
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

Our stock price is volatile.
     The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods. We believe that changes in our stock price are affected by the factors mentioned above under the caption entitled “Developments in the SCO Litigation and fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price and our ability to continue in business” as well as from changing public perceptions concerning the strength of the SCO Litigation and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.
There are risks associated with the potential exercise of our outstanding options.
     As of August 31, 2007, we have issued outstanding options to purchase up to approximately 5,396,000 shares of common stock with an average exercise price of $3.53 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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

Date: September 17, 2007	THE SCO GROUP, INC.

	By:	/s/ Bert B. Young

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