Form 10-K
period 2007-10-31
SCO GROUP INC
filed 2008-01-29
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

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
Preferred Stock Purchase Rights
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $9,513,000 based on the reported last sale price of common stock on April 30, 2007, which was the last business day of the Registrant’s most recently completed second fiscal quarter.
     The number of shares of the Registrant’s common stock outstanding as of January 25, 2008, was 21,886,288.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A in connection with its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
Overview
     We have ownership rights in the base UNIX operating system technology and are a provider of UNIX-based products and services. We own the business related to this technology as well as innovative mobile software technology. Our core business is to sell and service our UNIX software products to small-to-medium sized businesses and franchisees or branch offices of Fortune 1000 businesses. The products that drive the majority of our UNIX revenue are OpenServer and UnixWare. We intend to continue to develop, market and service our UNIX products and services during the year ending October 31, 2008, while at the same time further developing and marketing our mobility products and services for personal and professional productivity.
     We developed our SCOsource business as part of our ongoing efforts to establish and protect our intellectual property rights, particularly relating to our ownership interest in the original UNIX source code. Our primary objective with this business is to protect and defend our UNIX rights.
Recent Developments
Novell, Inc. Ruling
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post 1995 derivatives and that we have certain other ownership rights and licenses in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well.
     The trial of these issues, however, was stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and our entry into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern. Absent a significant cash payment to Novell for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered (which totaled $359,000 as of October 31, 2007). Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. The bankruptcy court in Delaware has ruled that it will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008, in the U.S. District Court in Utah. Novell has determined to file a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses and we are currently briefing that motion. The bankruptcy court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe.
     We intend to maintain business operations throughout the reorganization process. Subject to bankruptcy court’s approval, we will use our cash, cash equivalents, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
Bankruptcy Filing
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations. Our foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
     In connection with our cases, we filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain our existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an effort to minimize any disruption the filings might otherwise cause. On September 18, 2007, the

Bankruptcy Court granted the relief requested. As debtors-in-possession, we continue to exercise control over our assets and business, subject to the supervision of the Bankruptcy Court and the requirements under the Bankruptcy Code and bankruptcy rules. We intend to continue operating and to file a plan of reorganization with the Bankruptcy Court in due course.
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, in the ordinary course of business, or, if outside the ordinary course of business, subject to Bankruptcy Court approval.
     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery by creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.
     Under the supervision of the Bankruptcy Court, we may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and our stockholders, including asset sales or strategic partnerships.
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
     Our largest source of revenue for our core UNIX business is derived from our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers (collectively, “resellers”). We have employees or contractors in a number of countries that provide support and services to customers and resellers. The other principal channel for selling and marketing our products is through large corporations, which have a large number of branch offices or franchisees. We access these corporations through their information technology or purchasing departments. In addition, we sell our UNIX products to original equipment manufacturers (“OEMs”).
     The original UNIX operating system was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of developing programs. Over the years, the UNIX operating system has been adapted for almost every OEM’s hardware architecture, and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments. We have certain ownership and other rights relating to the UNIX operating system, which, we, with approval from the Bankruptcy Court, intend to continue to enforce and protect.
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
Current Status and Strategy
     Sales of our UNIX-based products and services have been declining over the last several years. This decline in revenue has been primarily attributable to significant competition from alternative operating systems, particularly Linux. Our expectation is that this trend will continue as a result of continued competition, the negative ruling received from our litigation with Novell, and our Chapter 11 filing.
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
     We also have a seasoned, mature sales channel of resellers focused on the small-to-medium size business market. This channel is a unique asset that should allow us to continue to provide reliable UNIX operating systems for small-to-medium sized business customers.
     For the fiscal year ending October 31, 2008, we plan to continue to focus our UNIX development resources on our current UNIX products. In addition, we will focus other engineering resources on our mobility products and services for personal and professional productivity. We expect that these mobility products and services will enable easy, secure, real-time mobile access to all kinds of information stored in enterprise and web-based systems without the need for direct connection between end-point devices and those systems.
     Our research and development efforts are described in more detail below in the subsection entitled “Software Engineering and Development.”
Competition
     We face direct competition in the operating system market from Linux operating system providers, other non-UNIX operating system providers and other UNIX-based operating system providers. In the operating system market, some of our competitors include International Business Machines Corporation (“IBM”), Red Hat Inc. (“Red Hat”), Novell, Microsoft Corporation (“Microsoft”), and Sun Microsystems (“Sun”). Operating systems, including Linux, are continuing to aggressively take market share away from UNIX and our UNIX revenue has declined over the last several years.

     We believe that we compete favorably with many of our operating system competitors in a number of respects, including product performance, functionality and networking capability. Notwithstanding these factors, our revenue has declined over the last several years. Many of our competitors are significantly larger than we are and have much greater access to funding, technical expertise, marketing, and research and development. In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining or retaining market share. Additionally, the assertion of our legal rights relating to our UNIX ownership, the negative ruling in our litigation with Novell, and our recent Chapter 11 filing have resulted in us becoming the focus of a significant amount of negative publicity from various sources that has to some degree, hampered our ability to compete favorably.
     The success of our UNIX business will, in large measure, depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. This trend continued for the year ended October 31, 2007, and we believe that it will continue during the year ending October 31, 2008. If this trend does continue as expected, our competitive position will continue to be adversely impacted and our future revenue from our UNIX business will decline, possibly at an even faster rate than it has declined over the last several years. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our litigation with IBM, Novell and Red Hat (the “SCO Litigation”) and our Chapter 11 bankruptcy filing.
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
Products and Services
     OpenServer. OpenServer is our UNIX-based offering targeted at small-to-medium businesses. Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers’ needs and achieve a competitive advantage. OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments. We continue to fully support existing users of OpenServer, keeping the operating system current as well as obtaining certain hardware certifications. The latest major release, OpenServer 6, began shipping in June 2005.
     UnixWare. UnixWare is our UNIX-based offering targeted at medium-size businesses and enterprise customers. UnixWare is an advanced deployment platform for industry standard Intel processor systems. UnixWare is a foundation for solutions where proven scalability, reliability and affordability are critical. UnixWare includes enhancements and refinements to the UNIX platform, representing added value for existing UnixWare customers. The latest major release of UnixWare, UnixWare 7.1.4, began shipping in May 2004.

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
     Mobility Products and Services. Our new Mobility Server product provides a secure, reliable connection point between handheld devices and corporate infrastructure applications and servers; HipCheck Service which enables pro-active mobile administration for UNIX and Windows servers; Shout product which enables users to communicate multimedia messaging to groups of any size via a mobile smart phone or rich media web landing page; and a Shout Postcard product which allows users to send virtual postcards from their smart phone, and Me Inc. Mobile, a collaborative time and task management tool which allows users to set appointments, connect with others, create tasks, track goals and blog with associates using their mobile phones.
Strategic Alliances
     We have business alliances with a number of key global industry partners. These relationships encompass product integration, two-way technology transfers, product certification, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education. The objectives of these partnerships include providing complete hardware and software UNIX solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating awareness for our products. We also have alliances with a number of solution providers who write and develop custom applications to run on UNIX operating systems. Most of our small business customers that cannot afford high-end solutions or an information technology staff rely on one of our channel partners for these services. Maintaining these strategic alliances for the year ending October 31, 2008 will be critical to our UNIX business. We intend to continue to keep relationships with key partners in certain vertical markets such as retail point-of-sale, manufacturing, accounting and medical/pharmaceutical where our UNIX operating systems have an existing presence. Our efforts to maintain or expand industry partnerships may be adversely impacted by issues related to the SCO Litigation.

Sales and Marketing
     Our UNIX sales and marketing and field operations are organized by geographic area: our Americas division and our International division. Each division includes a sales organization, field marketing, pre- and post-sales technical support, and local professional services personnel.
     Americas. The Americas team has field sales and support personnel located around the United States, Latin America and Canada. This region delivered approximately 49% of the total revenue for the year ended October 31, 2007. The sales team is organized into Area Sales Managers (“ASMs”) who each manage a specific geographic area and support our resellers and channel partners as well as service our corporate account customer base, including OEM partners. ASMs have the following specific roles:
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
     International. The International region delivered approximately 51% of the total revenue for the year ended October 31, 2007 and includes EMEA (Europe, the Middle East and Africa) and Asia Pacific. We have resources, employees or contractors in the United Kingdom, Germany, France, Israel, Italy, China, Korea, Netherlands, Eastern Europe, India, Japan, and Taiwan. The country sales teams perform the same functions as the Americas sales team, including channel sales, corporate account sales and OEM sales. In the International division, particularly in smaller countries, one sales representative will manage both channel and major account sales within that country. The International division also uses local distributors in each location to process all channel orders.
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
     Our marketing efforts support our sales and distribution efforts, promotions and product introductions, and include marketing activities to promote our UNIX and mobile products. Marketing is focused on targeted campaigns, events, press releases, white papers and marketing literature. In particular, our marketing strategy consists of:

•	branding our UNIX and mobile products through public relations and web marketing activities;

•	maintaining an effective partner program to generate brand awareness and promote our UNIX and mobile products; as well as

•	increasing public awareness of our UNIX and mobile products by participating in strategic tradeshows, conferences and technology forums.
     Information regarding financial data by segments, geographic regions and long-lived assets is set forth in Part II, Item 8 of this Form 10-K in Note 12 to the consolidated financial statements.
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
     Our product development process is modeled to standard, commercial software engineering practices and we apply these practices to ensure consistent product quality. As a result, we are able to offer our platform products to OEM customers in several configurations without significant additional effort. We incurred $6,077,000, $8,045,000 and $8,337,000 in research and development expense during the years ended October 31, 2007, 2006 and 2005, respectively.
SCOsource Business
Background
     We acquired our rights relating to the UNIX (including UnixWare) source code and derivative works and certain other intellectual property rights when we purchased substantially all of the assets and operations of the server and professional services groups of The Santa Cruz Operation, Inc., in May 2001. The Santa Cruz Operation had previously acquired such UNIX source code and certain intellectual property rights from Novell in 1995, which technology was initially developed by AT&T Bell Labs. Through this process, we acquired all UNIX source code, source code license agreements with thousands of UNIX vendors, certain UNIX intellectual property, all claims for violation of the above mentioned UNIX licenses and other claims, and the control over UNIX derivative works. The UNIX licenses we obtained have led to the development of several UNIX-based operating systems, including but not limited to our own UnixWare and, to some extent OpenServer products, IBM’s AIX, Sequent’s DYNIX/Ptx, Sun’s Solaris, SGI’s IRIX and Hewlett-Packard’s HP-UX. These operating systems are all derivatives of the original UNIX source code owned by us.

     The success of our SCOsource business depends on our ability to protect and enforce our rights to proprietary UNIX source code, copyrights and other licensing and intellectual property rights. To protect our proprietary rights, we rely primarily on a combination of copyright laws, contractual rights and related claims.
Intellectual Property Protection
     Our intellectual property protection relies primarily on a combination of contract rights, copyright laws and an aggressive legal strategy. We also require that our employees and consultants sign confidentiality and nondisclosure agreements. We also regulate access to, and distribution of, our documentation and other proprietary information.
     We cannot guarantee the success of our SCO Litigation including, the appeal of the adverse August 10, 2007 summary judgement ruling or even our ability to take such an appeal and other efforts to protect and enforce our intellectual property rights, but we will continue to seek to enforce and pursue these rights through the judicial system. Additionally, we cannot be certain that we will succeed in preventing the future misappropriation of our proprietary information including copyrights and other intellectual property rights or that we will be able to prevent the unauthorized future use of our technology.
Employees
     As of October 31, 2007, we had a total of 115 full-time equivalent employees. Of the total employees, 41 were in product development, 39 in sales and marketing, 11 in services, 5 in customer delivery and manufacturing, 2 in SCOsource and 17 in administration (which includes finance, human resources, executive management and information systems). From time to time, we also engage independent contractors to support our professional services, product development, sales and marketing organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. In general, we believe our relations with our employees are good. We anticipate a reduction in force as a result of Chapter 11 bankruptcy and in order to return to profitability.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-K, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
     Our year ended October 31, 2003 was the first and only full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2007, 2006 and 2005, we incurred net losses of $6,826,000, $16,598,000 and $10,726,000, respectively. As of October 31, 2007, our accumulated deficit was $258,366,000.
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

     As of October 31, 2007, we had a total of $5,554,000 in cash and cash equivalents and an additional $3,099,000 of restricted cash of which $1,833,000 to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $13,167,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
A long period of operating under Chapter 11 may harm our business.
     A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Chapter 11 cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.
     Furthermore, so long as the Chapter 11 cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the cases. A prolonged continuation of the Chapter 11 cases may also require us to seek financing. If we require financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized.
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
     If our Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.
A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the Plan. Therefore, an investment in our common stock is highly speculative.
Operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies.
     Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:
•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	obtain financing secured by the Company’s assets.
     In addition, if a trustee is appointed to operate the Debtors in Chapter 11, the trustee would assume control of our assets, including the SCO Litigation.
     We have suffered a significant setback in our lawsuit with Novell that has significantly limited our claims and raises substantial doubt about our ability to continue as a going concern and we may not prevail in our lawsuits with IBM, Novell and others.
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post 1995 derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. It is our desire and intent to appeal the adverse August 10, 2007 summary judgement ruling as soon as that opportunity is available to us. However, we must go through further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the adverse August 10, 2007 ruling.
     The trial of these issues, however, was stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and our entering into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern including continuing the SCO litigation or appealing the adverse ruling of August 10, 2007. Absent a significant cash payment to Novell for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
     The federal district judge overseeing our lawsuit with Novell had scheduled a bench trial that was set to begin on September 17, 2007. At that time the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements are attributable to older SVRx licenses and should be remitted to Novell, and whether SCO has the authority to enter into certain SCOsource agreements beginning in 2003, including large transactions with Sun and Microsoft. The determination of the amount of proceeds payable to Novell is from a de minimis amount to in excess $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on our current funds traceable to these sources. The trial of these issues, however, was stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Novell filed a motion seeking relief from the automatic stay to continue the trial. If the Bankruptcy Court imposes a constructive trust in an amount that exceeds our cash and cash equivalents and restricted cash, or if the amounts subject of the constructive trust are otherwise significant, we may not be able to continue to operate our business. The bankruptcy judge in Delaware has ruled that the Bankruptcy Court will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008 in the U.S. District Court in Utah. It is not known when the constructive trust issue will be addressed.
Our claims relating to our UNIX intellectual property may subject us to additional legal proceedings.
     In August 2003, Red Hat brought a lawsuit against us asserting that the Linux operating system does not infringe our UNIX intellectual property rights and seeking a declaratory judgment for non-infringement of copyrights and non-misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement. This case is currently stayed pending the resolution of our suit against IBM and because of the bankruptcy proceedings. If Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.
Our Engagement Agreement with the Law Firms representing us in the SCO Litigation requires us to pay for expert, consulting and other costs, which could harm our liquidity position.
     On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman P.A. (the “Law Firms”). This Engagement Agreement supersedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Law Firms and us in connection with the Law Firms’ representation of us in the SCO Litigation. Berger Singerman P.A. was a member of this group of Law Firms. With our consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. was on November 24, 2004.
     We must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment or a sale of the company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:
•	33 percent of any aggregate recovery amounts received up to $350,000,000;

•	plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•	plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.
     The Engagement Agreement specifically provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with our SCO Litigation through the end of the current litigation between it and IBM, including any appeals.
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of October 31, 2007, we had a total of $5,554,000 in cash and cash equivalents and an additional $1,833,000 of restricted cash to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $13,167,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with the Law Firms in the SCO Litigation. In light of the Chapter 11 filings, these arrangements are subject to Bankruptcy Court approval.
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
     Factors that may affect our results include:
•	our ability to operate effectively under Chapter 11 protection and changes in business attitudes toward UNIX as a viable operating system compared to other competing operating systems, especially Linux, as well as the possibility that the automatic stay triggered by our Chapter 11 filing will be lifted or modified, and a constructive trust will be imposed upon our cash in a significant amount or reorganization plan not confirmed by the Bankruptcy Court;

•	the outcome of pending litigation with Novell and pending motions for summary judgment in our lawsuit with IBM and Novell, adverse rulings relating to IBM’s and Novell’s counterclaims, and results of, developments in, or costs of the SCO Litigation as well as adverse publicity regarding our business and the SCO Litigation;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•	the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	the contingency and other costs we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights;

•	changes in attitudes of customers and partners due to the decline in our UNIX business and our position against the inclusion of our UNIX code and derivative works in Linux; and

•	the activities of short sellers.
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
     For a further description of recent developments in our litigation with Novell, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Novell, Inc. Ruling”. For a further description of the risks we face as a result of filing for Chapter 11, see “A long period of operating under Chapter 11 may harm our business”, “We may not be able to obtain confirmation of our Chapter 11 plan”, “A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock”, and “Operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies.”
If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.
     We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During October 2006, we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our Chief Executive Officer and Ryan E. Tibbitts our General Counsel. For a discussion of the risks we face in attracting and retaining employees due to our Chapter 11 filing, see “A long period of operating under Chapter 11 may harm our business.”
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
     Our revenue from the sale of UNIX products has declined over the last several years. This decrease in revenue has been attributable primarily to increased competition from other operating systems, particularly Linux, and from the negative publicity we have received from the SCO Litigation. Our sales of UNIX products and services are primarily to existing customers. If the demand for UNIX products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our UNIX revenue will continue to decline, industry participants may not certify to our operating system and products, we may not be able to attract new customers or retain existing customers and our business and results of operations will be adversely affected. Additionally, with the recent adverse summary judgment rulings in our lawsuit with Novell and our entry into Chapter 11, customers may likely determine to no longer buy our products and services. Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.
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
     Our foreign-based operations and sales are subject to the imposition of governmental controls and taxes and fluctuations in currency exchange rates that could hurt our results.
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
     During the three months ended April 30, 2004, our India office was assessed withholding taxes by the Government of India Income Tax Department. The Tax Department assessed a 15% withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax Department and believe that revenue from our packaged software does not qualify for royalty treatment and therefore would not be subject to withholding tax. However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts. Because of our international operations, we may be subject to additional withholding or other taxes from other international jurisdictions.
We have lost our listing on the Nasdaq Capital Market as a result of our bankruptcy filing and the loss of our listing has made our stock significantly less liquid and has significantly reduced its value.
     As a result of our having filed for protection under Chapter 11 of the U.S. Bankruptcy Code, Nasdaq has used its authority under Marketplace Rules 4300, 4450(f) and IM-4300 to delist our securities from The Nasdaq Capital Market effective December 27, 2007.
     Upon delisting from the Nasdaq Capital Market, our stock is traded on the Pink Sheets. In order to trade on the Pink Sheets, there must be market makers for our stock. Without a number of market makers in our stock, our stock would be less liquid than it would otherwise be, and the value of our stock could decrease. In addition, compliance with the rules and regulations of the Exchange Act relating to “penny stock” may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.
Our stock price is volatile.
     The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods. We believe that changes in our stock price are affected by the factors mentioned above under the caption entitled “Developments in the SCO Litigation, our bankruptcy filing, delisting from the Nasdaq Capital Market and fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price and our ability to continue in business” as well as from changing public perceptions concerning the strength of the SCO Litigation and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.
There are risks associated with the potential exercise of our outstanding options.
     As of December 31, 2007, we have issued outstanding options to purchase up to approximately 5,016,000 shares of common stock with an average exercise price of $3.53 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
Common stock available for resale may depress the market price of our common stock.
     We have filed a post-effective amendment to a registration statement with the Securities and Exchange Commission (“SEC”), which has been declared effective, covering the potential resale by two of our stockholders of up to 923,019 shares of common stock, or 4.3% of our outstanding common stock. The selling stockholders are bound by certain selling limitations, which limit the number of shares of our common stock that may be sold at one time. In addition, we have filed a registration statement with the SEC, which has been declared effective, covering the potential resale by some of our stockholders of up to 2,852,449 shares of our common stock, or 13.3% of our outstanding common stock. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We are headquartered in Lindon, Utah, where we lease administrative, sales and marketing facilities. We lease additional facilities for administration, sales and marketing and product development in Murray Hill, New Jersey. The lease for our Lindon, Utah facilities expired December 31, 2007. We have entered into an amendment to that lease agreement reducing the amount of space leased to approximately 11,500 gross rentable square feet. This amended lease agreement expires on December 31, 2008. The lease for our Murray Hill, New Jersey facilities expired December 31, 2007. We have entered into an amendment to that lease agreement reducing the amount of space leased to approximately 11,000 gross rentable square feet. This amended lease agreement expires on December 31, 2010.
     Our international field operations occupy leased facilities in France, Japan, Germany, India, and the United Kingdom. The leases for these field operation facilities expire at various dates through our fiscal year ending October 31, 2010.
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
Item 3. Legal Proceedings
Bankruptcy Filing
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations. Our foreign subsidiaries, as non-debtors, are not subject to the requirements of the

Bankruptcy Code and are not subject to Bankruptcy Court supervision.
     In connection with our cases, we filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain our existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an effort to minimize any disruption the filings might otherwise cause. On September 18, 2007, the Bankruptcy Court granted the relief requested. As debtors-in-possession, we continue to exercise control over our assets and business, subject to the supervision of the Bankruptcy Court and the requirements under the Bankruptcy Code and Bankruptcy Rules. We intend to continue operating and to file a plan of reorganization with the Bankruptcy Court in due course. For a further description of our bankruptcy filing, see “Item 1—Recent Developments, Bankruptcy Filing”.
IBM Corporation
     On or about March 6, 2003, we filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action we claim that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. “Sequent” licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with IBM’s efforts to promote the Linux operating system. Our complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. We are seeking damages in an amount to be proved at trial and seeking injunctive relief.
     On or about March 6, 2003, we notified IBM that IBM was not in compliance with our UNIX source code license agreement and on or about June 13, 2003, we delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, we sent a similar notice terminating the Sequent source code license. IBM disputes our right to terminate those licenses. In the event our termination of those licenses is valid we believe IBM is exposed to substantial damages and injunctive relief based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent us a notice purporting to waive our claims against IBM regarding its license breaches. We did not believe that Novell had the right to take any such action relative to our UNIX source code rights.
     On February 27, 2004, we filed a second amended complaint which alleges nine causes of action that are similar to those set forth above, adds a new claim for copyright infringement, and removes the claim for misappropriation of trade secrets. IBM filed an answer and 14 counterclaims. Among other things, IBM asserted that we do not have the right to terminate its UNIX license and claimed that we have breached the GNU General Public License and have infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights. On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.
     On December 22, 2005, we filed a voluminous report detailing IBM’s misuse of our proprietary material. Our December 2005 report includes 293 total disclosures which we claim violate our contractual rights and copyrights. These reports and the disclosures identified are the result of analysis by experienced outside technical consultants.

     On February 13, 2006, IBM filed a motion with the court seeking to limit our claims as set forth in the December 2005 report. IBM argued that of the 293 items we had identified, 201 did not meet the level of specificity required by the court. IBM requested that we be limited to 93 items set forth in the December 2005 filing which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of our technology disclosures from the case. This ruling is a limitation on the number of technology disclosures in our December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, we filed objections to the Magistrate Judge’s order with the District Court; those objections challenge the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling affirming the Magistrate Judge’s ruling of June 28, 2006. The Company filed a motion to reconsider this ruling and a motion to amend its technology disclosures of December 2005.
     On June 8, 2006, IBM filed a motion to confine our claims to, and strike allegations in excess of, the December 2005 disclosures. In this motion, IBM claims that our technology expert reports go beyond the disclosures contained in our December 2005 submission to the Court and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. We filed objections to that order with the District Court.
     Both parties have filed expert reports and substantially finished expert discovery. IBM filed six motions for summary judgment that, if granted in whole or in substantial part, could resolve our claims in IBM’s favor or substantially reduce our claims. We filed three motions for summary judgment. The summary judgment motions were heard by the Court in March 2007 and a trial date has been postponed pending resolution of the Novell matter.
     As a result of the Court’s order of August 10, 2007, in the SCO v. Novell case, several of our claims against IBM may be dismissed. These claims include our claims that IBM breached its UNIX license agreement and our claims arising from our termination of IBM’s license. We believe that the Court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including our claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s ruling of August 10, 2007 in the Novell case resolves all of our claims against IBM in IBM’s favor, but we dispute this position. IBM’s counterclaims against us would remain in the case subject to pending motions for summary judgment. The IBM case is also currently stayed due to our Chapter 11 bankruptcy proceedings.
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
     Novell filed two motions to dismiss claiming, among other things, that Novell’s false statements were not issued with malice and are privileged under the law. The Court denied both of Novell’s motions to dismiss. On July 29, 2005, Novell filed its answer and counterclaims against us, asserting counterclaims for our alleged breaches of the Asset Purchase Agreement between Novell and our predecessor-in-interest, The Santa Cruz Operation, for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained interest in SVRx Royalties stream, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. On or about December 30, 2005, we filed a motion for leave to amend our complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use our UNIX code. Novell consented to our filing of these additional claims.
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration. Through these proceedings, Novell claims that we granted SuSE the right to use our intellectual property through our participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims relating to the SuSE arbitration should be stayed pending the arbitration, but the other portions of claims in the case should proceed.
     The three-person arbitration panel has been selected for the SuSE arbitration but that process has been stayed by the Bankruptcy Court in Delaware.
     In September 2006, Novell filed an Amended Counterclaim asserting nine claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue we collected from Sun and Microsoft in 2003. Novell has moved for a preliminary injunction and partial summary judgment. We have opposed these filings and filed a cross-motion for partial summary judgment. Those motions were argued on January 23, 2007, before the District Court. On December 1, 2006, Novell filed a motion for summary judgment on its Fourth Counterclaim, asking the Court to rule that Novell had retained broad waiver rights and other rights over SVRX Licenses it transferred under the 1995 Asset Purchase Agreement. With our opposition to this motion, we filed our own cross motion for summary judgment, asking the Court to rule that Novell’s retained rights are much narrower than it claims.
     On April 9, 2007, the Company filed a Motion for Partial Summary Judgment on Its First, Second, and Fifth Causes of Action and for Summary Judgment on Novell’s First Counterclaim, arguing that Novell transferred the UNIX and UnixWare copyrights under the plain language of the amended 1995 Asset Purchase Agreement, as confirmed by testimony of at least nine witnesses, including Novell’s own CEO at the time of the Agreement. On April 20, 2007, Novell filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and UnixWare copyrights under the Asset Purchase Agreement, that the Company did not meet its burden of establishing special damages on its slander of title claim, that Novell retained broad rights to waive the Company’s contract claims against IBM, and that the portion of the Company’s contract and unfair competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. The Company filed its own motions for summary judgment seeking a ruling that it owns the UNIX and UnixWare copyrights, and that Novell’s retained rights are much narrower than Novell now claims. On May 31 and June 4, 2007, the Court heard oral argument on these motions and the pending motion and cross-motion for summary judgment on Novell’s Fourth Counterclaim, taking the motions under advisement.
     On August 10, 2007, the federal judge ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post 1995 derivatives and that we have certain other ownership rights and licenses in the UNIX technology. We were directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements included older SVRx licenses and that we were required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well.
     The trial of these issues, however, was stayed as result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. The Bankruptcy Court in Delaware has ruled that the Bankruptcy Court will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008 in the U.S. District Court in Utah. Novell has determined to file a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses and we are currently briefing that motion. The Bankruptcy Court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe.
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
     The plaintiffs, the issuers and the insurance companies negotiated and executed an agreement to settle the dispute between the plaintiffs and the issuers. While the settlement agreement was awaiting approval by the district court, the court of appeals overturned the class certification on December 5, 2006. It is unlikely a settlement of a class action can remain effective as the class is de-certified. If the decision by the court of appeals is not reversed, we do not believe the settlement will stand, and it is possible the lawsuit may fragment into individual actions. At this time, we do not know and cannot determine the legal or procedural results of such an action. If the de-certification is reversed, and if thereafter the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to us and our directors. If the settlement agreement is not approved by the court, the matter will continue unless another settlement agreement is reached. Plaintiffs have filed a second amended complaint and motions to dismiss are pending.
     We have notified our underwriters and insurance companies of the existence of the claims. Management presently believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by us.

Red Hat, Inc.
     On August 4, 2003, Red Hat, Inc. filed a complaint against us. The action is pending in the United States District Court for the District of Delaware under the case caption, Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on our UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the court denied our motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the court denied on March 31, 2005. We intend to vigorously defend this action. In the event the stay is lifted, including the bankruptcy stay, and Red Hat is allowed to pursue its claims, we will likely assert counterclaims against Red Hat.
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
     We are party to certain other legal proceedings arising in the ordinary course of business, and management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on our results of operations, financial position or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the three months ended October 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
     Our common stock initially traded on The Nasdaq National Market beginning in March 2000, and has traded on The Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) from February 2003 to December 2007. In December 2007, our stock began trading on the Pink Sheets. In September 2002, we changed our trading symbol from “CALD” to “SCOX.” In December 2007, our trading symbol changed to “SCOXQ.PK.” The table below sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq Capital Market, as applicable, for the last two years.

	SCO Common Stock
	High	Low
Year Ended October 31, 2007
Quarter ended January 31, 2007	$2.98	$0.85
Quarter ended April 30, 2007	1.19	0.82
Quarter ended July 31, 2007	2.21	0.77
Quarter ended October 31, 2007	1.66	0.15

Year Ended October 31, 2006
Quarter ended January 31, 2006	$4.16	$3.69
Quarter ended April 30, 2006	5.07	4.03
Quarter ended July 31, 2006	4.74	2.25
Quarter ended October 31, 2006	2.89	1.66
     On January 28, 2008, the closing sales price for our common stock as reported on the Pink Sheets was $0.08. As of January 25, 2008, there were 392 holders of common stock of record.
Dividend Policy
     We have not historically declared or paid any cash dividends on shares of our common stock and plan to retain our future earnings, if any, to fund the development and growth of our business. As a result of our Chapter 11 Bankruptcy, we are restricted from making any distributions to equity interests in the Company unless the distributions are approved under a plan of reorganization. Further, the Bankruptcy Code prohibits equity distributions, unless all creditors are satisfied in full.
Issuer Purchases of Equity Securities
     During the three months ended October 31, 2007, we did not purchase any of our equity securities.
Item 6. Selected Financial Data
     The following selected financial data set forth below should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 of this Form 10-K. The selected statement of operations data for the years ended October 31, 2007, 2006 and 2005 and the selected balance sheet data as of October 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes in this Form 10-K.
     The selected statement of operations data for the years ended October 31, 2004 and 2003 and the selected balance sheet data as of October 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Selected Statement of Operations Data:
Total revenue	$21,656	$29,239	$36,004	$42,809	$79,254
Gross margin	$14,785	$12,036	$17,691	$15,711	$59,332
Income (loss) from operations	$(6,505)	$(17,357)	$(11,899)	$(28,573)	$3,436
Net income (loss)	$(6,826)	$(16,598)	$(10,726)	$(16,227)	$5,304
Basic net income (loss) per common share	$(0.32)	$(0.80)	$(0.60)	$(1.07)	$0.43
Diluted net income (loss) per common share	$(0.32)	$(0.80)	$(0.60)	$(1.07)	$0.34
Weighted average basic common shares	21,264	20,802	17,924	15,155	12,261
Weighted average diluted common shares	21,264	20,802	17,924	15,155	15,679

	As of October 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$5,554	$5,369	$4,272	$12,693	$64,428
Working capital	6,445	7,144	8,669	15,413	37,168
Total assets	14,309	23,409	28,948	55,400	94,952
Long-term liabilities	182	192	338	343	508
Redemable preferred stock	—	—	—	—	29,671
Common stock subject to rescission	—	—	1,018	528	—
Total stockholders’ equity	3,754	8,082	11,337	21,702	19,516
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal year ended October 31, 2007. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Recent Developments
Novell, Inc. Ruling
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post 1995 derivatives and that we have certain other ownership rights and licenses in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. It is our desire and intent to appeal the adverse August 10, 2007 summary judgement ruling as soon as that opportunity is available to us. However, we must go through further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the adverse August 10, 2007 ruling.
     The trial of these issues, however, was stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and our entry into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern including continuing the SCO litigation or appealing the adverse ruling of August 10, 2007. Absent a significant cash payment to Novell for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered (which totaled $359,000 as of October 31, 2007). Our statements do not include any adjustments that might result from the outcome of these uncertainties. The bankruptcy court in Delaware has ruled that it will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008 in the U.S. District Court in Utah. Novell has determined to file a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses and we are currently briefing that motion. The bankruptcy court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe.
     We intend to maintain business operations throughout the reorganization process. Subject to the bankruptcy court’s approval, we will use our cash, cash equivalents, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process.

Bankruptcy Filing
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations. Our foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
     In connection with our cases, we filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain our existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an effort to minimize any disruption the filings might otherwise cause. On September 18, 2007, the Bankruptcy Court granted the relief requested. As debtors-in-possession, we continue to exercise control over our assets and business, subject to the supervision of the Bankruptcy Court and the requirements under the Bankruptcy Code and bankruptcy rules. We will continue operating and will file a plan of reorganization with the Bankruptcy Court in due course.
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, in the ordinary course of business, or, if outside the ordinary course of business, subject to Bankruptcy Court approval.
     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery by creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.
     Under the supervision of the Bankruptcy Court, we may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and our stakeholders, including asset sales or strategic partnerships.
     As a result of our having filed for protection under Chapter 11 of the U.S. Bankruptcy Code, Nasdaq has used its authority under Marketplace Rules 4300, 4450(f) and IM-4300 to delist our securities from The Nasdaq Capital Market effective December 27, 2007.

     Upon delisting from the Nasdaq Capital Market, our stock is traded on the Pink Sheets. In order to trade on the Pink Sheets, there must be market makers for our stock. Without a number of market makers in our stock, our stock would be less liquid than it would otherwise be, and the value of our stock could decrease.
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
     We access these companies through their information technology or purchasing departments with our Area Sales Managers (“ASMs”) in the United States and through our reseller channel in countries outside the United States. In addition, we also sell our operating system products to original equipment manufacturers (“OEMs”). Our sales of UNIX products and services during the last several years have been primarily to existing UNIX customers as opposed to newly acquired customers. Our UNIX business revenue depends significantly on our ability to market and sell our products to existing customers and to generate upgrades from existing customers.
     The following table and footnote shows the operating results of the UNIX business for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Revenue	$21,623	$29,123	$35,838
Cost of revenue	3,291	4,896	5,466

Gross margin	18,332	24,227	30,372

Sales and marketing	9,686	12,048	11,680
Research and development	6,077	7,666	7,948
General and administrative	5,527	6,669	6,604
Other (1)	—	2,371	2,372

Total operating expenses	21,290	28,754	28,604

Income (loss) from operations	$(2,958)	$(4,527)	$1,768

(1)	For the year ended October 31, 2007, other costs were $0. For the years ended October 31, 2006 and 2005 other costs consisted of $2,371 and $2,372, respectively for amortization of intangibles.
     Revenue from our UNIX business decreased by $7,500,000, or 26%, for the year ended October 31, 2007 compared to the year ended October 31, 2006, in spite of a general price increase of 20% in May 2007. Revenue from our UNIX business decreased $6,715,000, or 19%, for the year ended October 31, 2006 compared to the year ended October 31, 2005. The revenue from our UNIX business has been declining over the last several years primarily as a result of continued competition from alternative operating systems, particularly Linux and from the negative publicity of the SCO Litigation. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business revenue because users of Linux generally do not pay for the operating system itself, but for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating expenses for our UNIX business were $28,604,000 for the year ended October 31, 2005 and were $28,754,000 for the year ended October 31, 2006 and decreased to $21,290,000 for the year ended October 31, 2007. The decrease in operating expenses for the year ended October 31, 2007 was primarily attributable to reduced headcount and related costs as a result of staff reductions in October 2006 and the elimination of amortization expense from intangible assets, partially offset by increased costs incurred as a result of our bankruptcy for legal and professional fees. Our intangible assets became fully amortized during the three months ended October 31, 2006.
     The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCO Litigation, or Chapter 11 bankruptcy filing. The decline in our UNIX business, the SCO Litigation and our Chapter 11 bankruptcy filing may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in revenue from our UNIX business.
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
     In an effort to establish, protect and defend our UNIX intellectual property rights, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property rights and subject to Bankruptcy Court approval, expect that costs and expenses for this business for the year ending October 31, 2008 will be significant.
     The following table shows the results of operations for the SCOsource business for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Revenue	$33	$116	$166
Cost of revenue	3,580	12,307	12,847

Gross margin (deficit)	(3,547)	(12,191)	(12,681)

Sales and marketing	—	1	154
Research and development	—	379	389
General and administrative	—	259	443

Total operating expenses	—	639	986

Loss from operations	$(3,547)	$(12,830)	$(13,667)

     Revenue from our SCOsource business for the years ended October 31, 2007, 2006 and 2005 was primarily attributable to sales of our SCOsource IP agreements.
     Cost of revenue from the SCOsource business was $12,847,000 for the year ended October 31, 2005, $12,307,000 for the year ended October 31, 2006 and decreased to $3,580,000 for the year ended October 31, 2007. Cost of revenue was primarily comprised of legal fees and other costs and expenses incurred in connection with the SCO Litigation. During the year ended October 31, 2006, we made the final quarterly payment of $2,000,000 to Boies, Schiller & Flexner LLP and Kevin McBride (the “Law Firms”) (which quarterly payments ended during the three months ended January 31, 2006). Berger Singerman, P.A. (“Berger”) was also a member of this group of Law Firms. With the consent of the Company, the engagement of this firm was mutually terminated. The last payment received by Berger was during November 2004. In addition to the expenses incurred above, we must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment, or a sale of our Company.
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
Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We believe the following to be our critical accounting estimates because they are important to the portrayal of our financial position and results of operations and they are based on matters that are inherently uncertain.
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
     Our SCOsource revenue to date has been primarily generated from agreements to utilize our UNIX source code and related technology as well as from intellectual property compliance agreements. We recognize revenue from SCOsource agreements when a signed contract exists, the fee is fixed or determinable, collection of the receivable is probable and delivery has occurred. If the payment terms extend beyond our normal payment terms, revenue is recognized as the payments become due.
     Valuation Allowances Against Deferred Income Tax Assets. The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We provided a valuation allowance of $78,570,000 against our entire net deferred income tax assets as of October 31, 2007. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.
     Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this Form 10-K. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM and Novell counterclaims is not estimable. Because these matters are not estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations, financial position and liquidity.
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
     Write-downs of long-lived assets may be necessary if, in the future, the fair value of these assets is less than the carrying value. If the operating trends for our UNIX or SCOsource businesses continue to decline, or a definitive negative judgment requiring cash payments to third parties or significant assets to be placed under a constructive trust is issued in various litigation matters, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and a specific review of customer balances to determine expected collectibility. Our policies for determining allowances for doubtful accounts receivable have been applied consistently. Our allowance for doubtful accounts receivable was $85,000 as of October 31, 2007. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations
     The following table presents our consolidated results of operations for the years ended October 31, 2007, 2006 and 2005:

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Statement of Operations Data:
Revenue:
Products	$17,488	$24,063	$30,190
SCOsource	33	116	166
Services	4,135	5,060	5,648

Total revenue	21,656	29,239	36,004

Cost of revenue:
Products	1,329	2,064	2,544
SCOsource licensing	3,580	12,307	12,847
Services	1,962	2,832	2,922

Total cost of revenue	6,871	17,203	18,313

Gross margin	14,785	12,036	17,691

Operating expenses:
Sales and marketing	9,686	12,049	11,834
Research and development	6,077	8,045	8,337
General and administrative	5,527	6,928	7,047
Amortization of intangibles	—	2,371	2,372

Total operating expenses	21,290	29,393	29,590

Loss from operations	(6,505)	(17,357)	(11,899)
Equity in income of affiliate	108	91	47
Reorganization items	(700)	—	—
Other income, net	508	759	1,399
Provision for income taxes	(237)	(91)	(273)

Net loss	$(6,826)	$(16,598)	$(10,726)

Years Ended October 31, 2007, 2006 and 2005
Revenue

	2007	Change	2006	Change	2005
		(Dollars in thousands)
Revenue	$21,656	(26)%	$29,239	(19)%	$36,004
     Revenue for the year ended October 31, 2007 decreased by $7,583,000, or 26%, from the year ended October 31, 2006 and revenue for the year ended October 31, 2006 decreased by $6,765,000, or 19%, from the year ended October 31, 2005. These decreases were primarily attributable to a decrease in UNIX products and services revenue as a result of continued competition from other operating systems, primarily Linux, and from continuing negative publicity from the SCO Litigation and the Company’s filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions.

     Revenue generated from our UNIX business and SCOsource business is as follows:

	2007	Change	2006	Change	2005
	(Dollars in thousands)
UNIX revenue	$21,623	(26)%	$29,123	(19)%	$35,838
Percentage of total revenue	100%		100%		100%

SCOsource revenue	33	(72)%	116	(30)%	166
Percentage of total revenue	0%		0%		0%
     The decrease in revenue in the UNIX business of $7,500,000, or 26%, for the year ended October 31, 2007 compared to the year ended October 31, 2006 and the decrease in revenue of $6,715,000 for the year ended October 31, 2006 compared to the year ended October 31, 2005 were primarily attributable to continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenue because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2008 our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2007 as a result of this continued competition and negative publicity.
     SCOsource revenue decreased by $83,000 for the year ended October 31, 2007 compared to the year ended October 31, 2006 and decreased by $50,000 for the year ended October 31, 2006 compared to the year ended October 31, 2005. These decreases were primarily attributable to lower sales of IP agreements.
     Sales of our UNIX products and services during the years ended October 31, 2007, 2006 and 2005 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (i) we are not successful with our existing customers, (ii) we lose the support of any of our existing hardware and software vendors, or (iii) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Product revenue	$17,488	(27)%	$24,063	(20)%	$30,190
Percentage of total revenue	81%		82%		84%
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
     The decrease in products revenue of $6,575,000 from the year ended October 31, 2006 to the year ended October 31, 2007 and the decrease in products revenue of $6,127,000 from the year ended October 31, 2005 to the year ended October 31, 2006 were primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions. We believe that this competition from Linux will continue for the year ending October 31, 2008 and future periods.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	2007	Change	2006	Change	2005
	(Dollars in thousands)
OpenServer revenue	$10,729	(24)%	$14,098	(16)%	$16,720
Percentage of products revenue	62%		59%		55%
UnixWare revenue	$4,782	(36)%	$7,521	(16)%	$8,979
Percentage of products revenue	27%		31%		30%
Other products revenue	$1,977	(19)%	$2,444	(46)%	$4,491
Percentage of products revenue	11%		10%		15%
     The decreases in revenue for OpenServer and UnixWare and other products are all primarily the result of continued competition, particularly from Linux operating system providers and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. The decrease in other products revenue is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance, which is sold separately from the product.
SCOsource Revenue

	2007	Change	2006	Change	2005
	(Dollars in thousands)
SCOsource revenue	$33	(72)%	$116	(30)%	$166
Percentage of total revenue	0%		0%		0%
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource revenue for the years ended October 31, 2007, 2006 and 2005 was primarily attributable to SCOsource IP agreements.
Services Revenue

	2007	Change	2006	Change	2005
		(Dollars in thousands)
Services revenue	$4,135	(18)%	$5,060	(10)%	$5,648
Percentage of total revenue	19%		18%		16%
     Services revenue consists primarily of annual and incident technical support fees, engineering services fees, professional services and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $925,000, or 18%, from the year ended October 31, 2006 to the year ended October 31, 2007 and the decrease in services revenue of $588,000, or 10%, from the year ended October 31, 2005 to the year ended October 31, 2006 were primarily attributable to a decrease in products revenue, decreased professional services revenue and fewer renewals of support and engineering services contracts.
     The majority of our support and professional services revenue is derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenue

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Cost of products revenue	$1,329	(36)%	$2,064	(19)%	$2,544
Percentage of products revenue	8%		9%		8%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $735,000, or 36%, from the year ended October 31, 2006 to the year ended October 31, 2007 and cost of products revenue decreased by $480,000, or 19%, from the year ended October 31, 2005 to the year ended October 31, 2006. These decreases in cost of products revenue were primarily attributable to lower products revenue, as margins did not vary significantly.
     For the year ending October 31, 2008, we expect the dollar amount of our cost of products revenue to be less than the year ended October 31, 2007 and the percentage of products revenue to be consistent with the percentage achieved during the year ended October 31, 2007.
Cost of SCOsource Revenue

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Cost of SCOsource revenue	$3,580	(71)%	$12,307	(4)%	$12,847
     Cost of SCOsource revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource revenue decreased by $8,727,000, or 71%, from the year ended October 31, 2006 to the year ended October 31, 2007 and was primarily attributable to the absence of the $2,000,000 quarterly payment and related expense to the Law Firms (which quarterly payments ended during the three months ended January 31, 2006), and significant decreases in services provided by technical, industry, damage and other experts in connection with the SCO Litigation. Cost of SCOsource revenue decreased by $540,000, or 4%, from the year ended October 31, 2005 to the year ended October 31, 2006 and was primarily attributable to decreased legal fees paid to the Law Firms offset, in part, by increases in costs and expenses for experts, consultants and other costs of the SCO Litigation. In addition to the expenses discussed above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our Company.
     We anticipate that the dollar amount of our cost of SCOsource licensing revenue for the year ending October 31, 2008 will be lower than the year ended October 31, 2007, assuming the Bankruptcy Court approves any such expenditures. However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource licensing revenue for the year ending October 31, 2008 to be higher than the year ended October 31, 2007.
Cost of Services Revenue

	2007	Change	2006	Change	2005
		(Dollars in thousands)
Cost of services revenue	$1,962	(31)%	$2,832	(3)%	$2,922

Percentage of services revenue	47%		56%		52%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $870,000, or 31%, from the year ended October 31, 2006 to the year ended October 31, 2007 and cost of services revenue decreased by $90,000, or 3%, from the year ended October 31, 2005 to the year ended October 31, 2006 and was primarily attributable to reduced employee and employee-related costs.
     For the year ending October 31, 2008, we expect the dollar amount of our cost of services revenue to be less than that incurred for the year ended October 31, 2007 and that cost of services revenue as a percentage of services revenue will be consistent to that generated for the year ended October 31, 2007.
Sales and Marketing

	2007	Change	2006	Change	2005
		(Dollars in thousands)
Sales and marketing expense	$9,686	(20)%	$12,049	2%	$11,834
Percentage of total revenue	45%		41%		33%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. Sales and marketing expense decreased by $2,363,000, or 20%, from the year ended October 31, 2006 to the year ended October 31, 2007 and was primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue. The increase in sales and marketing expense of $215,000, or 2%, from the year ended October 31, 2005 compared to the year ended October 31, 2006 was primarily attributable to an increase in spending related to the release and marketing of our mobile services product offerings and from stock-based compensation. Included in sales and marketing expense for the years ended October 31, 2007, 2006 and 2005, was $376,000, $371,000 and $14,000, respectively, for stock-based compensation.
     For the year ending October 31, 2008, we anticipate that the dollar amount of sales and marketing expense will decrease from the year ended October 31, 2007.
Research and Development

	2007	Change	2006	Change	2005
		(Dollars in thousands)
Research and development expense	$6,077	(24)%	$8,045	(4)%	$8,337
Percentage of total revenue	28%		28%		23%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $1,968,000, or 24%, from the year ended October 31, 2006 to the year ended October 31, 2007 and was primarily attributable to reduced employee and employee-related costs. Research and development expense decreased by $292,000, or 4%, from the year ended October 31, 2005 to the year ended October 31, 2006 and this decrease was primarily attributable to decreased personnel and personnel-related costs offset, in part, by an increase in stock-based compensation. Included in research and development expense for the years ended October 31, 2007, 2006 and 2005, was $201,000, $140,000 and $8,000, respectively, for stock-based compensation.
     For the year ending October 31, 2008, we anticipate that the dollar amount of research and development expenses will decrease from the year ended October 31, 2007.
General and Administrative

	2007	Change	2006	Change	2005
	(Dollars in thousands)
General and administrative expense	$5,527	(20)%	$6,928	(2)%	$7,047
Percentage of total revenue	26%		24%		20%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting services and corporate allocations. General and administrative expense decreased by $1,401,000, or 20%, from the year ended October 31, 2006 to the year ended October 31, 2007 and was primarily attributable to personnel and personnel related costs as a result of a reduction in headcount. General and administrative expense decreased by $119,000, or 2%, from the year ended October 31, 2005 to the year ended October 31, 2006 and this decrease was primarily attributable to decreased personnel and personnel related costs as well as from decreased accounting and legal fees, offset, in part, by an increase in stock-based compensation. Included in general and administrative expense for the years ended October 31, 2007, 2006, and 2005, was $1,002,000, $974,000 and $0, respectively, for stock-based compensation.
     For the year ending October 31, 2008, we anticipate that the dollar amount of general and administrative expenses will decrease from the year ended October 31, 2007.
Amortization of Intangibles

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Amortization of intangibles	$—	n/a	$2,371	0%	$2,372
Percentage of total revenue	0%		8%		7%
     During the years ended October 31, 2007, 2006 and 2005, we recorded $0, $2,371,000 and $2,372,000, respectively, for the amortization of intangible assets with finite lives. As of October 31, 2006, all intangible assets had been fully amortized.
Equity in Income of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of October 31, 2007, the carrying value of our investment of $497,000 was for our 30% ownership in a Chinese company.

     During the years ended October 31, 2007, 2006 and 2005, we recorded $108,000, $91,000 and $47,000, respectively, representing our portion of the net income in this entity.
Reorganization items

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Reorganization items	$700	n/a	$—	n/a	$—
     Reorganization items in 2007 are due to legal and professional fees associated with our filing for Chapter 11 bankruptcy in September 2007.
Other Income, net
     Other income, net, consisted of the following components for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Interest income	$441	$720	$377
Other income, net	67	39	1,022

Total other income, net	$508	$759	$1,399

     Interest income decreased by $279,000 for the year ended October 31, 2007 as compared to the year ended October 31, 2006, which was primarily attributable to lower cash and cash equivalent balances. Interest income increased by $343,000 for the year ended October 31, 2006 from the year ended October 31, 2005 and was primarily attributable to higher cash and available-for-sale securities balances and higher rates earned on those balances.
     The decrease in other income, net, from the year ended October 31, 2006 to the year ended October 31, 2005 was primarily attributable to two items: 1) the collection of a note receivable from Vintela, Inc. (“Vintela”) as described in more detail in Note 9 to our financial statements, which note receivable was originally received in April 2003, but because we received the note receivable in exchange for the transfer of certain software to a related party and there was substantial doubt concerning the ability of Vintela to repay the note, no gain was recognized until the three months ended January 31, 2005 when we received payment; and 2) the sale of shares we held in Troll Tech AS (“Troll Tech”) as described in more detail in Note 4 to our financial statements. The Troll Tech shares had been written off in the year ended October 31, 2001, but because they were sold during the year ended October 31, 2005, we recorded income for the proceeds received.
Provision for Income Taxes
     The provision for income taxes for the years ended October 31, 2007, 2006 and 2005 was $237,000, $91,000 and $273,000, respectively. The increase in the provision for income taxes for the year ended October 31, 2007 compared to the year ended October 31, 2006 was primarily attributable to an increase in income taxes associated with our foreign subsidiaries. The decrease in the provision for income taxes for the year ended October 31, 2006 compared to the year ended October 31, 2005 was primarily attributable to the receipt of a tax refund by our subsidiary. The provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.

     As of October 31, 2007, we had net operating loss carry-forwards for U.S. federal and state income tax reporting purposes of approximately $172,715,000 that expire at various dates between 2021 and 2027. The Internal Revenue Code contains provisions under Section 382 which limit our ability to utilize net operating losses in the event that we have experienced a more than 50% change in ownership over a 3-year period. Our current estimates indicate that due to ownership changes which have occurred, approximately $130,736,000 of the net operating losses are currently subject to an annual limitation of $3,041,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss carry-forwards expire between 2021 and 2027, allowing us to utilize approximately $60,820,000 of the limited net operating loss carry-forwards over a 20-year period. The balance of the net operating loss carry-forwards of approximately $41,979,000 is not currently subject to a limitation, but if ownership changes occur in the future, this amount also may be subject to limitations under Section 382.
     We had net deferred income tax assets, including net operating loss carry-forwards and other temporary differences between book and tax deductions, totaling approximately $78,570,000 as of October 31, 2007. A valuation allowance in the amount of $78,570,000 has been recorded as of October 31, 2007 as a result of uncertainties regarding the ultimate realizability of any of the net deferred income tax assets.
Quarterly Results of Operations
     The following table sets forth certain unaudited quarterly statement of operations data for the last eight quarters. This information has been derived from our unaudited condensed consolidated financial statements, which, in management’s opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.
     The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	(In thousands, except per share data)
	January 31,	April 30,	July 31,	October 31,
	2007	2007	2007	2007
	(Unaudited)
Revenue	$6,015	$6,014	$4,686	$4,941
Gross margin	4,425	4,067	2,753	3,540
Loss from operations	(1,097)	(1,231)	(2,511)	(1,666)
Net loss	(1,024)	(1,143)	(2,398)	(2,261)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.11)	$(0.11)
Weighted average basic and diluted common shares	21,186	21,233	21,372	21,485

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2006	2006	2006	2006
	(Unaudited)
Revenue	$7,343	$7,126	$7,421	$7,349
Gross margin	2,112	2,158	3,962	3,804
Loss from operations	(4,631)	(4,896)	(3,600)	(4,230)
Net loss	(4,581)	(4,694)	(3,580)	(3,743)
Basic and diluted net loss per common share	$(0.23)	$(0.22)	$(0.17)	$(0.18)
Weighted average basic and diluted common shares	20,062	20,994	21,063	21,094
Fluctuations in Quarterly Results
Factors that may affect quarterly results include:

•	the impact of the recent negative ruling in our litigation with Novell and our upcoming trial with Novell and our Chapter 11 bankruptcy filing;

•	the interest level of solution providers in recommending UNIX business solutions to end users as well as the changing business attitudes toward UNIX as a viable operating system alternative to other competing systems, especially Linux;

•	the contingency fees we may pay to the Law Firms representing us in the SCO Litigation;

•	the level, magnitude and timing of SCOsource license revenue;

•	the amount of legal fees and related expenses incurred in connection with the SCO Litigation;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors; and

•	changes in general economic conditions that could affect capital expenditures in the UNIX market.
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

Liquidity and Capital Resources
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. In connection with this proceeding, we have filed motions with the Bankruptcy Court and received permission to go forward on a “business as usual” basis as a debtor-in-possession. Accordingly, we will continue to have jurisdiction over our assets and business subject to the supervision and orders of the Bankruptcy Court. We will continue operating and intend to file a plan of reorganization with the Bankruptcy Court. For a further description of our bankruptcy filing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Bankruptcy Filing”.
     We intend to maintain business operations throughout the reorganization process. Subject to bankruptcy court approval, we will use our cash, cash equivalents, restricted cash, and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
     Our cash and cash equivalents balance increased from $5,369,000 as of October 31, 2006 to $5,554,000 as of October 31, 2007. During this same time period, our investment in available-for-sale securities decreased from $2,249,000 to $0. As of October 31, 2007, we also have $3,099,000 classified as restricted cash, of which $1,833,000 is set aside to cover expert and other costs related to our SCO Litigation and $1,266,000 is for royalties payable to Novell for Novell’s retained binary royalty stream. During the year ended October 31, 2007, we expended a significant amount of cash for experts and other costs related to the SCO Litigation. Subject to approval by the Bankruptcy Court, we intend to use the cash and cash equivalents as of October 31, 2007 to pursue our SCO Litigation and to run our UNIX business.
     Our net cash used in operating activities during the year ended October 31, 2007 was $2,564,000 and was attributable to a net loss of $6,826,000, offset in part, by non-cash items of $2,839,000 and changes in operating assets and liabilities of $1,423,000. Our working capital decreased from $7,144,000 as of October 31, 2006 to $6,445,000 as of October 31, 2007.
     Our net cash used in operating activities during the year ended October 31, 2006 was $13,310,000 and was attributable to a net loss of $16,598,000, and changes in operating assets and liabilities of $1,440,000, offset, in part, by non-cash items of $4,728,000. Our working capital decreased from $8,669,000 as of October 31, 2005 to $7,144,000 as of October 31, 2006.
     Our net cash used in operating activities during the year ended October 31, 2005 was $21,507,000 and was attributable to a net loss of $10,726,000, and changes in operating assets and liabilities of $13,868,000, offset, in part, by non-cash items of $3,087,000. Our working capital decreased from $15,413,000 as of October 31, 2004 to $8,669,000 as of October 31, 2005.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the year ended October 31, 2007, cash provided by investing activities was $2,159,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $2,249,000, offset, inpart, by purchases of equipment of $90,000.

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
     Our financing activities provided $493,000 of cash during the year ended October 31, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $57,000 and proceeds of $436,000 received from the sale of common stock through our employee stock purchase plan (“ESPP”).
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
     Our net accounts receivable balance decreased from $5,123,000 as of October 31, 2006 to $3,365,000 as of October 31, 2007, primarily as a result of lower invoicing and revenue during the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The majority of our accounts receivable are current and our allowance for doubtful accounts receivables was $85,000 as of October 31, 2007, which represented approximately 2% of our gross accounts receivable balance. This allowance as a percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the years ended October 31, 2007, 2006 and 2005 were not significant.
     As described elsewhere in this Form 10-K, we are continuing to pay for expert, consulting and other expenses relating to the SCO litigation. These expenses have been material for the years ended October 31, 2007, 2006 and 2005. For the year ending October 31, 2008, we expect that these expenses will decrease, but will continue to be material to our financial statements and cash position.
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
     The following table summarizes our contractual operating lease obligations as of October 31, 2007:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(Dollars in thousands)
Operating lease obligations	$1,940	$1,035	$905	$—	$—
     As of October 31, 2007, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.
     Our ability to reduce costs to offset revenue declines in our UNIX business is limited because of contractual commitments to maintain and support our existing UNIX customers. The decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of the SCO Litigation or our Chapter 11 bankruptcy filing. In addition, the SCO Litigation or our Chapter 11 bankruptcy filing may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in our UNIX products and services revenue. If our UNIX products and services revenue is less than expected, our liquidity will be adversely impacted.
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” under Part I, Item 1A of this Form 10-K. If additional equity financing is available, it may not be available to us on favorable terms or not at all and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired. The restructuring imposed by the Bankruptcy Court may also adversely affect our ability to raise debt or equity capital.
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post 1995 derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well. It is our desire and intent to appeal the adverse August 10, 2007 summary judgement ruling as soon as that opportunity is available to us. However, we must go through further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the adverse August 10, 2007 ruling.
     The trial of these issues, however, was stayed as a result of us filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and us entering into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern including continuing the SCO litigation or appealing the adverse ruling of August 10, 2007. Absent a significant cash payment to Novell for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Bankruptcy Court in Delaware has ruled that it will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008 in the U.S. District Court in Utah. Novell has determined to file a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses and we are currently briefing that motion. The Bankruptcy Court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 became effective for us beginning November 1, 2007. We have completed an assessment of the impact resulting from the adoption of FIN No. 48 and have determined that it will not have a material impact on our results of operations, financial position or liquidity.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements..” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or liquidity.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. SAB No. 108 did not have a material impact on our results of operations, financial position or liquidity.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations, financial position or liquidity.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The adoption of SFAS No. 141R is not expected to have a material impact on our results of operations, financial position or liquidity.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations, financial position or liquidity.
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB No. 109”). SAB No. 109 expresses the staff’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. In December 2007, the SEC issued Staff Accounting Bulleting 110 (“SAB No. 110”). SAB No. 110 expresses the staff’s view regarding the use of the “simplified” method, as discussed in Staff Accounting Bulletin 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Accounting for Shared Base Payment”. SAB No. 109 and SAB No. 110 are not expected to have a material impact on our results of operations, financial position or liquidity.

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
•	Our intention to continue our UNIX development and marketing efforts while at the same time developing and marketing our mobility products and services;

•	Our belief that the market for mobility products and services is poised for rapid growth;

•	Our belief that the success of our mobility products and services offerings will depend, in part, on the level of commitment and resources we are able to devote to these offerings, the partnerships we are able to establish, our ability to attract and retain new customers and partners, and the strength of our mobility offerings;

•	Our operating strategy to continue to support our existing users of our UNIX operating system products and protect our intellectual property rights;

•	Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream in the year ending October 31, 2008 and our belief that revenue from such products will continue to decline;

•	Our expectation that our sales channel should continue to provide reliable UNIX operating systems for small-to-medium sized business customers;

•	Our expectation that hardware and software vendors, as well as software developers, will continue to turn their certification and application development efforts toward Linux and may elect not to continue to support or certify to our UNIX operating system products;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation and run our UNIX business, subject to Bankruptcy Court approval;

•	Our belief that our cash and cash equivalents, assuming no cash payments are required to Novell under the Novell litigation, will be adequate for us to execute our business strategy as well as to continue to pursue the SCO Litigation and that we have sufficient cash resources to fund our operations for the next 12 months;

•	Our expectation that maintaining our strategic alliances with solution providers during the year ending October 31, 2008 will be critical to the success of our UNIX business;

•	Our intention to keep our relationships with key partners in certain vertical markets;

•	Our belief that our bad debts and our allowance for doubtful accounts receivable will remain consistent with our prior experience;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are contained in Linux;

•	Our expectation that UNIX revenue for the year ending October 31, 2008 will decline from UNIX revenue generated during the year ended October 31, 2007;

•	Our belief that competition from Linux will continue during the year ending October 31, 2008 and future periods;

•	Our expectation that future services revenue will depend, in part, on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our belief that a key to our future success will be our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers;

•	Our expectation that enhancements to our UNIX software products will not result in significant revenue increases in the short-term;

•	Our belief that a movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash and cash equivalents;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of expert, consulting and other expenses relating to our litigation with IBM will decrease, although it will continue to be material to our financial statements and cash position;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of our cost of products revenue will be lower than the dollar amount of our cost of products revenue generated during the year ended October 31, 2007;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of our cost of SCOsource revenue will be lower than that generated during the year ended October 31, 2007, exclusive of any potential contingent payments;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of our cost of services revenue will be less than the dollar amount of our cost of services revenue incurred for the year ended October 31, 2007;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of our sales and marketing expenses will decrease from that generated during the year ended October 31, 2007;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of our research and development expenses will decrease from that generated during the year ended October 31, 2007;

•	Our expectation for the year ending October 31, 2008 that the dollar amount of our general and administrative expenses will increase from that generated during the year ended October 31, 2007, as a result of professional and legal fees associated with the bankruptcy; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
     We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the resolution of the SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource licensing revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, the outcomes and developments in our reorganization process under Chapter 11, the impact of the Chapter 11 proceedings on our other pending litigation, our cash balances and available cash, continued competitive pressure on our operating system products, which could impact our results of operations, adverse developments in and increased or unforeseen legal costs related to the Company’s litigation, the inability to devote sufficient resources to the development and marketing of our products, including the Me Inc. mobile services and development platform, and the possibility that customers and companies with whom we have formed partnerships will decide to terminate or reduce their relationships with us, and the factors set forth in Part I, Item 1A-Risk Factors. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.
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
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of October 31, 2007, we did not hold any cost method investments. As of October 31, 2007, the carrying value of our equity method investment of $497,000 was for our 30% ownership in a Chinese company.
     The stock market in general, and the market for shares of technology companies in particular, has experienced price fluctuations. In addition, factors such as new product introductions by our competitors, developments in the SCO Litigation, or development in our reorganization process under Chapter 11 may have a significant impact on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations may have a significant impact on the market price of our common stock. These conditions could cause the price of our common stock to fluctuate substantially over short periods of time.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
 The SCO Group, Inc.:
     We have audited the consolidated balance sheets of The SCO Group, Inc. (Debtors-in-Possession) and subsidiaries (collectively, the Company) as of October 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2007. Our audits also included the financial statement schedule as of and for the years ended October 31, 2007, 2006 and 2005 listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The SCO Group, Inc. and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the financial statements, The SCO Group, Inc. and one of its wholly owned subsidiaries have filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of The SCO Group, Inc. and subsidiaries; or (d) as to operations, the effect of any changes that may be made in their business.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, has experienced significant and continuing net losses, and is faced with substantial contingent liabilities as a result of certain adverse legal rulings. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Tanner LC
Salt Lake City, Utah
January 28, 2008

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,554	$5,369
Restricted cash	3,099	8,024
Available-for-sale marketable securities	—	2,249
Accounts receivable, net of allowance for doubtful accounts of $85 and $106, respectively	3,365	5,123
Other	1,298	1,514
Prepaid reorganizational expenses	137	—

Total current assets	13,453	22,279

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,006	2,259
Leasehold improvements	268	316
Furniture and fixtures	66	78

	2,340	2,653
Less accumulated depreciation and amortization	(1,981)	(2,045)

Net property and equipment	359	608
OTHER ASSETS	497	522

Total assets	$14,309	$23,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$252	$2,338
Payable to Novell, Inc.	1,148	2,978
Accrued payroll and benefits	1,370	2,507
Accrued liabilities	1,110	3,059
Accrued reorganizational expenses	253	—
Deferred revenues	2,044	2,994
Royalties payable	123	439
Income taxes payable	708	820

Total current liabilities	7,008	15,135

LONG-TERM LIABILITIES	182	192
LIABILITIES SUBJECT TO COMPROMISE	3,365	—

Total liabilities	10,555	15,327

COMMITMENTS AND CONTINGENCIES (Notes 1,5,6 and 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value: 45,000 shares authorized, 21,782 and 21,391 shares outstanding, respectively	22	21
Additional paid-in capital	262,659	260,259
Common stock held in treasury; 297 shares outstanding	(2,446)	(2,446)
Warrants outstanding	856	856
Accumulated other comprehensive income	1,029	932
Accumulated deficit	(258,366)	(251,540)

Total stockholders’ equity	3,754	8,082

Total liabilities and stockholders’ equity	$14,309	$23,409

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands)

	Year Ended October 31,
	2007	2006	2005
REVENUE:
Products	$17,488	$24,063	$30,190
SCOsource	33	116	166
Services	4,135	5,060	5,648

Total revenue	21,656	29,239	36,004

COST OF REVENUE:
Products	1,329	2,064	2,544
SCOsource licensing	3,580	12,307	12,847
Services	1,962	2,832	2,922

Total cost of revenue	6,871	17,203	18,313

GROSS MARGIN	14,785	12,036	17,691

OPERATING EXPENSES:
Sales and marketing	9,686	12,049	11,834
Research and development	6,077	8,045	8,337
General and administrative	5,527	6,928	7,047
Amortization of intangibles	—	2,371	2,372

Total operating expenses	21,290	29,393	29,590

LOSS FROM OPERATIONS	(6,505)	(17,357)	(11,899)

EQUITY IN INCOME OF AFFILIATE	108	91	47

OTHER INCOME (EXPENSE):
Reorganization expense	(700)	—	—
Interest income	441	720	377
Other income, net	67	39	1,022

Total other income (expense), net	(192)	759	1,399

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,589)	(16,507)	(10,453)
PROVISION FOR INCOME TAXES	(237)	(91)	(273)

NET LOSS	$(6,826)	$(16,598)	$(10,726)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.32)	(0.80)	(0.60)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,264	20,802	17,924

OTHER COMPREHENSIVE LOSS:
Net loss	$(6,826)	$(16,598)	$(10,726)
Foreign currency translation adjustment	97	58	(145)
Unrealized gain on available-for-sale marketable securities	—	40	15

COMPREHENSIVE LOSS	$(6,729)	$(16,500)	$(10,856)

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

								Accumulated
			Additional					Other
	Common Stock		Paid - in	Treasury Stock		Warrants	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Outstanding	Compensation	Income	Deficit	Total

Balance, October 31, 2004	17,956	$18	$246,273	290	$(2,414)	$1,099	$(22)	$964	$(224,216)	$21,702
Amortization of stock-based compensation	—	—	—	—	—	—	22	—	—	22
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	15	—	15
Cumulative translation adjustment	—	—	—	—	—	—	—	(145)	—	(145)
Issuance of common shares upon exercise of stock options	163	—	239	—	—	—	—	—	—	239
Issuance of common shares under employee stock purchase program	212	—	720	—	—	—	—	—	—	720
Expiration of warrant	—	—	243	—	—	(243)	—	—	—	—
Common stock subject to rescission	—	—	(490)	—	—	—	—	—	—	(490)
Net loss	—	—	—	—	—	—	—	—	(10,726)	(10,726)

Balance, October 31, 2005	18,331	18	246,985	290	(2,414)	856	—	834	(234,942)	11,337
Stock-based compensation	—	—	1,802	—	—	—	—	—	—	1,802
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	40	—	40
Cumulative translation adjustment	—	—	—	—	—	—	—	58	—	58
Issuance of common shares upon exercise of stock options	29	—	35	—	—	—	—	—	—	35
Issuance of common shares under employee stock purchase program	179	—	613	—	—	—	—	—	—	613
Issuance of common stock in a private placement, net of issuances costs	2,852	3	9,806	—	—	—	—	—	—	9,809
Common stock subject to rescission	—	—	1,018	—	—	—	—	—	—	1,018
Acquisition of treasury shares	—	—	—	7	(32)	—	—	—	—	(32)
Net loss	—	—	—	—	—	—	—	—	(16,598)	(16,598)

Balance, October 31, 2006	21,391	21	260,259	297	(2,446)	856	—	932	(251,540)	8,082
Stock-based compensation	—	—	1,908	—	—	—	—	—	—	1,908
Cumulative translation adjustment	—	—	—	—	—	—	—	97	—	97
Issuance of common shares upon exercise of stock options	52	—	57	—	—	—	—	—	—	57
Issuance of common shares under employee stock purchase program	339	1	435	—	—	—	—	—	—	436
Net loss	—	—	—	—	—	—	—	—	(6,826)	(6,826)

Balance, October 31, 2007	21,782	$22	$262,659	297	$(2,466)	$856	$—	$1,029	$(258,366)	$3,754

See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,826)	$(16,598)	$(10,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $0, $336 and $334 classified as cost of SCOscource licensing revenue, respectively)	—	2,707	2,706
Stock-based compensation	1,908	1,802	22
Depreciation and amortization	306	302	360
Loss on disposition and write-downs of long-lived assets	33	8	46
Equity in income of affiliate	(108)	(91)	(47)
Reorganization expense	700	—	—
Changes in operating assets and liabilities:
Restricted cash	3,213	(2,171)	2,125
Accounts receivable, net	1,758	1,220	295
Other current assets	216	940	(584)
Other assets	133	—	405
Accounts payable	(287)	141	(5,657)
Accrued payroll and benefits	(967)	(149)	(713)
Compensation to law firms	—	—	(7,956)
Accrued liabilities	(776)	(59)	(737)
Deferred revenue	(950)	(847)	(1,036)
Royalties payable	(211)	33	52
Income taxes payable	(112)	(402)	(57)
Long-term liabilities	(10)	(146)	(5)
Payments for reorganization expense	(584)	—	—

Net cash used in operating activities	(2,564)	(13,310)	(21,507)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(90)	(340)	(336)
Dividend received	—	308	—
Purchase of available-for-sale marketable securities	—	(6,691)	(13,624)
Proceeds from sale of available-for-sale marketable securities	2,249	10,607	26,215

Net cash provided by investing activities	2,159	3,884	12,255

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock through employee stock purchase program	436	613	720
Proceeds from exercise of common stock options	57	35	239
Repurchase of common stock	—	(32)	—
Proceeds from sale of common stock in a private placement, net of issuance costs	—	9,809	—

Net cash provided by financing activities	493	10,425	959

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88	999	(8,293)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	97	98	(128)
CASH AND CASH EQUIVALENTS, beginning of year	5,369	4,272	12,693

CASH AND CASH EQUIVALENTS, end of year	$5,554	$5,369	$4,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$300	$286	$358
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in common stock subject to rescission	$—	$(1,018)	$490
See accompanying notes to consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF THE BUSINESS AND GOING CONCERN
     The Company was originally incorporated as Caldera Systems, Inc. (“Caldera Systems”), a Utah corporation, on August 21, 1998, and reincorporated as a Delaware corporation on March 6, 2000. In March 2000, Caldera Systems completed an initial public offering of its common stock.
     On May 7, 2001, Caldera International, Inc. (“Caldera”) was formed as a holding company to own Caldera Systems and to acquire substantially all of the assets, liabilities and operations of the server and professional services groups of The Santa Cruz Operation, which changed its name to Tarantella, Inc. and was subsequently acquired by Sun Microsystems, Inc. (“Sun”). The Santa Cruz Operation developed and marketed server software related to networked business computing and was one of the leading providers of UNIX server operating systems. In addition, these operations provided professional services related to implementing and maintaining UNIX system software products. The acquisition provided Caldera with international offices and a distribution channel with resellers throughout the world. Subsequent to this acquisition, the Company has primarily sold UNIX-based products and services.
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
     The Company incurred a net loss of $6,826,000 for the year ended October 31, 2007 and during that same period used cash of $2,564,000 in its operating activities. A significant portion of the net loss and the cash used in operating activities was associated with the Company protecting and defending its intellectual property rights. The Company has an accumulated deficit of $258,366,000 as of October 31, 2007 and minimal working capital. As of October 31, 2007, the Company had a total of $5,554,000 in cash and cash equivalents and $3,099,000 in restricted cash, of which $1,833,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation, and the remaining $1,266,000 of restricted cash is payable to Novell, Inc. inclusive of $118,000 included in liabilities subject to compromise for its retained binary royalty stream.
     On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post 1995 derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on the Company’s current funds traceable to those sources, which could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well. It is the Company’s intent to appeal the adverse August 10, 2007 summary judgement ruling as soon as that opportunity is available to the Company. However, the Company must go through further legal proceedings before it can take such an appeal. In the event that any substantial amount of the Company’s assets are frozen or if its assets or resources are further depleted, the Company may not be able to appeal the August 10, 2007 ruling.
     The trial of these issues, however, was stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. The Company’s management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 ruling and the Company’s entry into Chapter 11, among other factors, there is substantial doubt about the Company’s ability to continue as a going concern including continuing the SCO litigation or appealing the adverse ruling of August 10, 2007. Absent a significant cash payment to Novell for this matter, management believes that the undiscounted future cash flows generated by the Company will be sufficient to recover the carrying values of the Company’s long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amount of the Company’s long-lived assets may not be recovered.
     The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Bankruptcy Filing
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the filings and will continue their business operations. The Company’s foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
     In connection with the Company’s cases, the Company filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain its existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an effort to minimize any disruption the filings might otherwise cause. On September 18, 2007, the Bankruptcy Court granted the relief requested. As debtors-in-possession, the Company continues to exercise control over its assets and business, subject to the supervision of the Bankruptcy Court and the requirements under the Bankruptcy Code and bankruptcy rules. The Company will continue operating and will file a plan of reorganization with the Bankruptcy Court in due course.
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, in the ordinary course of business, or, if outside the ordinary course of business, subject to Bankruptcy Court approval.
     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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
     Under the supervision of the Bankruptcy Court, management may decide to pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.
Going Concern
     The Debtors are operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) to reduce payroll and benefits costs and liabilities under the bankruptcy process; (iii) to achieve profitability; (iv) to achieve sufficient cash flows from operations; and (v) to obtain financing sources to meet the Company’s future obligations. These matters as well as the aforementioned ruling in favor of Novell create substantial uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classifications of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan or reorganization.
(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements have been prepared on a going concern basis in accordance with U.S. generally accepted accounting principles (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
     American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under Bankruptcy Code (“SOP 90-7”), which is applicable to companies under Chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. It does, however, require among other disclosures that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, useful lives and impairment of long-lived assets, litigation reserves, and valuation allowances against deferred income tax assets.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries after all intercompany balances and transactions have been eliminated.
     The following table lists the Company’s wholly owned subsidiaries and location:

Subsidiary	Location
SCO Operations, Inc.	United States
SCO Global, Inc.	United States
Me Inc.	United States
Cattleback Holdings, Inc.	United States
SCO Software (UK) Ltd.	United Kingdom
SCO Japan, Ltd.	Japan
SCO Canada, Inc.	Canada
The SCO Group (Deutschland) GmbH	Germany
The SCO Group (France) Sarl	France
SCO Software (India) Private Ltd.	India
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $1,926,000 and $2,555,000 as of October 31, 2007 and 2006, respectively. Cash was $3,628,000 and $2,814,000 as of October 31, 2007 and 2006, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.
Available-for-Sale Marketable Securities
     As of October 31, 2007, the Company had no available-for-sale marketable securities. The following table presents the cost, unrealized gains and losses and fair market value of the Company’s available-for-sale marketable securities as of October 31, 2006:

	October 31, 2006
		Unrealized	Fair Market
	Cost	Gains, net	Value
	(In thousands)
Corporate notes	$1,000	$—	$1,000
U.S. Government agencies	1,247	2	1,249

Total	$2,247	$2	$2,249

     Available-for-sale marketable securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive loss. Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. As of October 31, 2006, available-for-sale marketable securities at amortized cost and fair value consisted of the following:

	2006
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturity date:
3 to 12 months	$—	$—
Greater than 12 months	2,247	2,249

Total	$2,247	$2,249

Restricted Cash and Payable to Novell, Inc.
     Pursuant to the 1995 Asset Purchase Agreement and the Company’s acquisition of assets and operations of The Santa Cruz Operation, the Company acts as an administrative agent in the collection of royalty payments from a limited number of pre-existing Novell customers who continue to deploy certain SVRx technology. Under the agency agreement, the Company collects payments from such customers, receives 5% as an administrative fee and remits the remaining 95% to Novell on a routine basis. The Company records the 5% administrative fee as revenue in its consolidated statements of operations. The accompanying consolidated balance sheets as of October 31, 2007 and 2006 reflect amounts collected related to this agency agreement, but not yet remitted to Novell of $1,266,000 inclusive of $118,000 included in liabilities subject to compromise, and $2,978,000, respectively, as restricted cash and payable to Novell.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Allowance for Doubtful Accounts Receivable
     The Company offers credit terms on the sale of the Company’s products to a majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each year. As of October 31, 2007 and 2006, the allowance for doubtful accounts receivable was $85,000 and $106,000, respectively.
Inventories
     Inventories consist primarily of completed software products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2007 and 2006, inventories amounted to $158,000 and $219,000, respectively. Inventories are included in other current assets in the accompanying consolidated balance sheets.
     Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.
Capitalized Software Costs
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a detailed program design is established. Software development costs incurred after technological feasibility was established and prior to product release were not material for the years ended October 31, 2007, 2006 and 2005. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Due to the continued declining revenues, and the Company’s filing for Chapter 11 bankruptcy, management has shortened the remaining depreciable lives of existing property and equipment to two years and any new purchases of property and equipment will be depreciated over a two-year useful life.
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
     Depreciation and amortization expense was $306,000, $302,000 and $360,000 during the years ended October 31, 2007, 2006 and 2005, respectively.
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
     The majority of the Company’s revenue transactions relate to product-only sales. On occasion, the Company has revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services). For software agreements that have multiple elements, the Company allocates revenue to each component of the contract based on the relative fair values of the elements. The fair value of each element is based on vendor specific objective evidence (”VSOE”). VSOE is established when such elements are sold separately. The Company recognizes revenue when the criteria for product revenue recognition set forth above have been met. If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognizes revenue from SCOsource agreements when a signed contract exists, the fee is fixed or determinable, collection of the receivable is probable and delivery has occurred. If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.
Royalty Costs
     Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in other current assets and recorded as cost of revenue when the related products are sold. During the years ended October 31, 2007, 2006 and 2005, the Company incurred $486,000, $862,000 and $1,133,000, respectively, in royalty expense.
Advertising
     The Company expenses the cost of advertising as incurred. Advertising expenses totaled $308,000, $620,000 and $384,000, respectively, for the years ended October 31, 2007, 2006 and 2005, respectively.
Income Taxes
     The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized. The Company has provided a valuation allowance against all of the net deferred income tax assets because of its history of net operating losses and the uncertainties regarding future operating profitability and taxable income.
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
     Due to the fact that for all years presented, the Company has incurred net losses, common share equivalents of 5,251,000, 4,957,000 and 4,059,000 for the years ended October 31, 2007, 2006 and 2005, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) GOODWILL AND INTANGIBLE ASSETS
     As of October 31, 2006, all intangible assets had been fully amortized. The following table shows the activity related to amortized intangible assets for the year ended October 31, 2006:

	As of			As of
	October	Year Ended		October
	31, 2005	October 31, 2006		31, 2006
	Net Book	Amortization		Net Book
	Value	Expense	Additions	Value
	(In thousands)
Amortizable intangible assets:
Distribution/reseller channel	$2,318	$(2,318)	$—	$—
Acquired technology	337	(337)	—	—
Trade name	52	(52)	—	—

Total intangible assets	$2,707	$(2,707)	$—	$—

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
     In connection with the Company’s acquisition of the server and professional services groups from The Santa Cruz Operation, it acquired a 30 percent ownership interest in SCO Software, China; a joint venture in China. This investment is being accounted for using the equity method. As of October 31, 2007, the Company’s investment balance in SCO Software, China was $497,000, which is included other assets. The Company’s other investments in non-marketable securities have been fully impaired in prior years and did not have a carrying value as of October 31, 2007.
     Income or loss recorded on the Company’s investments is recorded as equity in income of affiliates in the consolidated statements of operations and amounted to $108,000, $91,000 and $47,000 for the years ended October 31, 2007, 2006 and 2005, respectively.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
that the carrying value of the investment in Troll Tech of $400,000 would most likely not be recoverable, and the investment was written down to $0.
     On March 14, 2005, the Company received proceeds of $779,100 for the Troll Tech shares. The Company accounted for the sale of the Troll Tech shares when it received the proceeds from a third-party investor. All amounts related to the book value of the shares had been written off during the year ended October 31, 2001, and the Company recorded the proceeds received as a component of other income in its statement of operations and comprehensive loss for the year ended October 31, 2005.
Investment Impairments and Write-offs
     Management routinely assesses the Company’s investments for impairment and adjusts the carrying amounts to estimated realizable values when impairment has occurred. The Company did not record any write-offs during the years ended October 31, 2007, 2006 and 2005.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) STOCKHOLDERS’ EQUITY
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
     As of October 31, 2007, 345,000 shares were available for issuance under the 1999 Plan, 184,000 shares were available for issuance under the 2002 Plan, and 911,000 shares were available for issuance under the 2004 Plan. A summary of stock option activity under the 1998, 1999, 2002, and 2004 Plans for the years ended October 31, 2007, 2006 and 2005 is as follows:

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted Average
	Options	Exercise Price
	(Options in thousands)
Balance, October 31, 2004	3,161	$4.18
Granted	1,118	4.40
Exercised	(162)	1.48
Cancelled	(293)	6.63

Balance, October 31, 2005	3,824	4.17
Granted	1,065	3.84
Exercised	(29)	1.21
Cancelled	(139)	3.97

Balance, October 31, 2006	4,721	4.12
Granted	1,279	1.88
Exercised	(52)	1.09
Cancelled	(932)	4.36

Balance, October 31, 2007	5,016	$3.53

     The weighted average fair value of options granted for the years ended October 31, 2007, 2006 and 2005 was $1.88, $3.84 and $4.40, respectively. The intrinsic value of all options exercised for the years ended October 31, 2007, 2006 and 2005 was approximately $18,000, $87,000 and $379,000, respectively.
     During the years ended October 31, 2007, 2006 and 2005, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company’s common stock. A summary of stock options outstanding and exercisable under the Company’s 1998, 1999, 2002 and 2004 Plans as of October 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
		(Options in thousands)
$0.76 - $1.10	1,189	5.80 years	$0.84	967	$0.82
$1.12 - $2.30	1,397	7.00 years	1.99	704	1.75
$3.00 - $3.78	708	7.84 years	3.69	380	3.68
$3.93 - $4.86	1,080	7.10 years	4.46	908	4.46
$5.05 - $24.00	642	6.02 years	10.14	624	10.29

	5,016	6.73 years	$3.53	3,583	$3.88

     As of October 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $0.
2000 Employee Stock Purchase Plan
     The 2000 Employee Stock Purchase Plan, as amended, is designed to allow eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions. A participant may contribute up to 10% of

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     During the year ended October 31, 2007, approximately 339,000 shares were purchased at prices ranging from $1.01 to $1.70 per share. During the year ended October 31, 2006, approximately 180,000 shares were purchased at prices ranging from $3.38 to $3.54 per share. During the year ended October 31, 2005, approximately 213,000 shares were purchased at prices ranging from $3.38 to $3.52 per share.
     The board had the option at any time to amend, modify or terminate the plan. This plan was terminated on December 1, 2007.
Stock-based Compensation
     Prior to October 31, 2005, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense was reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payment. This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.
     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma note disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, operating results for the year ended October 31, 2005 has not been restated.
     The effect of accounting for stock-based awards under SFAS No. 123(R) for the years ended October 31, 2007 and 2006 was to record $1,908,000 and $1,802,000, respectively, of stock-based compensation expense. For the years ended October 31, 2007, 2006 and 2005, the Company has allocated stock-based compensation expense to the following statement of operations captions:

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007	2006	2005
	(In thousands)
Cost of products	$7	$19	$—
Cost of SCOsource licensing	282	231	—
Cost of services	41	67	—
Sales and marketing	376	371	14
Research and development	200	140	8
General and administrative	1,002	974	—

Total stock-based compensation	$1,908	$1,802	$22

     As of October 31, 2007, the total compensation cost related to non-vested stock options not yet recognized was approximately $2,886,000 and the weighted-average period over which the total compensation cost related to non-vested stock options is expected to be realized is 2.35 years.
     The following pro-forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year ended October 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to November 1, 2005:

2005
(In thousands, except per share data)
Net loss:
As reported	$(10,726)
Stock-based compensation included in reported net loss	22
Stock-based compensation under fair value method	(1,880)

Pro forma net loss	$(12,584)

Net loss per basic and diluted common share:
As reported	$(0.60)
Pro Forma	$(0.70)
     With respect to stock options granted during the years ended October 31, 2007, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model are as follows:

	2007	2006	2005
Risk-free interest rate	4.5%	4.8%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	116.7%	66.2%	63.4%
Expected exercise life (in years)	5.0	5.0	2.7
     The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.
Repurchase of Common Stock
     As discussed in Note 5, during the year ended October 31, 2006, the Company purchased 7,309 shares of its common stock at a total cost of approximately $31,800 in connection with its rescission offer.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stockholder Rights Plan
     On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.
     Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004. The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15% or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. The value of the purchase rights is immaterial as of October 31, 2007.
Change in Control Agreements
     On December 10, 2004, the Company entered into Change in Control Agreements with the following officers: Darl C. McBride; Bert B. Young; Christopher Sontag; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”). In addition, on January 23, 2006, the Company entered into Change in Control Agreements with two additional officers: Timothy Negris and Sandeep Gupta. Messers Young, Sontag, Negris and Gupta are no longer employed with the Company.
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
     If the Officer is still employed by the Company when a Change in Control occurs, any stock, stock option or restricted stock granted to the Officer by the Company that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms. Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Agreement. The adoption of this provision represented a modification to the underlying stock option award for each Officer. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company calculated the intrinsic value of the awards on the modification date which was approximately $2,012,000. No expense was recognized during the year ended October 31, 2005 and no expense will be recognized until such time that a Change in Control becomes probable.
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
     On March 26, 2007, the Company’s Board of Directors approved a modification to certain stock option awards to allow for full vesting on stock option awards for employees who are non-executive officers in the event of a Change in Control, as defined. The adoption of this provision represents a modification to the outstanding underlying stock option awards. The Company determined that the difference in fair values of the awards immediately before and immediately after the modification date, in accordance with SFAS No. 123(R), was essentially $0.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) INCOME TAXES
     The net loss before income taxes consisted of the following components for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Domestic U.S. operations	$(7,263)	$(16,817)	$(10,333)
Foreign operations	674	310	(120)

Total	$(6,589)	$(16,507)	$(10,453)

     The components of the provision for income taxes for the years ended October 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Current:
U.S. state	$—	$—	$—
Non — U.S.	237	91	273

Total current	237	91	273

Deferred:
U.S federal	(1,902)	(6,221)	(2,250)
U.S. state	(283)	(925)	(334)
Change in valuation allowance	2,185	7,146	2,584

Total deferred	—	—	—

Total provision for income taxes	$237	$91	$273

     Deferred income tax assets and liabilities are calculated based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.
     The significant components of the Company’s deferred income tax assets and liabilities at October 31, 2007 and 2006 are as follows:

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007	2006
	(In thousands)
Deferred income tax assets:
Net operating loss carry-forward	$66,714	$62,624
Intangible assets	6,248	7,315
Tax basis in excess of book basis related to acquired assets	2,896	3,620
Reserves and accrued expenses	401	758
Stock compensation	1,434	697
Book depreciation in excess of tax	321	351
Deferred revenue	242	286
Basis difference in investments	181	260
Capital loss carry-forward	133	474

Total deferred income tax assets	78,570	76,385
Valuation allowance	(78,570)	(76,385)

Net deferred income tax assets	$—	$—

     The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, if any, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its net deferred income tax assets. Management believes that as of October 31, 2007, the available objective evidence creates sufficient uncertainty regarding the ultimate realizability of these deferred income tax assets, that it is more likely than not that those assets will not be realized. As of October 31, 2007, the Company has used the enacted federal statutory rate of 35% because the benefit of the deferred income tax assets, if utilized, will likely be realized at 35%.
     As of October 31, 2007, the Company had net operating loss carry-forwards for federal income tax reporting purposes totaling approximately $172,715,000 that expire between 2021 and 2027. Approximately $19,531,000 of this amount is a result of the exercise of employee stock options. When recognized, the tax benefit of these exercises will be accounted for as a credit to additional paid-in capital.
     The Internal Revenue Code contains provisions under Section 382 which limit the Company’s ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a 3-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $130,736,000 of the net operating losses are currently subject to an annual limitation of $3,041,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss carry-forwards expire between 2021 and 2027, allowing the Company to utilize approximately $60,820,000 of the limited net operating loss carry-forwards over a 20-year period. The balance of the net operating loss carry-forwards of approximately $41,979,000 is not currently subject to a limitation, but if ownership changes occur in the future, this amount also may be subject to limitations under Section 382.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The differences between the provision for income taxes at the U.S. statutory rate and the Company’s effective tax rate are as follows:

	2007	2006	2005
Benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Permanent financial reporting to tax differences	0.2%	0.2%	0.2%
Foreign income taxes	3.3%	0.5%	2.6%
Change in valuation allowance	34.8%	34.8%	34.8%

Total provision for income taxes	3.3%	0.5%	2.6%

(8) COMMITMENTS AND CONTINGENCIES
IBM Corporation
     On or about March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, styled The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. (“Sequent”) licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proved at trial and seeking injunctive relief.
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
     On February 27, 2004, the Company filed a second amended complaint which alleges nine causes of action that are similar to those set forth above, added a new claim for copyright infringement, and removed the claim for misappropriation of trade secrets. IBM filed an answer and 14 counterclaims. Among other things, IBM asserted that the Company does not have the right to terminate its UNIX licenses and claimed that the Company breached the GNU General Public License and infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights. On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.
     On December 22, 2005, the Company filed a voluminous report detailing IBM’s misuse of the Company’s proprietary material. The Company’s December 2005 report included 293 total disclosures, which the Company claims violate its contractual rights and copyrights. The report and the disclosures identified are the result of analysis by experienced outside technical consultants.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On February 13, 2006, IBM filed a motion with the court seeking to limit the Company’s claims as set forth in the December 2005 report. IBM argued that, of the 293 items the Company had identified, 201 did not meet the level of specificity required by the Court. IBM requested that the Company be limited to 93 items set forth in the December 2005 filing, which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the technology disclosures challenged by the Company from in December 2005 filing. This ruling is a limitation on the number of technology disclosures the Company made in its December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the District Court; those objections challenged the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling affirming the Magistrate Judge’s ruling of June 28, 2006. The Company filed a motion to reconsider this ruling and a motion to amend its technology disclosures of December 2005.
     On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the December 2005 disclosures. In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 2005 submission to the Court and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. The Company filed objections to that order with the District Court.
     Both parties have filed expert reports and substantially finished expert discovery. IBM filed six motions for summary judgment that, if granted in whole or in substantial part, could resolve the Company’s claims in IBM’s favor or substantially reduce the Company’s claims. The Company filed 3 motions for summary judgment.
     As a result of the judge’s order of August 10, 2007, in the SCO v. Novell case, several of the Company’s claims against IBM may be dismissed. These claims include its claims that IBM breached its UNIX license agreements and the Company’s claims arising from its termination of IBM’s UNIX licenses. The Company believes that the court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including the Company’s claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the court’s ruling of August 10, 2007 in the Novell case resolves all of the Company’s claims against IBM in IBM’s favor. The Company disputes this position. IBM’s counterclaims against the Company remain in the case subject to pending motions for summary judgment.
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
     Novell filed two motions to dismiss claiming, among other things, that Novell’s false statements were not issued with malice and are privileged under the law. The court denied both of Novell’s motions to dismiss. On July 29, 2005, Novell filed its answer and counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the Asset Purchase Agreement between Novell and

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Company’s predecessor-in-interest, The Santa Cruz Operation, for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained interest in SRVx Royalties, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. On or about December 30, 2005, the Company filed a motion for leave to amend its complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use the Company’s UNIX code. Novell consented to the Company’s filing of these additional claims.
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration. Through these proceedings, Novell claims that the Company granted SuSE the right to use its intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims relating to the SuSE arbitration should be stayed pending the arbitration but the other portions of claims in the case should proceed.
     The three-person arbitration panel has been selected for the SuSE arbitration but that process has been stayed by the bankruptcy court in Delaware.
     In September 2006, Novell filed an Amended Counterclaim asserting nine claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue the Company collected from Sun and Microsoft in 2003. In September 2006, Novell also filed a motion for summary judgment or a preliminary injunction. The Company opposed the motion and filed a cross-motion for summary judgment or partial summary judgment. Those motions were argued on January 23, 2007, before the District Court in Utah. On December 1, 2006, Novell also filed a motion for summary judgment on its Fourth Counterclaim, asking the Court to rule that Novell had retained broad waiver rights and other rights over SVRX Licenses it transferred under the 1995 Asset Purchase Agreement. With its opposition to this motion, the Company filed its own cross motion for summary judgment, asking the Court to rule that Novell’s retained rights are much narrower than it claims.
     On April 9, 2007, the Company filed a Motion for Partial Summary Judgment on Its First, Second, and Fifth Causes of Action and for Summary Judgment on Novell’s First Counterclaim, arguing that Novell transferred the UNIX and UnixWare copyrights under the plain language of the amended Asset Purchase Agreement, as confirmed by testimony of at least nine witnesses, including Novell’s own CEO at the time of the Agreement. On April 20, 2007, Novell filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and UnixWare copyrights under the 1995 Asset Purchase Agreement, that the Company did not meet its burden of establishing special damages on its slander of title claim, that Novell retained broad rights to waive the Company’s contract claims against IBM, and that the portion of the Company’s contract and unfair-competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. The Company filed its own motions for summary judgment seeking a ruling that it owns the UNIX and UnixWare copyrights, and that Novell’s retained rights are much narrower than Novell now claims. On May 31 and June 4, 2007, the Court heard oral argument on these motions and the pending motion and cross-motion for summary judgment on Novell’s Fourth Counterclaim, taking the motions under advisement.
     On August 10, 2007, the federal judge ruled in favor of Novell on several of the summary judgment motions that were before the Court. The effect of these rulings was to significantly reduce or eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post 1995

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell. The range of the payment to Novell is from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell has sought to impose a constructive trust on the Company’s current funds traceable to those sources, which could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well. The trial of these issues, however, was stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007.
     The bankruptcy court in Delaware has ruled that the it will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and the Company’s authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008 in the U.S. District Court in Utah. Novell has determined to file a motion for summary judgment on the issue of whether the Company had the authority to enter into the SCOsource licenses. The Company is currently briefing that motion. The bankruptcy court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe.
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
     The plaintiffs, the issuers and the insurance companies negotiated and executed an agreement to settle the dispute between the plaintiffs and the issuers. While the settlement agreement was awaiting approval by the district court, the court of appeals overturned the class certification on December 5, 2006. It is unlikely a settlement of a class action can remain effective as the class is de-certified. If the decision by the court of appeals is not reversed, the Company does not believe the settlement will stand, and it is possible the lawsuit may fragment into individual actions. At this time, the Company does not know and cannot predict the legal or procedural results of such an action. If the de-certification is reversed, and if thereafter the settlement agreement is approved by the court, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to the Company and its directors. If the settlement agreement is not approved by the court, the matter will continue unless another settlement agreement is reached. Plaintiffs have filed a second amended complaint and motions to dismiss are pending.
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
Red Hat, Inc.
     On August 4, 2003, Red Hat, Inc. filed a complaint against the Company. The action is pending in the United States District Court for the District of Delaware under the case caption, Red Hat, Inc. v. The

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the court denied the Company’s motion to dismiss this case; however, the court stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the court denied on March 31, 2005. The Company intends to vigorously defend this action. In the event that the stay is lifted, including the bankruptcy stay, and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat.
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
     The Company is a party to certain other legal proceedings arising in the ordinary course of business, and management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Operating Lease Agreements
     The Company has entered into operating leases for its offices located in the United States and for international sales offices. The Company has commitments under these leases that extend through the year ending October 31, 2010.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Future minimum lease payments under non-cancelable operating leases as of October 31, 2007 were as follows:

Operating
Leases
(In thousands)
Year ending October 31,
2008	$1,035
2009	514
2010	338
2011	53
Thereafter	—

Total minimum payments	$1,940

Total rent expense for all of the Company’s operating leases was $1,398,000, $1,618,000 and $1,698,000 for the years ended October 31, 2007, 2006 and 2005, respectively.
Contingency Arrangement with Law Firms
     On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”). This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Company and the Law Firms in connection with their representation of the Company in the Company’s current litigation between it and IBM, Novell, Red Hat, AutoZone and DaimlerChrysler (the “SCO Litigation”). Berger Singerman P.A. was a member of this group of Law Firms. With the Company’s consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. was on November 24, 2004. The Company must pay one or more contingency fees upon any amount the Company or its stockholders may receive as a result of a settlement, judgment or a sale of the Company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:
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
(9) RELATED PARTY TRANSACTIONS
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Kevin McBride is a licensed attorney working on the SCO Litigation as part of the Engagement Agreement and is also the brother of the Company’s Chief Executive Officer, Darl McBride. During the years ended October 31, 2007, 2006 and 2005, Kevin McBride’s legal fees were paid by Boies, Schiller & Flexner. As part of the Engagement Agreement entered into on October 31, 2004, the Company started paying directly to Kevin McBride services fees and reimbursable expenses associated with the SCO Litigation, which were primarily for document management, outsourced technical and litigation assistance, and travel expenses. During the years ended October 31, 2007, 2006 and 2005, the Company incurred expenses of approximately $415,000, $562,000 and $323,000, respectively, for services and expenses of Kevin McBride.
(10) EMPLOYEE BENEFIT PLAN
     The Company maintains a 401(k) plan to which eligible participants may elect to make contributions, subject to certain limitations under the Internal Revenue Code. Under the terms of the plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During the years ended October 31, 2007, 2006 and 2005, the Company contributed $110,000, $136,000 and $208,000, respectively, to the plan for matching contributions.
(11) CONCENTRATION OF RISK
     As of October 31, 2007 and 2006, the Company had no customers who made up more than 10% of the year-end accounts receivable balance.
     During the years ended October 31, 2007, 2006 and 2005, the Company did not have any single customer that accounted for more than 10% of total revenue.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) SEGMENT INFORMATION AND GEOGRAPHIC REGIONS
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

	Year Ended October 31, 2007
	UNIX	SCOsource	Total
	(In thousands)
Revenue	$21,623	$33	$21,656
Cost of revenue	3,291	3,580	6,871

Gross margin (deficit)	18,332	(3,547)	14,785

Sales and marketing	9,686	—	9,686
Research and development	6,077	—	6,077
General and administrative	5,527	—	5,527

Total operating expenses	21,290	—	21,290

Loss from operations	$(2,958)	$(3,547)	$(6,505)

	Year Ended October 31, 2006
	UNIX	SCOsource	Total
	(In thousands)
Revenue	$29,123	$116	$29,239
Cost of revenue	4,896	12,307	17,203

Gross margin (deficit)	24,227	(12,191)	12,036

Sales and marketing	12,048	1	12,049
Research and development	7,666	379	8,045
General and administrative	6,669	259	6,928
Other	2,371	—	2,371

Total operating expenses	28,754	639	29,393

Loss from operations	$(4,527)	$(12,830)	$(17,357)

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended October 31, 2005
	UNIX	SCOsource	Total
	(In thousands)
Revenue	$35,838	$166	$36,004
Cost of revenue	5,466	12,847	18,313

Gross margin (deficit)	30,372	(12,681)	17,691

Sales and marketing	11,680	154	11,834
Research and development	7,948	389	8,337
General and administrative	6,604	443	7,047
Other	2,372	—	2,372

Total operating expenses	28,604	986	29,590

Income (loss) from operations	$1,768	$(13,667)	$(11,899)

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

		Year Ended October 31, 2007
	Americas	International	Corporate	Total
		(In thousands)
Revenue	$10,737	$10,919	$—	$21,656
Cost of revenue	4,981	1,560	330	6,871

Gross margin (deficit)	5,756	9,359	(330)	14,785

Sales and marketing	4,609	4,688	389	9,686
Research and development	2,913	2,961	203	6,077
General and administrative	1,886	2,630	1,011	5,527

Total operating expenses	9,408	10,279	1,603	21,290

Loss from operations	$(3,652)	$(920)	$(1,933)	$(6,505)

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended October 31, 2006
	Americas	International	Corporate	Total
	(In thousands)
Revenue	$15,749	$13,490	$—	$29,239
Cost of revenue	14,960	1,926	317	17,203

Gross margin (deficit)	789	11,564	(317)	12,036

Sales and marketing	4,896	6,782	371	12,049
Research and development	4,258	3,647	140	8,045
General and administrative	3,207	2,747	974	6,928
Other	—	—	2,371	2,371

Total operating expenses	12,361	13,176	3,856	29,393

Loss from operations	$(11,572)	$(1,612)	$(4,173)	$(17,357)

	Year Ended October 31, 2005
	Americas	International	Corporate	Total
	(In thousands)
Revenue	$18,634	$17,370	$—	$36,004
Cost of revenue	15,955	2,358	—	18,313

Gross margin	2,679	15,012	—	17,691

Sales and marketing	4,505	7,315	14	11,834
Research and development	4,331	3,998	8	8,337
General and administrative	3,664	3,383	—	7,047
Other	—	—	2,372	2,372

Total operating expenses	12,500	14,696	2,394	29,590

Income (loss) from operations	$(9,821)	$316	$(2,394)	$(11,899)

     Long-lived assets, which include property and equipment and intangible assets, by geographic region consisted of the following as of October 31, 2007 and October 31, 2006:

	Years Ended October 31,
	2007	2006
	(In thousands)
Long-lived assets:
Americas	$294	$515
International	65	93

Total long-lived assets	$359	$608

THE SCO GROUP, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
Description	of Period	Expenses	Deductions		of Period
		(In thousands)
Allowance for doubtful accounts:
Year ended October 31, 2007	$106	$(1)	$(20	)(a)	$85
Year ended October 31, 2006	144	10	(48	)(a)	106
Year ended October 31, 2005	136	18	(10	)(a)	144
Inventory reserves:
Year ended October 31, 2007	29	24	—	(b)	53
Year ended October 31, 2006	71	(42)	—	(b)	29
Year ended October 31, 2005	56	39	24	(b)	71
Allowance for sales returns:
Year ended October 31, 2007	308	301	(294	)(c)	315
Year ended October 31, 2006	587	(23)	(256	)(c)	308
Year ended October 31, 2005	258	967	(638	)(c)	587

(a)	Represents write-offs of uncollectible accounts receivable

(b)	Represents inventory destroyed or scrapped

(c)	Represents product returns

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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item concerning our directors and executive officers is incorporated by reference to the sections captioned “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information with respect to this item is set forth under “Certain Relationships and Related Party Transactions” and the section captioned “Election of Directors” in the Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information with respect to this item is set forth under “Principal Accountant Fees and Services” and “Pre-Approval Policies” in the Proxy Statement. Such information is incorporated herein by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 52 of this report.

(2)	Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 52 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit
Number	Description
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

Exhibit
Number	Description
2004 (File No. 000-29911)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

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

Exhibit
Number	Description
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

Exhibit
Number	Description
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

10.41*	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004 (File No. 000-29911)).

10.42*	Form of Indemnification Agreement for directors and officers (incorporated

Exhibit
Number	Description
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

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These items identify a management contract or compensatory plan.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2008.

THE SCO GROUP, INC.
By:	/s/ Kenneth R. Nielsen
Kenneth R. Nielsen
Chief Financial Officer/ Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Darl C. McBride	President, Chief Executive	January 28, 2008

Darl C. McBride	Officer and Director

Principal Financial and
Accounting Officer:

/s/ Kenneth R. Nielsen	Chief Financial Officer	January 28, 2008

Kenneth R. Nielsen

Directors:

/s/ Ralph J. Yarro III	Chairman of the Board	January 28, 2008

Ralph J. Yarro III

/s/ Darcy G. Mott	Director	January 28, 2008

Darcy G. Mott

/s/ R. Duff Thompson	Director	January 25, 2008

R. Duff Thompson

/s/ J. Kent Millington	Director	January 28, 2008

J. Kent Millington

/s/ Daniel W. Campbell	Director	January 28, 2008

Daniel W. Campbell

/s/ Omar T. Leeman	Director	January 25, 2008

Omar T. Leeman