Form 10-Q
period 2008-01-31
SCO GROUP INC
filed 2008-03-17
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES ☐ NO ☑
As of March 12, 2008, there were 21,886,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of January 31, 2008 and October 31, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 5.	Other information	48

Item 6.	Exhibits	49

	Signatures	50
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBITI 31.2
EXHIBIT 32.1
EXHIBIT 32.2

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	January 31,	October 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,797	$5,554
Restricted cash	2,091	3,099
Accounts receivable, net of allowance for doubtful accounts of $153 and $85, respectively	4,021	3,365
Other	904	1,298
Prepaid reorganization expenses	325	137

Total current assets	12,138	13,453

PROPERTY AND EQUIPMENT:
Computer and office equipment	2,013	2,006
Leasehold improvements	269	268
Furniture and fixtures	67	66

	2,349	2,340
Less accumulated depreciation and amortization	(2,046)	(1,981)

Net property and equipment	303	359

OTHER ASSETS	487	497

Total assets	$12,928	$14,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$567	$252
Payable to Novell, Inc.	172	1,148
Accrued payroll and benefits	1,695	1,370
Accrued liabilities	658	1,110
Accrued reorganization expenses	820	253
Deferred revenues	1,962	2,044
Royalties payable	211	123
Income taxes payable	866	708

Total current liabilities	6,951	7,008
LONG-TERM LIABILITIES	182	182
LIABILITIES SUBJECT TO COMPROMISE	3,363	3,365

Total liabilities	10,496	10,555

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value: 45,000 shares authorized, 21,886 and 21,782 shares outstanding, respectively	22	22
Additional paid-in capital	262,795	262,659
Common stock held in treasury; 297 shares outstanding	(2,446)	(2,446)
Warrants outstanding	856	856
Accumulated other comprehensive income	1,059	1,029
Accumulated deficit	(259,854)	(258,366)

Total stockholders’ equity	2,432	3,754

Total liabilities and stockholders’ equity	$12,928	$14,309

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands)
(unaudited)

	Three Months Ended January 31,
	2008	2007

REVENUES:
Products	$4,039	$4,866
SCOsource	—	23
Services	833	1,126

Total revenues	4,872	6,015

COST OF REVENUES:
Products	288	377
SCOsource	267	654
Services	431	559

Total cost of revenues	986	1,590

GROSS MARGIN	3,886	4,425

OPERATING EXPENSES:
Sales and marketing	2,741	2,440
Research and development	1,273	1,759
General and administrative	924	1,323

Total operating expenses	4,938	5,522

LOSS FROM OPERATIONS	(1,052)	(1,097)

EQUITY IN INCOME (LOSS) OF AFFILIATE	(11)	42

OTHER INCOME (EXPENSE):
Reorganization expense	(844)	—
Interest income	67	114
Other income, net	463	29

Total other income (expense), net	(314)	143

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,377)	(912)
PROVISION FOR INCOME TAXES	(111)	(112)

NET LOSS	$(1,488)	$(1,024)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.05)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,563	21,186

OTHER COMPREHENSIVE LOSS:
Net loss	$(1,488)	$(1,024)
Foreign currency translation adjustment	30	24

COMPREHENSIVE LOSS	$(1,458)	$(1,000)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,488)	$(1,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	114	476
Depreciation and amortization	58	88
Loss on disposition and write-downs of long-lived assets	2	20
Equity in income (loss) of affiliate	10	(42)
Reorganization expense	844	—
Changes in operating assets and liabilities:
Restricted cash	32	1,067
Accounts receivable, net	(656)	1,113
Other current assets	394	315
Accounts payable	315	(679)
Accrued payroll and benefits	325	(715)
Accrued liabilities	(452)	(374)
Deferred revenue	(82)	(313)
Royalties payable	88	(117)
Income taxes payable	158	(34)
Long-term liabilities	—	(1)
Liabilities subject to compromise	(2)	—
Payments for reorganization expense	(465)	—

Net cash used in operating activities	(805)	(220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(22)
Proceeds from sale of available-for-sale marketable securities	—	1,749

Net cash (used in) provided by investing activities	(4)	1,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	22	230
Proceeds from exercise of common stock options	—	4

Net cash provided by financing activities	22	234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(787)	1,741
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	30	27
CASH AND CASH EQUIVALENTS, beginning of period	5,554	5,369

CASH AND CASH EQUIVALENTS, end of period	$4,797	$7,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11	$103
See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
          The business of The SCO Group, Inc. (the “Company”) focuses on marketing reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies. In 2003, the Company established its SCOsource business to market, protect and defend its intellectual property surrounding the UNIX operating system which it acquired in 2001 from The Santa Cruz Operation (“Santa Cruz”), which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems.
          The Company incurred a net loss of $1,488,000 for the three months ended January 31, 2008, and during that same period used cash of $805,000 in its operating activities. As of January 31, 2008, the Company had a total of $4,797,000 in cash and cash equivalents, and an additional $2,091,000 in restricted cash, of which $1,801,000 is designated to pay for experts, consultants and other expenses in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), and the remaining $290,000 of restricted cash is payable to Novell for its retained binary royalty stream.
          On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and Santa Cruz (the “APA”), and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post-APA UnixWare derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell also sought to impose a constructive trust on the Company’s current funds traceable to those sources, which could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well.
          The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Federal District Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          It is the Company’s intent to appeal the adverse August 10, 2007 summary judgment ruling as soon as that opportunity is available to the Company. However, the Company must go through further legal proceedings before it can take such an appeal. In the event that any substantial amount of the Company’s assets are frozen or if its assets or resources are further depleted, the Company may not be able to appeal the August 10, 2007 ruling.
          The Company’s management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 order and the Company’s entry into Chapter 11, among other factors, there is substantial doubt about the Company’s ability to continue as a going concern including continuing the SCO Litigation or appealing the adverse ruling of August 10, 2007.
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
Bankruptcy Filing
          On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (collectively the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case No. 07-11337. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the filings and will continue their business operations. The Company’s foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
          In connection with the cases, the Debtors filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain their existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an effort to minimize any disruption the filings might otherwise cause. On September 18, 2007, the Bankruptcy Court granted the relief requested. As debtors-in-possession, the Debtors continue to exercise control over their assets and business, subject to the supervision of the Bankruptcy Court and the requirements under the Bankruptcy Code and Bankruptcy Rules.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          On February 29, 2008, the Debtors filed their joint Chapter 11 Plan of Reorganization (the “Plan”) and Disclosure Statement in Connection with the Plan (the “Disclosure Statement”) with the Bankruptcy Court. A hearing to approve the adequacy of the Disclosure Statement is scheduled before the Bankruptcy Court on April 2, 2008.
          Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of the Company’s equity security holders.
          Under the supervision of the Bankruptcy Court, management may decide to pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.
Going Concern
          The Debtors are operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) reduce payroll and benefits costs and liabilities under the bankruptcy process; (iii) achieve profitability; (iv) achieve sufficient cash flows from operations; and (v) to obtain financing sources to meet the Company’s future obligations. These matters as well as the aforementioned ruling in favor of Novell create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan or reorganization.
(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.
          American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under Bankruptcy Code, which is applicable to companies under Chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. It does, however, require among other disclosures that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows.
          Operating results for the three months ended January 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2008.
Use of Estimates in the Preparation of Financial Statements
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting policies and estimates include: revenue recognition, allowances for doubtful accounts receivable, useful lives and impairment of long-lived assets, litigation reserves, and valuation allowances against deferred income tax assets.
Revenue Recognition
          The Company recognizes revenues in accordance with SOP 97-2, as modified by SOP 98-9. The Company’s revenues has historically been from three sources: (i) product license revenues, primarily from product sales to resellers, end users and original equipment manufacturers (“OEMs”); (ii) technical support service revenues, primarily from providing technical support and consulting services to end users; and (iii) revenues from SCOsource.
          The Company recognizes product revenues upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.
          The majority of the Company’s revenues transactions relate to product-only sales. On occasion, the Company has revenues transactions that have multiple elements (such as software products, maintenance, technical support services, and other services). For software agreements that have multiple elements, the Company allocates revenues to each component of the contract

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
based on the relative fair value of the elements. The fair value of each element is based on vendor specific objective evidence (“VSOE”). VSOE is established when such elements are sold separately. The Company recognizes revenues when the criteria for product revenue recognition set forth above have been met. If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained, assuming all other revenue recognition criteria are met.
          The Company recognizes product revenues from OEMs when the software is sold by the OEM to an end-user customer. Revenues from technical support services and consulting services are recognized as the related services are performed. Revenues for maintenance is recognized ratably over the maintenance period.
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
          The Company’s SCOsource revenues to date have been primarily generated from agreements to utilize the Company’s UNIX source code as well as from intellectual property agreements. The Company recognizes revenues from SCOsource agreements when a signed contract exists, the fee is fixed or determinable, collection of the receivable is probable and delivery, if any, has occurred. If the payment terms extend beyond the Company’s normal payment terms, revenue is recognized as the payments become due.
Cash and Cash Equivalents
          The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $0 and $1,926,000 as of January 31, 2008 and October 31, 2007, respectively. Cash was $4,797,000 and $3,628,000 as of January 31, 2008 and October 31, 2007, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents as well as restricted cash exceed federally insured limits.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 4,684,000 and 5,604,000 for the three months ended January 31, 2008 and 2007, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
(3) COMMITMENTS AND CONTINGENCIES
Litigation
IBM
          On or about March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, styled The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. (“Sequent”) licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with IBM’s efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proved at trial and injunctive relief.
          On or about March 6, 2003, the Company notified IBM that IBM was not in compliance with the Company’s UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, the Company sent a similar notice terminating the Sequent source code license. IBM disputes the Company’s right to terminate those licenses. In the event the Company’s termination of those licenses is valid and not defeated by Novell’s claims, the Company believes IBM is exposed to substantial damages and injunctive relief claims based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against IBM regarding its license breaches.
          On February 27, 2004, the Company filed a second amended complaint which alleges nine causes of action that are similar to those set forth above, added a new claim for copyright infringement, and removed the claim for misappropriation of trade secrets. IBM filed an answer and 14 counterclaims. Among other things, IBM asserted that the Company does not have the right to terminate IBM’s UNIX licenses and claimed that the Company breached the GNU General Public License and infringed certain patents held by IBM. IBM’s counterclaims include claims for breach of contract, violation of the Lanham Act, unfair competition, intentional interference with prospective economic relations, unfair and deceptive trade practices, promissory estoppel, patent infringement and a declaratory judgment claim for non-infringement of copyrights. On October 6, 2005, IBM voluntarily dismissed with prejudice its claims for patent infringement.
          On December 22, 2005, the Company filed a voluminous report detailing IBM’s misuse of the Company’s proprietary material (the December 2005 Submission). The Company’s December 2005 Submission included 293 total disclosures, which the Company claims violate its contractual rights and copyrights. The December 2005 Submission and the disclosures identified therein are the result of analysis by experienced outside technical consultants.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          On February 13, 2006, IBM filed a motion with the Court seeking to limit the Company’s claims as set forth in the December 2005 Submission. IBM argued that, of the 293 items the Company had identified, 201 did not meet the level of specificity required by the Court. IBM requested that the Company be limited to 93 items set forth in the December 2005 Submission, which IBM claimed meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the technology disclosures challenged by the Company in its December 2005 Submission. This ruling is a limitation on the number of technology disclosures the Company made in its December 2005 Submission, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the District Court; those objections challenged the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the District Court issued a ruling affirming the Magistrate Judge’s ruling of June 28, 2006. The Company filed a motion to reconsider this ruling and a motion to amend the December 2005 Submission. The District Judge has not ruled on these applications.
          On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the December 2005 Submission. In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 2005 Submission and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. The Company filed objections to that order with the District Court. The District Judge has not ruled on these objections.
          Both parties have filed expert reports and substantially finished expert discovery. IBM filed six motions for summary judgment that, if granted in whole or in substantial part, could resolve the Company’s claims in IBM’s favor or substantially reduce the Company’s claims. The Company filed three motions for summary judgment.
          As a result of the Court’s order of August 10, 2007, in the SCO v. Novell case, several of the Company’s claims against IBM may be dismissed. These claims include its claims that IBM breached its UNIX license agreements and the Company’s claims arising from its termination of IBM’s UNIX licenses. The Company believes that the Court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including the Company’s claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s order of August 10, 2007 in the Novell case resolves all of the Company’s claims against IBM in IBM’s favor. The Company disputes this position. IBM’s counterclaims against the Company remain in the case subject to pending motions for summary judgment.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.
          Novell filed two motions to dismiss claiming, among other things, that Novell’s false statements were not issued with malice and are privileged under the law. The Court denied both motions. On July 29, 2005, Novell filed its answer and counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the Asset Purchase Agreement between Novell and the Company’s predecessor-in-interest, The Santa Cruz Operation, for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained interest in SRVx Royalties, and for declaratory relief regarding Novell’s alleged rights under the Asset Purchase Agreement. On or about December 30, 2005, the Company filed a motion for leave to amend its complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use the Company’s UNIX code. Novell consented to the Company’s filing of these additional claims.
          On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and its subsidiary SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration. Through these proceedings, Novell claims that the Company granted SuSE the right to use UNIX intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and that, through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims relating to the SuSE arbitration should be stayed pending the arbitration but that the other portions of claims in the case should proceed.
          The three-person arbitration panel has been selected for the SuSE arbitration but that process has been stayed by the Bankruptcy Court in Delaware.
          In September 2006, Novell filed an Amended Counterclaim asserting nine claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting and for a constructive trust over certain revenue the Company collected from Sun and Microsoft in 2003. In September 2006, Novell also filed a motion for summary judgment or a preliminary injunction, asking the Court to rule that Novell was entitled to that revenue under the APA. The Company opposed the motion and filed a cross-motion for summary judgment or partial summary judgment. Those motions were argued on January 23, 2007, before the District Court in Utah.
          On December 1, 2006, Novell also filed a motion for summary judgment on its Fourth Counterclaim, asking the Court to rule that Novell had retained broad waiver rights and other rights over SVRx Licenses it transferred under the 1995 Asset Purchase Agreement. With its opposition to this motion, the Company filed its own cross-motion for summary judgment, asking the Court to rule that the rights Novell retained under the APA are much narrower than Novell claims.
          On April 9, 2007, the Company filed a Motion for Partial Summary Judgment on Its First, Second, and Fifth Causes of Action and for Summary Judgment on Novell’s First Counterclaim, arguing that Novell transferred the UNIX and UnixWare copyrights under the plain language of the amended Asset Purchase Agreement, as confirmed by testimony of at least nine witnesses, including Novell’s own CEO at the time of the Agreement. On April 20, 2007, Novell filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
UnixWare copyrights under the APA, that the Company did not meet its burden of establishing special damages on its slander of title claim, and that the portion of the Company’s contract and unfair-competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. On May 31 and June 4, 2007, the Court heard oral argument on these motions and the pending motion and cross-motion for summary judgment on Novell’s Fourth Counterclaim, taking the motions under advisement.
          On August 10, 2007, the Court ruled in favor of Novell on several of the summary judgment motions that were pending. The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the APA and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court also ruled that the Company owns the copyrights to post-APA UnixWare derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell also sought to impose a constructive trust on the Company’s current funds traceable to those sources, which could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well.
          The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Federal District Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe. A four-day bench trial has been scheduled to start on April 29, 2008 in the District Court in Utah on the issues for which the Bankruptcy Court lifted the stay.
          On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether the Company had the authority to enter into the SCOsource licenses. The parties have fully briefed the motion, and the Court has set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, the Company filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which the Company argues, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail.
IPO Class Action Matter

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. Class standing was certified for all of these cases by the United States District Court for the Southern District of New York.
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
Red Hat, Inc.
          On August 4, 2003, Red Hat, Inc. filed a complaint against the Company. The action is pending in the United States District Court for the District of Delaware under the case caption, Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the Court denied the Company’s motion to dismiss this case; however, the Court stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the Court denied on March 31, 2005. This matter was also automatically stayed upon the Company’s filing its Chapter 11 petitions. In the event that the stay is lifted, including the bankruptcy stay, and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat. The Company intends to vigorously defend this action.
Other Matters

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
          In April 2003, the Company’s former Indian distributor filed a claim in India, requesting summary judgment for payment of approximately $1,428,000, and an order that the Company trade in India only through the distributor and/or give a security deposit until the claim is paid. The distributor claims that the Company is responsible to repurchase certain software products and to reimburse the distributor for certain other operating costs. Management does not believe that the Company is responsible to reimburse the distributor for any operating costs and also believes that the return rights related to any remaining inventory have lapsed. The distributor also requested that the Indian Courts grant interim relief in the form of attachment of local assets. These requests for interim relief have failed in the Court, discovery has commenced, and hearings on the main claims have been held and are ongoing. The Company intends to vigorously defend this action.
          Pursuit and defense of the above-mentioned matters will be costly, and management expects legal fees and related expenses will be substantial. A material, negative impact on the Company’s results of operations or financial position from the Red Hat, IPO Class Action, or Indian Distributor matters, or the IBM or Novell counterclaims is not estimable.
          The Company is a party to certain other legal proceedings arising in the ordinary course of business, and management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s results of operations, financial position or liquidity.
(4) STOCKHOLDERS’ EQUITY
Equity Plans
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
          The effect of accounting for stock-based awards under SFAS No. 123(R) for the three months ended January 31, 2008 and 2007 was to record $114,000 and $476,000, respectively, of stock-based compensation expenses. For the three months ended January 31, 2008 and 2007, the Company has allocated stock-based compensation expenses to the following statement of operations captions:

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Cost of SCOsource IP licensing revenue	$34	$70
Cost of services revenue	5	3
Sales and marketing	29	111
Research and development	13	43
General and administrative	33	249

Total stock-based compensation	$114	$476

          With respect to stock options granted during the three months ended January 31, 2008 and 2007, the assumptions used in the Black-Scholes option-pricing model are as follows:

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended January 31,
	2008	2007
Risk-free interest rate	2.7%	4.8%
Expected dividend yield	0.0%	0.0%
Volatility	327.2%	85.9%
Expected exercise life (in years)	5.5	5.0
          The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.
          During the three months ended January 31, 2008, no options to purchase common stock were granted or exercised. As of January 31, 2008, there were approximately 4,449,000 stock options outstanding with a weighted average exercise price of $4.38 per share.
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

	Three Months Ended January 31, 2008
	UNIX	SCOsource	Total
		(In thousands)
Revenues	$4,872	$—	$4,872
Cost of revenues	719	267	986

Gross margin (deficit)	4,153	(267)	3,886

Sales and marketing	2,741	—	2,741
Research and development	1,273	—	1,273
General and administrative	924	—	924

Total operating expenses	4,938	—	4,938

Loss from operations	$(785)	$(267)	$(1,052)

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended January 31, 2007
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$5,992	$23	$6,015
Cost of revenues	936	654	1,590

Gross margin (deficit)	5,056	(631)	4,425

Sales and marketing	2,440	—	2,440
Research and development	1,759	—	1,759
General and administrative	1,323	—	1,323

Total operating expenses	5,522	—	5,522

Loss from operations	$(466)	$(631)	$(1,097)

(6) SUBSEQUENT EVENTS
          On February 13, 2008, the Company entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby, SNCP agreed to provide financing to fund the Company’s plan of reorganization filed on February 29, 2008 in the Company’s Chapter 11 bankruptcy case presently pending in the United States Bankruptcy Court for the District of Delaware, In Re: The SCO Group, Inc, Case No. 07-11337(KG). The Company on the same day filed its disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
          The MOU is not a definitive agreement. It is a non-binding summary of the intentions of the parties and is subject to change. As such, the MOU, the plan of reorganization and the transactions they contemplate are subject to various changes and conditions precedent , including: (1) SNCP’s due diligence and (2) the Bankruptcy Court’s approval. A hearing to approve the adequacy of the Disclosure Statement is scheduled before the Bankruptcy Court on April 2, 2008.
          On February 15, 2008, the Company filed Form S-8 for the registration of 644,543 additional shares of common stock for issuance as it relates to rights to purchase common stock under the Company’s 2004 Omnibus Stock Incentive Plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future

Results and Financial Condition” and Part II, Item 1A — Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q and our consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2007 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three months ended January 31, 2008 and 2007. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Recent Developments
          Novell, Inc. Ruling. On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and the Santa Cruz operations, (the “APA”) and that Novell retained broad rights to waive our contract claims against IBM. The Court also ruled that we own the copyrights to post APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell also sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well.

          The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Federal District Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell.
          It is our intent to appeal the adverse August 10, 2007 summary judgment rulings as soon as that opportunity is available to us. However, we must go through further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the August 10, 2007 rulings.
          Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 order and our entry into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern.
          Our financial statements do not include any adjustments that might result from the outcome of theses uncertainties. Absent a significant cash payment to Novell for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered (which totaled $303,000 as of January 31, 2008). The Bankruptcy Court in Delaware has ruled that it will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in federal court in Utah. A four-day bench trial has been scheduled for April 29, 2008, in the U.S. District Court in Utah on those issues. Novell has determined to file a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses. The Court has scheduled oral argument on this and any other pending summary judgment motions for April 30, 2008. We have also filed a motion for judgment on the pleadings arguing that Novell cannot, under the law and its own version of the facts, claim that the SCOsource licenses and agreements were not authorized and also claim that it is entitled to the royalties or fees obtained from those licenses. That motion is also being briefed by the parties. The Bankruptcy Court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe.
          We intend to maintain business operations throughout the reorganization process. Subject to Bankruptcy Court’s approval, we will use our cash, cash equivalents, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
          Bankruptcy Filing. On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations. Our foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
          In connection with our cases, we filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain our existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an effort to minimize any disruption the filings might otherwise cause. On September 18, 2007, the Bankruptcy Court granted the relief requested. As debtors-in-possession, we continue to exercise control over our assets and business, subject to the supervision of the Bankruptcy Court and the requirements of the Bankruptcy Code and bankruptcy rules.
          On February 13, 2008, we entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby, SNCP agreed to provide financing to fund our plan of reorganization filed on February 29, 2008 in the Company’s Chapter 11 bankruptcy case presently pending in the United States Bankruptcy Court for the District of Delaware, In Re: The SCO Group, Inc, Case No. 07-11337(KG). On the same day, we filed our disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
          The MOU is not a definitive agreement. It is a non-binding summary of the intentions of the parties and is subject to change. As such, the MOU, our plan of reorganization and the transactions they contemplate are subject to various changes and conditions precedent , including: (1) SNCP’s due diligence and (2) the Bankruptcy Court’s approval. A hearing to approve the adequacy of the Disclosure Statement is scheduled before the Bankruptcy Court on April 2, 2008.
          As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements, in the ordinary course of business, or, if outside the ordinary course of business, subject to Bankruptcy Court approval.
          In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery by creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.

          Under the supervision of the Bankruptcy Court, we may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and our stockholders, including asset sales or strategic partnerships.
          Reduction in Force. On January 31, 2008, in an effort to reduce ongoing operating expenses and to conform our business to our current objectives and opportunities, we began the implementation of a reduction in force. We anticipate that we will reduce our workforce by approximately 30 positions or a reduction of approximately 26% of our total workforce and this reduction will be completed in April 2008. We believe that this reduction in force will allow us to continue to focus on and serve our UNIX customer base and to deliver on key opportunities with our mobile products and services.
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
          The following table shows the operating results of the UNIX business for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Revenues	$4,872	$5,992
Cost of revenues	719	936

Gross margin	4,153	5,056

Sales and marketing	2,741	2,440
Research and development	1,273	1,759
General and administrative	924	1,323

Total operating expenses	4,938	5,522

Loss from operations	$(785)	$(466)

          Revenues from our UNIX business decreased by $1,120,000, or 19%, for the three months ended January 31, 2008 compared to the three months ended January 31, 2007. The revenues from this business have been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and the Company’s filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions. We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
          Operating costs for our UNIX business decreased from $5,522,000 for the three months ended January 31, 2007 to $4,938,000 for the three months ended January 31, 2008. This decrease was primarily attributable to reduced headcount and related costs as well as from the elimination of amortization expense because our intangible assets have been fully amortized.
          The decline in our UNIX business revenues may be accelerated if industry partners withdraw their support as a result of our SCO Litigation, our Chapter 11 bankruptcy filing. The decline in our UNIX business, the SCO Litigation and our Chapter 11 bankruptcy filing may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in revenues and negative cash flows from our UNIX business.
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
          In an effort to establish, protect and defend our UNIX intellectual property rights, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property rights and subject to Bankruptcy Court approval, we expect that costs and expenses for this business for the year ending October 31, 2008 will continue to be significant.
          The following table shows the operating results of the SCOsource business for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Revenues	$—	$23
Cost of revenues	267	654

Gross margin	(267)	(631)

Research and development	—	—
General and administrative	—	—

Total operating expenses	—	—

Loss from operations	$(267)	$(631)

          Revenues from our SCOsource business decreased from $23,000 for the three months ended January 31, 2007 to $0 for the three months ended January 31, 2008. These revenues were primarily attributable to sales of our SCOsource agreements.
          Cost of revenues, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, decreased from $654,000 for the three months ended January 31, 2007 to $267,000 for the three months ended January 31, 2008. In addition to the expenses incurred, we must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment, or sale of our Company.
          Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consultants and the need to obtain Bankruptcy Court approval, it is difficult to predict, and it will be difficult to predict the total cost of revenues for the upcoming quarters.
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
          Revenue Recognition. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9. Our revenue has historically been from three sources: (i) product license revenue, primarily from product sales to resellers, end users and OEMs; (ii) technical support service revenue, primarily from providing technical support and consulting services to end users; and (iii) revenue from SCOsource.
          We recognize product revenues upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.
          The majority of our revenues transactions relate to product-only sales. On occasion, we have revenue transactions that have multiple elements (such as software products, maintenance, technical support services, and other services). For software agreements that have multiple elements, we allocate revenue to each component of the contract based on the relative fair value of the elements. The fair value of each element is based on vendor specific objective evidence (“VSOE”). VSOE is established when such elements are sold separately. We recognize revenue when the criteria for product revenue recognition set forth above have been met. If VSOE of all undelivered elements exists, but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue in the period when persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met.

          We recognize product revenues from OEMs when the software is sold by the OEM to an end-user customer. Revenues from technical support services and consulting services are recognized as the related services are performed. Revenues for maintenance is recognized ratably over the maintenance period.
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
          Our SCOsource revenues to date have been primarily generated from agreements to utilize our UNIX source code as well as from intellectual property compliance agreements. We recognize revenue from SCOsource agreements when a signed contract exists, the fee is fixed or determinable, collection of the receivable is probable and delivery has occurred. If the payment terms extend beyond our normal payment terms, revenue is recognized as the payments become due.
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
          Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this Form 10-Q, including under Part II, Item I — Legal Proceedings. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM and Novell counterclaims may be probable but not estimable. Because these matters are not estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations, financial position and liquidity.
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
          Write-downs of long-lived assets may be necessary if, in the future, the fair value of these assets is less than the carrying value. If the operating trends for our UNIX or SCOsource businesses licensing continue to decline, we may be required to record an impairment charge in a future period related to the carrying value of our long-lived assets.

          Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectability. Our policies for determining allowances for doubtful accounts receivable have been applied consistently. Our allowance for doubtful accounts receivable was $153,000 as of January 31, 2008. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
          The following table presents our results of operations for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
Statement of Operations Data:	2008	2007
	(In thousands)

Revenues:
Products	$4,039	$4,866
SCOsource	—	23
Services	833	1,126

Total revenues	4,872	6,015

Cost of revenues:
Products	288	377
SCOsource	267	654
Services	431	559

Total cost of revenues	986	1,590

Gross margin	3,886	4,425

Operating expenses:
Sales and marketing	2,741	2,440
Research and development	1,273	1,759
General and administrative	924	1,323

Total operating expenses	4,938	5,522

Loss from operations	(1,052)	(1,097)

Equity in income (loss) of affiliate	(11)	42
Other income (expense), net	(314)	143
Provision for income taxes	(111)	(112)

Net loss	$(1,488)	$(1,024)

THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(Dollars in thousands)
Revenues	$4,872	(19)%	$6,015
          Revenues for the three months ended January 31, 2008 decreased by $1,143,000, or 19%, from the three months ended January 31, 2007. This decrease was attributable to a decrease in UNIX products and services revenues as a result of continued competition from other operating systems, primarily Linux and from continuing negative publicity from the SCO Litigation and the Company’s filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions.
          Revenues generated from our UNIX business and SCOsource business are as follows:

	Three Months Ended January 31,
	2008	Change	2007
	(Dollars in thousands)
UNIX revenues	$4,872	(19)%	$5,992
Percentage of total revenues	100%		100%

SCOsource revenues	$—	n/a	$23
Percentage of total revenues	0%		0%
          The decrease in revenues in the UNIX business of $1,120,000, or 19%, for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 was primarily attributable to continued competition from other operating systems, particularly Linux and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenues because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2008 our total UNIX revenues will decline from UNIX revenues generated in the year ended October 31, 2007 as a result of this continued competition and negative publicity.
          Sales of our UNIX products and services during the three months ended January 31, 2008 and 2007 were primarily to existing customers. Our UNIX business revenues depend significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenues may be lower than currently anticipated if (i) we are not successful with our existing customers, (ii) we lose the support of any of our existing hardware and software vendors, or (iii) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.

Products Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Products revenues	$4,039	(17)%	$4,866
Percentage of total revenues	83%		81%
          Our products revenues consist of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenues also include revenues derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenues.
          The decrease in products revenues of $827,000, or 17%, for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 was primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions. We believe that this competition from Linux will continue for the year ending October 31, 2008 and future periods.
          Our products revenues were derived primarily from sales of our OpenServer and UnixWare products. Other products revenues consist mainly of product maintenance and other UNIX-related products. Revenues for these products were as follows:

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
OpenServer revenues	$2,938	(1)%	$2,978
Percentage of products revenues	73%		61%

UnixWare revenues	851	(42)%	$1,471
Percentage of products revenues	21%		30%

Other products revenues	250	(40)%	$417
Percentage of products revenues	6%		9%
          The decrease in revenues for OpenServer and UnixWare for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 is primarily the result of continued competition, particularly from Linux operating system providers and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. The decrease in other products revenues is primarily attributed to decreased sales of UNIX-related products and decreased sales of product maintenance, which is sold separately from the product.
SCOsource Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
SCOsource revenues	$—	n/a	$23

          We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource revenues were $23,000 for the three months ended January 31, 2007 compared to $0 for the three months ended January 31, 2008. Revenues were primarily attributable to sales of our SCOsource agreements.
          We are unable to predict the amount and timing of future SCOsource revenues, and if generated, the revenues will be sporadic.
Services Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Services revenues	$833	(26)%	$1,126
Percentage of total revenues	17%		19%
          Services revenues consist primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenues of $293,000, or 26%, for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 were primarily attributable to the renewal of fewer support and engineering services contracts.
          The majority of our support and professional services revenues continue to be derived from services for UNIX-based operating system products. Our future level of services revenues depends in part on our ability to generate UNIX products revenues from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Cost of products revenues	$288	(24)%	$377
Percentage of products revenues	7%		8%
          Cost of products revenues consist of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenues decreased by $89,000, or 24%, for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. The decrease in the dollar amount of cost of products revenues was primarily attributable to lower products revenues as margins did not vary considerably.
          For the three months ending April 30, 2008, we expect the dollar amount of our cost of products revenues to be generally consistent with the cost of products revenues incurred during the three months ended January 31, 2008 and that cost of products revenues as a percent of products revenues for the three months ending April 30, 2008 will be generally consistent with that incurred during the three months ended January 31, 2008.

Cost of SCOsource Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Cost of SCOsource revenues	$267	(59)%	$654
          Cost of SCOsource revenues includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
          Cost of SCOsource revenues decreased by $387,000, or 59%, during the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. The decrease in cost of SCOsource revenues were primarily attributable to decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
          Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters. We will continue to make payments for technical, damage and industry experts, consultants and other fees. Future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or sale of our Company, which could cause the cost of SCOsource revenues for the three months ending April 30, 2008 or for future periods to be higher than the costs incurred for the three months ended January 31, 2008.
Cost of Services Revenues

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Cost of services revenues	$431	(23)%	$559
Percentage of services revenues	52%		50%
          Cost of services revenues includes the salaries and related personnel costs of employees delivering services revenues as well as third-party service agreements. Cost of services revenues decreased by $128,000, or 23%, for the three months ended January 31, 2008 compared to the three months ended January 31, 2007. This decrease was primarily attributable to reduced employee and employee-related costs.
          For the three months ending April 30, 2008, we expect the dollar amount of our cost of services revenues to be generally consistent with the cost of services revenues incurred during the three months ended January 31, 2008 and that cost of services revenues as a percent of services revenues for the three months ending April 30, 2008 will be generally consistent with that incurred during the three months ended January 31, 2008.
Sales and Marketing

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Sales and marketing expense	$2,741	12%	$2,440
Percentage of total revenues	56%		41%

          Sales and marketing expense consists of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The increase in sales and marketing expense of $301,000, or 12%, for the three months ended January 31, 2008 compared with the three months ended January 31, 2007 was primarily attributable to increased severance and termination costs as a result of a world wide reduction in workforce implemented on January 31, 2008. Included in sales and marketing expense for the three months ended January 31, 2008 and 2007 was $29,000 and $111,000, respectively, for stock-based compensation.
          For the three months ending April 30, 2008, we anticipate that the dollar amount of sales and marketing expense will be generally consistent with that incurred during the three months ended January 31, 2008.
Research and Development

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Research and development expense	$1,273	(28)%	$1,759
Percentage of total revenues	26%		29%
          Research and development expense consists of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expense decreased by $486,000, or 28%, for the three months ended January 31, 2008 compared with the three months ended January 31, 2007. The decrease in research and development expense was primarily attributable to reduced employee and employee-related costs. Included in research and development expense for the three months ended January 31, 2008 and 2007 was $13,000 and $43,000, respectively, of stock-based compensation.
          For the three months ending April 30, 2008, we anticipate that the dollar amount of research and development expense will be generally consistent with that incurred during the three months ended January 31, 2008.
General and Administrative

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
General and administrative expense	$924	(30)%	$1,323
Percentage of total revenues	19%		22%
          General and administrative expense consists of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expense decreased by $399,000, or 30%, during the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. The decrease in general and administrative expense was primarily attributable to decreased professional services costs and reduced stock-based compensation expenses. Included in general and administrative expense for the three months ended January 31, 2008 and 2007 was $33,000 and $249,000, respectively, of stock-based compensation.

          For the three months ending April 30, 2008, we anticipate that the dollar amount of general and administrative expense will be generally consistent with that incurred during the three months ended January 31, 2008.
Equity in Income (Loss) of Affiliate
          We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of January 31, 2008, the carrying value of our investment of $487,000 was for our 30% ownership in a Chinese company.
          During the three months ended January 31, 2008 and 2007, we recorded a net loss of $11,000 and net income of $42,000, respectively, representing our portion of the net loss or income in this entity.
Reorganization items

	Three Months Ended January 31,
	2008	Change	2007
	(In thousands)
Reorganization items	$844	n/a	$—
          Reorganization expense consists of legal and professional fees associated with our Chapter 11 bankruptcy and development of a reorganization plan.
Other Income (Expense), net
          Other income (expense) consisted of the following components for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008	2007
	(In thousands)
Interest income	$67	$114
Other income, net	463	29

Total	$530	$143

          Interest income decreased by $47,000 for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
          The increase in other income, net, of $434,000 for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 was primarily attributable to a realized gain as a result of a sale of intellectual property.
Provision for Income Taxes
          The provision for income taxes was $111,000 for the three months ended January 31, 2008 and $112,000 for the three months ended January 31, 2007. Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenues generated in certain foreign locations.

Liquidity and Capital Resources
          Our cash and cash equivalents balance decreased from $5,554,000 as of October 31, 2007 to $4,797,000 as of January 31, 2008. As of January 31, 2008, we also had $2,091,000 of restricted cash, of which $1,801,000 is set aside to cover expert and other costs related to our SCO Litigation and $290,000 is set aside for royalties payable to Novell.
          We intend to use the cash and cash equivalents as of January 31, 2008 to run our UNIX business and pursue the SCO Litigation, and believe that we have sufficient liquidity resources to fund our operations through at least October 31, 2008.
          Our net cash used in operating activities during the three months ended January 31, 2008 was $805,000 and was attributable to a net loss of $1,488,000, non-cash items of $184,000 and changes in operating assets and liabilities of $499,000.
          Our net cash used in operating activities during the three months ended January 31, 2007 was $220,000 and was attributable to a net loss of $1,024,000, non-cash items of $542,000 and changes in operating assets and liabilities of $262,000.
          Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the three months ended January 31, 2008, cash used by investing activities was $4,000, which was primarily a result of purchases of equipment.
          During the three months ended January 31, 2007, cash provided by investing activities was $1,727,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $1,749,000, offset in part, by purchases of equipment of $22,000.
          Our financing activities provided $22,000 of cash during the three months ended January 31, 2008. The primary sources of these proceeds were from the sale of common stock through our employee stock purchase plan.
          Our financing activities provided $234,000 of cash during the three months ended January 31, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $4,000 and proceeds of $230,000 from the sale of common stock through our employee stock purchase plan.
          Our net accounts receivable balance increased from $3,365,000 as of October 31, 2007 to $4,021,000 as of January 31, 2008, primarily as a result of timing of sales. The majority of our accounts receivable are current and our allowance for doubtful accounts was $153,000 as of January 31, 2008, which represented approximately four percent of our gross accounts receivable balance. This percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the three months ended January 31, 2008 and 2007 were not significant.
          As described elsewhere in this Form 10-Q, we are continuing to pay for expert, consulting and other expenses relating to our litigation with IBM. These expenses have been material in the past and even though we expect these expenses to be lower for the year ending October 31, 2008 as compared to the year ended October 31, 2007, we expect them to continue to be material to our financial statements.
          In addition to the cash expenditures mentioned above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or sale of our company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:

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
Contractual Obligations
          We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending December 31, 2010.
          The following table summarizes our contractual operating lease obligations as of January 31, 2008:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating lease obligations	$1,708	$772	$936	$—	$—
          As of January 31, 2008, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.
          Our ability to reduce costs to offset revenue declines in our UNIX business is limited because of contractual commitments to maintain and support our existing UNIX customers. The decline in our UNIX business may be accelerated if industry partners withdraw their support as a result of the SCO Litigation or our Chapter 11 bankruptcy filing. In addition, the SCO Litigation or our Chapter 11 bankruptcy filing may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in our UNIX products and services revenues. If our UNIX products and services revenues are less than expected, our liquidity will be adversely impacted.
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
•	Our intention to appeal the adverse August 10, 2007 summary judgment ruling;

•	Our belief that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives;

•	Our intention to maintain business operations throughout the reorganization process;

•	Our intention to use our cash, cash equivalents, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process;

•	Our intention to continue operating and to file a plan of reorganization with the Bankruptcy Course;

•	Our expectation that we will reduce our workforce, and our belief that this reduction in force will allow us to continue to focus on and serve our UNIX customer base and to deliver on key opportunities with our mobile products and services;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation;

•	Our belief that our allowance for doubtful accounts receivable will remain consistent with our prior experience and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2008 and future periods;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource revenues, and when generated, the revenues will be sporadic;

•	Our expectation that future services revenues will depend in part on our ability to generate UNIX products revenues from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation that for the year ending October 31, 2008 our total UNIX revenues will decline from UNIX revenues generated in the year ended October 31, 2007 as a result of continued competition and negative publicity;

•	Our expectation for the three months ending April 30, 2008 that the dollar amount of our cost of products revenues and that cost of products revenues as a percent of products revenues will be generally consistent to that incurred during the three months ended January 31, 2008;

•	Our expectation for the three months ending April 30, 2008 that the dollar amount of our cost of services revenues and that cost of services revenues as a percent of services revenues will be generally consistent to that incurred during the three months ended January 31, 2008;

•	Our expectation for the three months ending April 30, 2008 that the dollar amount of our sales and marketing expense will be generally consistent to that incurred during the three months ended January 31, 2008;

•	Our expectation for the three months ending April 30, 2008 that the dollar amount of our research and development expense will be generally consistent to that incurred during the three months ended January 31, 2008;

•	Our expectation for the three months ending April 30, 2008 that the dollar amount of our general and administrative expense will be generally consistent to that incurred during the three months ended January 31, 2008;

•	Our intention to use cash and cash equivalents to run our UNIX business and pursue the SCO Litigation;

•	Our belief that we have sufficient liquidity resources to fund our operations through at least October 31, 2008;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2008 as compared to the year ended October 31, 2007, that they will continue to be material to our financial statements;

•	Our expectation for the three months ending April 30, 2008 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
          We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including confirmation of a plan of reorganization, the outcomes and developments in our Chapter 11 bankruptcy case, court rulings in the bankruptcy proceedings, the impact of the bankruptcy proceedings or other pending litigation, developments in our litigation, our cash balances and available cash, continued competitive pressure on the Company’s operating system products, which could impact the Company’s results of operations, adverse developments in and increased or unforeseen legal costs related to the Company’s litigation, the inability to devote sufficient resources to the development and marketing of the Company’s products, including the Me Inc. mobile services and development platform, and the possibility that customers and companies with whom the Company has formed partnerships will decide to terminate or reduce their relationships with the Company, and the factors set forth below in Part II, Item 1A-Risk Factors. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Foreign Currency Risk. We have foreign offices and operations in Europe and Asia. As a result, a portion of our revenues are derived from sales to customers outside the United States. Our international revenues are primarily denominated in U.S. dollars, Euros and United Kingdom Pounds. Most of the operating expenses related to our foreign-based operations are denominated in foreign currencies and therefore operating results are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies such as the Euro, among others. If the U.S. dollar weakens compared to the Euro and other currencies, our operating expenses for foreign operations will be higher when translated back into U.S. dollars. Our revenues can also be affected by general economic conditions in the United States, Europe and other international markets. Our results of operations may be affected in the short term by fluctuations in foreign currency exchange rates.
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
          Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of January 31, 2008, we did not hold any cost method investments. As of January 31, 2008, the carrying value of our equity method investment of $487,000 was for our 30% ownership in a Chinese company.
          The stock market in general and the market for shares of technology companies in particular, have experienced price fluctuations. In addition, factors such as new product introductions by our competitors or developments in the SCO Litigation, or development in our reorganization process under Chapter 11 bankruptcy may have a significant impact on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations may have a significant impact on the market price of our common stock. These conditions could cause the price of our common stock to fluctuate substantially over short periods of time.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2007. In addition, for more information regarding our legal proceedings, please see Note 3 included in Part 1, Item 1. Unaudited Financial Statements — Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
          Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
          Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2007, 2006 and 2005, we incurred net losses applicable to common stockholders of $6,826,000, $16,598,000 and $10,726,000, respectively, and for the three months ended January 31, 2008 we incurred a net loss of $1,488,000. As of January 31, 2008, our accumulated deficit was $259,854,000.
          If our revenues from the sale of our UNIX products and services continue to decline, or if we continue to devote significant cash resources to the SCO Litigation, we will need to further reduce operating expenses to generate positive cash flows. On January 31, 2008, in an effort to reduce ongoing operating expenses and to conform our business to our current objectives and opportunities, we began the implementation of a reduction in force. We anticipate that we will reduce our workforce by approximately 30 positions or a reduction of approximately 26% of our total workforce and this reduction will be completed in April 2008. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.
          As of January 31, 2008, we had a total of $4,797,000 in cash and cash equivalents and an additional $2,091,000 of restricted cash of which $1,801,000 is to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $13,199,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
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
          To successfully emerge from Chapter 11 bankruptcy protection as a viable entity, one must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Chapter 11 plan of reorganization (the “Plan”), soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.
          On February 29, 2008, we filed the Plan and Disclosure Statement with the United States Bankruptcy Court. The Plan is subject to, among other conditions, Bankruptcy Court approval. A hearing for approval of the Disclosure Statement is scheduled before the Bankruptcy Court on April 2, 2008.
          If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.
A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.
          Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative.
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
          On August 10, 2007, the Federal District Court in Utah ruled in favor of Novell on several of the summary judgment motions that were pending. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the APA and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post-APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell also sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets, and the Court indicated that it would address that issue as well.
          The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit, Novell to pursue the trial scheduled in the Federal District Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell.
          It is our intent to appeal the August 10, 2007 summary judgment rulings as soon as that opportunity is available to us. However, we must go through further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the August 10, 2007 ruling.
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
          The federal district judge overseeing our lawsuit with Novell had scheduled a bench trial that was set to begin on September 17, 2007. At that time, the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements are attributable to older SVRx licenses and should be remitted to Novell, and whether we had the authority to enter into certain SCOsource agreements beginning in 2003, including large transactions with Sun and Microsoft. The potential proceeds payable to Novell ranges from a de minimis amount to in excess $30,000,000, the latter amount being the amount claimed by Novell, plus interest. Novell also sought to impose a constructive trust on our current funds traceable to these sources. The trial of these issues, however, was stayed as a result of our bankruptcy filing. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Federal District Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. A four-day bench trial has been scheduled for April 29, 2008 in the U.S. District Court in Utah. It is not known when the constructive trust issue will be addressed.
          If the Bankruptcy Court imposes a constructive trust in an amount that exceeds our cash and cash equivalents and restricted cash, or if the amounts subject of the constructive trust are otherwise significant, we may not be able to continue to operate our business absent confirmation of the Plan.
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
          On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman P.A. (the “Law Firms”). This Engagement Agreement supersedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Law Firms and us in connection with the Law Firms’ representation of us in the SCO Litigation. Berger Singerman P.A. was a member of this group of Law Firms. With our consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. was on November 24, 2004. Further, Berger Singerman P.A. waived its rights under the Engagement Agreement upon the parties’ agreement for Berger Singerman P.A. to represent the Debtors in their bankruptcy cases.
          We must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment or a sale of the company. The contingency fee amounts payable to the Law Firms (which no longer includes Berger Singerman P.A.) will be, subject to certain credits and adjustments, as follows:
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
          On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of January 31, 2008, we had a total of $4,797,000 in cash and cash equivalents and an additional $1,801,000 of restricted cash to be used to pursue the SCO Litigation. From October 31, 2004 through January 31, 2008, we have spent a total of $13,199,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with the Law Firms in the SCO Litigation. In light of the Chapter 11 filings, the payment of fees under the Engagement Agreement to the Law Firms (other than Berger Singerman P.A.) is subject to Bankruptcy Court approval.
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
          Factors that may affect our results include:
•	our ability to operate effectively under Chapter 11 protection and changes in business attitudes toward UNIX as a viable operating system compared to other competing operating systems, especially Linux, as well as the possibility that the automatic stay triggered by our Chapter 11 filing will be lifted or modified, and a constructive trust will be imposed upon our cash in a significant amount or the failure to confirm our reorganization plan;

•	the outcome of pending litigation with Novell and pending motions for summary judgment in our lawsuit with IBM and Novell, adverse rulings relating to IBM’s and Novell’s counterclaims, and results of, developments in, or costs of the SCO Litigation as well as adverse publicity regarding our business and the SCO Litigation;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•	the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	the contingency and other costs we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights;

•	changes in attitudes of customers and partners due to the decline in our UNIX business and our position against the inclusion of our UNIX code and derivative works in Linux; and

•	the activities of short sellers.
          We also experience fluctuations in operating results in interim periods in Europe and the Asia Pacific regions due to seasonal slowdowns and economic conditions in these areas. Seasonal slowdowns in these regions typically occur during the summer months.
          As a result of the factors listed above and elsewhere, it is possible that our results of operations may be below the expectations of public market analysts and investors in any particular period. This could cause our stock price to decline. If revenues falls below our expectations, and we are unable to quickly reduce our spending in response, our operating results will be lower than expected. Our stock price may fall in response to these events.
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
          We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During October 2006, and in January 2008, we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team. For a discussion of the risks we face in attracting and retaining employees due to our Chapter 11 filing, see “A long period of operating under Chapter 11 may harm our business.”
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
          Our future success may depend in part on our ability to continue to meet the increasing needs of our customers by supporting existing and emerging technologies. If we do not have the resources to enhance our products to meet these evolving needs, we may not remain competitive and be able to sustain our business. Additionally, because technological advancement in the UNIX operating system market and alternative operating system markets is progressing at an advanced pace, we will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with these developments, evolving industry standards, changing customer requirements and keeping current on certifications. Our failure to meet any of these and other competitive pressures may render our existing products and services obsolete, which would have an adverse impact on our revenues and operations.
          The success of our UNIX business will depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. If this trend continues, our competitive position will be adversely impacted and our future revenues from our UNIX business will decline. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us for any reason, including our SCO Litigation.
If the market for UNIX continues to contract, our business will be harmed.
          Our revenues from the sale of UNIX products have declined over the last several years. This decrease in revenues has been attributable primarily to increased competition from other operating systems, particularly Linux, and from the negative publicity we have received from the SCO Litigation. Our sales of UNIX products and services are primarily to existing customers. If the demand for UNIX products continues to decline, and we are unable to develop UNIX products and services that successfully address a market demand, our UNIX revenues will continue to decline, industry participants may not certify to our operating system and products, we may not be able to attract new customers or retain existing customers and our business and results of operations will be adversely affected. Additionally, with the recent adverse summary judgment rulings in our lawsuit with Novell and our entry into Chapter 11, customers may likely determine to no longer buy our products and services. Because of the long adoption cycle for operating system purchases and the long sales cycle of our operating system products, we may not be able to reverse these revenue declines quickly.
We may lose the support of industry partners leading to an accelerated decline in our UNIX products and services revenues.
          The decline in our UNIX business, the recent rulings in our lawsuit with Novell and our filing for protection under Chapter 11 may cause industry partners, developers, customers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an increased decline in our UNIX products and services revenues and would adversely impact our results of operations and liquidity.
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
          During the three months ended April 30, 2004, our India office was assessed withholding taxes by the Government of India Income Tax Department. The Tax Department assessed a 15% withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenues under the Income Tax Act. We have filed an appeal with the Tax Department and believe that revenues from our packaged software does not qualify for royalty treatment and therefore would not be subject to withholding tax. However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts.

Because of our international operations, we may be subject to additional withholding or other taxes from other international jurisdictions.
We have lost our listing on the Nasdaq Capital Market as a result of our bankruptcy filing and the loss of our listing has made our stock significantly less liquid and has significantly reduced its value.
          As a result of our having filed for protection under Chapter 11 of the U.S. Bankruptcy Code, Nasdaq has used its authority under Marketplace Rules 4300, 4450(f) and IM-4300 to delist our securities from The Nasdaq Capital Market.
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
          As of February 29, 2008, we have issued outstanding options to purchase up to approximately 4,463,000 shares of common stock with an average exercise price of $3.58 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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
ITEM 5. OTHER INFORMATION
          The Company entered into a second amendment to a lease with GRE Mountain Heights Property LLC for its leased facility in Murray Hill, New Jersey on December 28, 2007. The lease is for 11,183 rentable square feet. The lease is noncancelable and expires December 31, 2010. The lease is a fixed rate lease calling for monthly lease payments of $34,737 for each of the first three months of the lease, decreasing to $28,292 for each month, thereafter.
          The Company entered into a fifth amendment to its sublease agreement with Canopy Properties, Inc. for its lease facility in Lindon, Utah on December 14, 2007. The lease is for 11,480 rentable square feet. The lease expires December 31, 2008. The monthly lease payment is $21,047.

ITEM 6. EXHIBITS
(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7	Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.1	Second Amendment To Lease Dated December 28, 2007 for lease of Murray Hill, New Jersey facility.

10.2	Fifth Amendment To Sublease Agreement Dated December 14, 2007 for lease of corporate facilities Lindon, Utah.

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7. SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2008	THE SCO GROUP, INC.
	By:	/s/ Kenneth R. Nielsen
Kenneth R. Nielsen
Duly Authorized Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7	Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.1	Second Amendment To Lease Dated December 28, 2007 for lease of Murray Hill, New Jersey facility.

10.2	Fifth Amendment To Sublease Agreement Dated December 14, 2007 for lease of corporate facilities Lindon, Utah.

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.