Form 10-Q
period 2008-04-30
SCO GROUP INC
filed 2008-06-16
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES ☐ NO ☑
As of June 9, 2008, there were 21,886,288 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	April 30,	October 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,162	$5,554
Restricted cash	3,131	3,099
Accounts receivable, net of allowance for doubtful accounts of $199 and $85, respectively	2,738	3,365
Prepaid reorganization expenses	475	137
Other	935	1,298

Total current assets	10,441	13,453

PROPERTY AND EQUIPMENT:
Computer and office equipment	1,704	2,006
Leasehold improvements	233	268
Furniture and fixtures	60	66

	1,997	2,340
Less accumulated depreciation and amortization	(1,767)	(1,981)

Net property and equipment	230	359

OTHER ASSETS	486	497

Total assets	$11,157	$14,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$262	$252
Payable to Novell, Inc.	1,268	1,148
Accrued payroll and benefits	1,276	1,370
Accrued liabilities	615	1,110
Accrued reorganization expenses	803	253
Deferred revenues	1,920	2,044
Royalties payable	116	123
Income taxes payable	854	708

Total current liabilities	7,114	7,008

LONG-TERM LIABILITIES	182	182
LIABILITIES SUBJECT TO COMPROMISE	3,239	3,365

Total liabilities	10,535	10,555

COMMITMENTS AND CONTINGENCIES (Notes 1,3 and 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value: 45,000 shares authorized, 21,886 and 21,782 shares outstanding, respectively	22	22
Additional paid-in capital	263,533	262,659
Common stock held in treasury; 297 shares outstanding	(2,446)	(2,446)
Warrants outstanding	356	856
Accumulated other comprehensive income	1,081	1,029
Accumulated deficit	(261,924)	(258,366)

Total stockholders’ equity	622	3,754

Total liabilities and stockholders’ equity	$11,157	$14,309

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
REVENUES:
Products	$3,048	$4,895	$7,087	$9,761
SCOsource	—	—	—	23
Services	613	1,119	1,446	2,245

Total revenues	3,661	6,014	8,533	12,029

COST OF REVENUES:
Products	186	335	474	712
SCOsource	333	1,066	600	1,720
Services	283	546	714	1,105

Total cost of revenues	802	1,947	1,788	3,537

GROSS MARGIN	2,859	4,067	6,745	8,492

OPERATING EXPENSES:
Sales and marketing	2,124	2,393	4,865	4,833
General and administrative	1,273	1,351	2,197	2,674
Research and development	931	1,554	2,204	3,313

Total operating expenses	4,328	5,298	9,266	10,820

LOSS FROM OPERATIONS	(1,469)	(1,231)	(2,521)	(2,328)

EQUITY IN INCOME (LOSS) OF AFFILIATE	—	64	(11)	106

OTHER INCOME (EXPENSE):
Reorganization expense	(635)	—	(1,479)	—
Interest income	34	125	101	239
Other income (expense), net	46	(20)	509	9

Total other income (expense), net	(555)	105	(869)	248

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,024)	(1,062)	(3,401)	(1,974)

PROVISION FOR INCOME TAXES	(46)	(81)	(157)	(193)

NET LOSS	$(2,070)	$(1,143)	$(3,558)	$(2,167)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.05)	$(0.16)	$(0.10)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,589	21,233	21,574	21,209

OTHER COMPREHENSIVE LOSS:
Net loss	$(2,070)	$(1,143)	$(3,558)	$(2,167)
Foreign currency translation adjustment	22	9	52	33

COMPREHENSIVE LOSS	$(2,048)	$(1,134)	$(3,506)	$(2,134)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,558)	$(2,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	352	1,011
Depreciation and amortization	117	167
Loss on disposition and write-downs of long-lived assets	19	35
Equity in income (loss) of affiliate	11	(106)
Reorganization expense	1,479	—
Changes in operating assets and liabilities:
Restricted cash	88	1,652
Accounts receivable, net	627	803
Other current assets	363	245
Accounts payable	10	(471)
Accrued payroll and benefits	(94)	(648)
Accrued liabilities	(495)	(555)
Deferred revenue	(124)	126
Royalties payable	(7)	(90)
Income taxes payable	146	(49)
Long-term liabilities	—	(3)
Liabilities subject to compromise	(126)	—
Payments for reorganization expense	(1,267)	—

Net cash used in operating activities	(2,459)	(50)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(7)	(49)
Proceeds from sale of available-for-sale marketable securities	—	2,249

Net cash (used in) provided by investing activities	(7)	2,200

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock through employee stock purchase program	22	230
Proceeds from exercise of common stock options	—	4

Net cash provided by financing activities	22	234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,444)	2,384
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	52	34
CASH AND CASH EQUIVALENTS, beginning of period	5,554	5,369

CASH AND CASH EQUIVALENTS, end of period	$3,162	$7,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$37	$150
Non cash financing activity — expiration of warrants	$500	$—
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
     The Company incurred a net loss of $3,558,000 for the six months ended April 30, 2008, and during that same period used cash of $2,459,000 in its operating activities. As of April 30, 2008, the Company had a total of $3,162,000 in cash and $3,131,000 in restricted cash, of which $1,739,000 is designated to pay for experts, consultants and other expenses in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), and the remaining $1,392,000 of restricted cash is payable to Novell for its retained binary royalty stream.
     On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others (the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and Santa Cruz (the “APA”), and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post-APA UnixWare derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 and thereafter included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. (A few days before the rescheduled trial Novell reduced the principal amount it was claiming to under $20,000,000.) Novell also sought to impose a constructive trust on the Company’s current funds traceable to the SCOsource agreements at issue, which relief could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well.
     The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. Upon the partial lifting of the automatic stay, the Court scheduled a four-day trial to start on April 29, 2008 on the issues for which the Bankruptcy Court lifted the stay.
     From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees SCO received from the SCOsource agreements and on whether SCO had the authority to enter into those agreements. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to SCO by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated it would attempt to issue a ruling without undue delay. It is unknown when these rulings will be issued.
     It is the Company’s intent to appeal the adverse August 10, 2007 summary judgment ruling as soon as that opportunity is available to the Company. However, the Company must complete further legal proceedings before it can take such an appeal. In the event that any substantial amount of the Company’s assets are frozen or if its assets or resources are further depleted, the Company may not be able to appeal the August 10, 2007 ruling.
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
     The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Absent a significant cash payment to Novell being required by the final resolution for this matter, management believes that the undiscounted future cash flows generated by the Company will be sufficient to recover the carrying values of the Company’s long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amount of the Company’s long-lived assets may not be recovered.
Bankruptcy Filing
     On September 14, 2007, the Company and its wholly owned subsidiary, SCO Operations, Inc. (collectively the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being jointly administered under Case No. 07-11337 (KG). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the filings and will continue their business operations. The Company’s foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
     In connection with the cases, the Debtors filed motions with the Bankruptcy Court requesting, among other things, the ability to maintain their existing bank accounts and cash management systems, permission to pay pre-bankruptcy wage-related items, the establishment of procedures relating to utility providers and authority to employ temporary employees, in an

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
     On February 29, 2008, the Debtors filed their joint Chapter 11 Plan of Reorganization (the “Plan”) and Disclosure Statement in Connection with the Plan (the “Disclosure Statement”). A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding the Debtors’ progress towards a new Memorandum of Understanding (“MOU”) with Stephen Norris Capital Partners, LLC. Therefore, the Debtors indicated that they were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion is scheduled for June 17, 2008. If our motion is denied, creditors may file their own proposed plans of reorganization, which might not provide for as favorable treatment to the Company’s equity securities as the Company plan.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive, or as to the timing of such distributions if any. A plan of reorganization could result in holders of the Company’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of the Company’s equity security holders.
     Under the supervision of the Bankruptcy Court, management may decide to pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.
Going Concern
     The Debtors are operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) reduce payroll and benefits costs and liabilities under the bankruptcy process; (iii) achieve profitability; (iv) achieve sufficient cash flows from operating activities; and

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(v) obtain financing sources to meet the Company’s future obligations. These matters as well as the aforementioned ruling in favor of Novell create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan or reorganization.
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
     Operating results for the six months ended April 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2008.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
     The Company considers an arrangement with payment terms longer than the Company’s normal business practice not to be fixed or determinable and revenue is recognized when the fee becomes due. The Company typically provides stock rotation rights for sales made through its distribution channel and sales to distributors are recognized upon shipment by the distributor to end users. For direct sales not through the Company’s distribution channel, sales are typically non-refundable and non-cancelable and revenue is recognized upon shipment. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $0 and $1,926,000 as of April 30, 2008 and October 31, 2007, respectively. Cash was $3,162,000 and $3,628,000 as of April 30, 2008 and October 31, 2007, respectively. The Company has $100,000 of cash that is federally insured. All remaining amounts of cash and restricted cash as of April 30, 2008 exceed federally insured limits.
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
     Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 4,380,000 and 5,915,000 for the three and six months ended April 30, 2008 and 2007, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
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
     On or about March 6, 2003, the Company notified IBM that IBM was not in compliance with the Company’s UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, the Company sent a similar notice terminating the Sequent source code license. IBM disputes the Company’s right to terminate those licenses. In the event the Company’s termination of those licenses is valid and not ultimately defeated by Novell’s claims, the Company believes IBM is exposed to substantial damages and injunctive

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
relief claims based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against IBM regarding its license breaches.
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
     On December 22, 2005, the Company filed a voluminous report detailing IBM’s misuse of the Company’s proprietary material (the “December 2005 Submission”). The Company’s December 2005 Submission included 293 total disclosures, which the Company claims violate its contractual rights and copyrights. The December 2005 Submission and the disclosures identified therein are the result of analysis by experienced outside technical consultants.
     On February 13, 2006, IBM filed a motion with the Court seeking to limit the Company’s claims as set forth in the December 2005 Submission. IBM argued that, of the 293 items the Company had identified, 201 did not meet the level of specificity required by the Court. IBM requested that the Company be limited to 93 items set forth in the December 2005 Submission, which IBM claimed meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the technology disclosures identified in the December 2005 Submission. This ruling is a limitation on the number of technology disclosures the Company made in its December 2005 Submission, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the Court; those objections challenged the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the Court affirmed the Magistrate Judge’s order of June 28, 2006. The Company filed a motion to reconsider the Court’s ruling and a motion to amend the December 2005 Submission. The District Judge has not ruled on these motions.
     On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the December 2005 Submission. In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 2005 Submission and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. The Company filed objections to that ruling with the Court. The District Judge has not ruled on these objections.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
     Proceedings in the SCO v. IBM matter were automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007.
Novell, Inc.
     On January 20, 2004, the Company filed suit in Court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to the Company’s UNIX source code and derivative works and the Company’s UnixWare product. The case is pending in the Court under the caption, The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139. In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages. Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that the Company believes Novell has wrongfully registered, to prevent Novell from claiming any ownership interest in those copyrights, and to require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.
     Novell filed two motions to dismiss claiming, among other things, that Novell’s false statements were not issued with malice and are privileged under the law. The Court denied both motions. On July 29, 2005, Novell filed its answer and counterclaims against the Company, asserting counterclaims for the Company’s alleged breaches of the 1995 Asset Purchase Agreement between Novell and the Company’s predecessor-in-interest, The Santa Cruz Operation (the “APA”), for slander of title, restitution/unjust enrichment, an accounting related to Novell’s retained interest in SRVx royalties, and for declaratory relief regarding Novell’s alleged rights under the APA. On or about December 30, 2005, the Company filed a motion for leave to amend its complaint to assert additional claims against Novell including copyright infringement, unfair competition and a breach of Novell’s limited license to use the Company’s UNIX code. Novell consented to the Company’s filing of these additional claims.
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and its subsidiary SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration. Through these proceedings, Novell claims that the Company granted SuSE the right to use UNIX intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and that, through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the District Court ordered that portions of claims related to SuSE should be stayed pending the arbitration but that the other portions of claims in the case should proceed.
     The three-person arbitration panel has been selected for the SuSE arbitration but that process has been stayed by the Bankruptcy Court in Delaware, as explained below.
     In September 2006, Novell filed an Amended Counterclaim asserting nine claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting and for a constructive trust over certain revenue the Company collected from Sun and Microsoft in 2003. In September 2006, Novell also filed a motion for

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
summary judgment or a preliminary injunction, asking the Court to rule that Novell was entitled to that revenue under the APA. The Company opposed the motion and filed a cross-motion for summary judgment or partial summary judgment. Those motions were argued before the Court on January 23, 2007.
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
     On April 9, 2007, the Company filed a Motion for Partial Summary Judgment on Its First, Second, and Fifth Causes of Action and for Summary Judgment on Novell’s First Counterclaim, arguing that Novell transferred the UNIX and UnixWare copyrights under the plain language of the amended Asset Purchase Agreement, as confirmed by testimony of at least nine witnesses, including Novell’s own CEO at the time of the Agreement. On April 20, 2007, Novell filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and UnixWare copyrights under the APA, that the Company did not meet its burden of establishing special damages on its slander of title claim, and that the portion of the Company’s contract and unfair-competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. On May 31 and June 4, 2007, the Court heard oral argument on these motions and the pending motion and cross-motion for summary judgment on Novell’s Fourth Counterclaim, taking the motions under advisement.
     On August 10, 2007, the Court ruled in favor of Novell on several of the summary judgment motions that were pending. The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the APA and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court also ruled that the Company owns the copyrights to post-APA UnixWare derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 and thereafter included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. (A few days before the rescheduled trial Novell reduced the principal amount it was claiming to under $20,000,000.) Novell also sought to impose a constructive trust on the Company’s current funds traceable to the SCOsource agreements at issue, which relief could result in a freeze of the Company’s assets, and the Court indicated that it would address that issue as well.
     The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the automatic stay applies to the SuSE arbitration proceeding pending in Europe. As described above and below, upon the partial lifting of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court lifted the stay, which started on April 29, 2008 and concluded on May 2, 2008.
     On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether the Company had the authority to enter into the SCOsource licenses. The parties have fully briefed the motion, and the Court has set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, the Company filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which the Company argues, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008. The Court has not ruled on these motions.
     From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees SCO received from the SCOsource agreements and on whether SCO had the authority to enter into those agreements, as explained above. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to SCO by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated it would attempt to issue a ruling without undue delay. It is unknown when these rulings will be issued.
IPO Class Action Matter
     The Company is an issuer defendant in a series of class action lawsuits involving over 300 issuers that have been consolidated under In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The consolidated complaint alleges, among other things, certain improprieties regarding the underwriters’ conduct during the Company’s initial public offering and the failure to disclose such conduct in the registration statement in violation of the Securities Act of 1933, as amended. Class standing was certified for all of these cases by the United States District Court for the Southern District of New York (the “District Court of New York”).
     The plaintiffs, the issuers and the insurance companies negotiated and executed an agreement to settle the dispute between the plaintiffs and the issuers. While the settlement agreement was awaiting approval by the district court, the court of appeals overturned the class certification on December 5, 2006. It is unlikely a settlement of a class action can remain effective as the class is de-certified. If the decision by the court of appeals is not reversed, the Company does not believe the settlement will stand, and it is possible the lawsuit may fragment into individual actions. At this time, the Company does not know and cannot predict the legal or procedural results of such an action. If the de-certification is reversed, and if thereafter the settlement agreement is approved by the District Court of New York, and if no cross-claims, counterclaims or third-party claims are later asserted, this action will be dismissed with respect to the Company and its directors. If the settlement agreement is not approved by the District Court

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
of New York, the matter will continue unless another settlement agreement is reached. Plaintiffs have filed a second amended complaint.
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
Red Hat, Inc.
     On August 4, 2003, Red Hat, Inc. filed a complaint against the Company. The action is pending in the United States District Court for the District of Delaware (the “District Court of Delaware”) under the case caption, Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the District Court of Delaware denied the Company’s motion to dismiss this case; however, the District Court of Delaware stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the District Court of Delaware denied on March 31, 2005. This matter was also automatically stayed upon the Company’s filing its Chapter 11 petitions. In the event that the stay is lifted, including the bankruptcy stay, and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat. The Company intends to vigorously defend this action.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
     The effect of accounting for stock-based awards under SFAS No. 123(R) for the three months ended April 30, 2008 and 2007 was to record $238,000 and $535,000, respectively, of stock-based compensation expense. For the six months ended April 30, 2008 and 2007, $352,000

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and $1,011,000, respectively, of stock-based compensation expense was recorded. For the three and six months ended April 30, 2008 and 2007, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
		(In thousands)
Cost of products	$2	$3	$2	$3
Cost of SCOsource	66	74	100	144
Cost of services	7	14	13	17
Sales and marketing	56	107	85	218
Research and development	13	54	25	97
General and administrative	94	283	127	532

Total stock-based compensation	$238	$535	$352	$1,011

     With respect to stock options granted during the three and six months ended April 30, 2008 and 2007, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Risk-free interest rate	3.0%	4.6%	2.9%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	353.3%	87.2%	340.2%	86.6%
Expected exercise life (in years)	5.6	5.0	5.5	5.0
     The estimated fair value of stock options are amortized over the vesting period of the award.
     During the six months ended April 30, 2008, the Company granted options to purchase approximately 60,000 shares of common stock with an average exercise price of $0.08 per share. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the six months ended April 30, 2008, no options to purchase common stock were exercised. As of April 30, 2008, there were approximately 4,355,000 stock options outstanding with a weighted average exercise price of $3.38 per share.
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

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended April 30, 2008
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$3,661	$—	$3,661
Cost of revenues	469	333	802

Gross margin (deficit)	3,192	(333)	2,859

Sales and marketing	2,124	—	2,124
Research and development	931	—	931
General and administrative	1,273	—	1,273

Total operating expenses	4,328	—	4,328

Loss from operations	$(1,136)	$(333)	$(1,469)

	Three Months Ended April 30, 2007
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$6,014	$—	$6,014
Cost of revenues	881	1,066	1,947

Gross margin (deficit)	5,133	(1,066)	4,067

Sales and marketing	2,393	—	2,393
Research and development	1,554	—	1,554
General and administrative	1,351	—	1,351

Total operating expenses	5,298	—	5,298

Loss from operations	$(165)	$(1,066)	$(1,231)

	Six Months Ended April 30, 2008
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$8,533	$—	$8,533
Cost of revenues	1,188	600	1,788

Gross margin (deficit)	7,345	(600)	6,745

Sales and marketing	4,865	—	4,865
Research and development	2,204	—	2,204
General and administrative	2,197	—	2,197

Total operating expenses	9,266	—	9,266

Loss from operations	$(1,921)	$(600)	$(2,521)

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended April 30, 2007
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$12,006	$23	$12,029
Cost of revenues	1,817	1,720	3,537

Gross margin (deficit)	10,189	(1,697)	8,492

Sales and marketing	4,833	—	4,833
Research and development	3,313	—	3,313
General and administrative	2,674	—	2,674

Total operating expenses	10,820	—	10,820

Loss from operations	$(631)	$(1,697)	$(2,328)

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
     The MOU is not a definitive agreement. It is a non-binding summary of the intentions of the parties and is subject to change. As such, the MOU, the plan of reorganization and the transactions they contemplate are subject to various changes and conditions precedent, including: (1) SNCP’s due diligence and (2) the Bankruptcy Court’s approval. A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding the Company’s progress towards a new MOU with SNCP. Therefore, the Company indicated that it was not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU. On May 12, 2008, the Company filed a motion seeking an extension of its exclusive periods to submit and solicit acceptances of a plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion is scheduled for June 17, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and Part II, Item 1A – Risk Factors and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2007 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three and six months ended April 30, 2008 and 2007. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Recent Developments
     Novell, Inc. Ruling. On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell and IBM cases, and possibly others (the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and the Santa Cruz operations (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court also ruled that we own the copyrights to post APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. (A few days before the rescheduled trial Novell reduced the principal amount it was claiming to under $20,000,000.) Novell also sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court in Delaware also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe. Upon the partial lifting of the automatic stay, the Court scheduled a four-day trial to start on April 29, 2008 on the issues for which the Bankruptcy Court lifted the stay.
     From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and on whether we had the authority to enter into those agreements, as explained above. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated it would attempt to issue a ruling without undue delay. It is unknown when these rulings will be issued.

     It is our intent to appeal the adverse August 10, 2007 summary judgment rulings as soon as that opportunity is available to us. However, we complete further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the August 10, 2007 rulings.
     Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. As a result of both the Court’s August 10, 2007 order and our entry into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern.
     Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. Absent a significant cash payment to Novell being required by the final resolution for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered (which totaled $230,000 as of April 30, 2008). The Bankruptcy Court in Delaware has ruled that it will retain jurisdiction over the constructive trust issue but lifted the stay to allow Novell’s claims for amounts due under the SCOsource agreements and our authority to enter into those licenses to go to trial in the Court. A four-day bench trial was held on the issues on April 29, 2008 through May 2, 2008 in the Court. Novell has determined to file a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses. The Court scheduled oral argument on this and any other pending summary judgment motions for April 30, 2008. We have also filed a motion for judgment on the pleadings arguing that Novell cannot, under the law and its own version of the facts, claim that the SCOsource licenses and agreements were not authorized and also claim that it is entitled to the royalties or fees obtained from those licenses. That motion is also being briefed by the parties.
     We intend to maintain business operations throughout the reorganization process. Subject to the Bankruptcy Court’s approval, we will use our cash, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
     Bankruptcy Filing. On September 14, 2007, The SCO Group, Inc. (the “Company”) and its wholly owned subsidiary, SCO Operations, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338(KG). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and will continue their business operations. Our foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.
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

     On February 13, 2008, we entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby SNCP agreed to provide financing to fund our plan of reorganization filed on February 29, 2008 in the Company’s Chapter 11 bankruptcy case presently pending in the United States Bankruptcy Court for the District of Delaware, In re: The SCO Group, Inc, Case No. 07-11337(KG). On the same day, we filed our disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
     The MOU is not a definitive agreement. It is a non-binding summary of the intentions of the parties and is subject to change. As such, the MOU, our plan of reorganization and the transactions they contemplate are subject to various changes and conditions precedent, including: (1) SNCP’s due diligence and (2) the Bankruptcy Court’s approval. A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding our progress towards a new MOU with SNCP. Therefore, we indicated that we were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
     On May 12, 2008, we filed a motion seeking an extension of our exclusive periods to submit and solicit acceptances of a plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion is scheduled for June 17, 2008. If our motion is denied, creditors may file their own proposed plans of reorganization. The plans of reorganization proposed by creditors may be less favorable to our stockholders.
     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements, in the ordinary course of business, or, if outside the ordinary course of business, subject to Bankruptcy Court approval.
     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery by creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive, or as to the timing of any such distributions. A plan of reorganization could result in holders of our stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.
     Under the supervision of the Bankruptcy Court, we may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and our stockholders, including asset sales or strategic partnerships.
     Reduction in Force. On January 31, 2008, in an effort to reduce ongoing operating expenses and conform our business to our current objectives and opportunities, we began the implementation of a reduction in force. We reduced our workforce by 25 positions or a reduction of approximately 21% of our total workforce and this reduction was completed in April 2008. We incurred approximately $350,000 in severance and termination costs associated with this reduction in force. We believe that this reduction in force will allow us to continue to focus on and serve our UNIX customer base and to deliver on key opportunities with our mobility products and services.
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
     The following table shows the operating results of the UNIX business for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$3,661	$6,014	$8,533	$12,006
Cost of revenue	469	881	1,188	1,817

Gross margin	3,192	5,133	7,345	10,189

Sales and marketing	2,124	2,393	4,865	4,833
General and administrative	1,273	1,351	2,197	2,674
Research and development	931	1,554	2,204	3,313

Total operating expenses	4,328	5,298	9,266	10,820

Loss from operations	$(1,136)	$(165)	$(1,921)	$(631)

     Revenue from the UNIX business decreased by $2,353,000, or 39%, for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 and revenue from the UNIX business decreased by $3,473,000, or 29%, for the six months ended April 30, 2008 compared to the six months ended April 30, 2007. The revenue from this business has been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux. We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating costs for the UNIX business decreased from $5,298,000 for the three months ended April 30, 2007 to $4,328,000 for the three months ended April 30, 2008 and operating costs for the UNIX business decreased from $10,820,000 for the six months ended April 30, 2007 to$9,266,000 for the six months ended April 30, 2008. These decreases were primarily attributable to reduced headcount and related costs as well as not incurring amortization expense from intangible assets due to the fact that they became fully amortized during the three months ended October 31, 2006.
     The decline in our UNIX business revenue will continue to be accelerated if industry partners continue to withdraw their support for our products. The decline in our UNIX business and our SCOsource business may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in revenue and an increase in negative cash flows from our UNIX business.
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
     In an effort to establish, protect and defend our UNIX intellectual property rights, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property rights. We expect that costs and expenses for this business for the year ending October 31, 2008 will continue to be significant.
     The following table shows the operating results of the SCOsource business for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$—	$—	$—	$23
Cost of revenue	333	1,066	600	1,720

Gross deficit	(333)	(1,066)	(600)	(1,697)

Sales and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	—	—	—	—
Amortization of intangibles	—	—	—	—

Total operating expenses	—	—	—	—

Loss from operations	$(333)	$(1,066)	$(600)	$(1,697)

     Revenue from our SCOsource business was $0 for the three months ended April 30, 2007 and April 30, 2008. Revenue decreased from $23,000 for the six months ended April 30, 2007 to $0 for the six months ended April 30, 2008. Revenue in the above mentioned periods was primarily attributable to sales of our SCOsource IP agreements.
     Cost of revenue, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, decreased from $1,066,000 for the three months ended April 30, 2007 to $333,000 for the three months ended April 30, 2008 and decreased from $1,720,000 for the six months ended April 30, 2007 to $600,000 for the six months ended April 30, 2008. The decreases in cost of revenue were primarily attributable to significant decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation. In addition to the expenses incurred above, we may pay one or more contingency fees upon certain amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consultants is difficult to predict, it is therefore difficult to predict the total cost of this revenue for the upcoming quarters.
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
     We recognize product revenues from OEMs when the software is sold by the OEM to an end-user customer. Revenues from technical support services and consulting services are recognized as the related services are performed. Revenues for maintenance are recognized ratably over the maintenance period.
     We consider an arrangement with payment terms longer than our normal business practice not to be fixed or determinable and revenue is recognized when the fee becomes due. We typically provide stock rotation rights for sales made through our distribution channel and sales to distributors are recognized upon shipment by the distributor to end users. For direct sales not through our distribution channel, sales are typically non-refundable and non-cancelable and revenue is recognized upon shipment. We estimate our product returns based on historical experience and maintain an allowance for estimated returns, which is recorded as a reduction to accounts receivable and revenue.
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
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectability. Our policies for determining allowances for doubtful accounts receivable have been applied consistently. Our allowance for doubtful accounts receivable was $199,000 as of April 30, 2008. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
     The following table presents our results of operations for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Products	$3,048	$4,895	$7,087	$9,761
SCOsource licensing	—	—	—	23
Services	613	1,119	1,446	2,245

Total revenue	3,661	6,014	8,533	12,029

Cost of revenue:
Products	186	335	474	712
SCOsource licensing	333	1,066	600	1,720
Services	283	546	714	1,105

Total cost of revenue	802	1,947	1,788	3,537

Gross margin	2,859	4,067	6,745	8,492

Operating expenses:
Sales and marketing	2,124	2,393	4,865	4,833
General and administrative	1,273	1,351	2,197	2,674
Research and development	931	1,554	2,204	3,313

Total operating expenses	4,328	5,298	9,266	10,820

Loss from operations	(1,469)	(1,231)	(2,521)	(2,328)

Equity in income (loss) of affiliate	—	64	(11)	106
Other income (expense), net	(555)	105	(869)	248
Provision for income taxes	(46)	(81)	(157)	(193)

Net loss	$(2,070)	$(1,143)	$(3,558)	$(2,167)

THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007
Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Revenue	$3,661	(39)%	$6,014

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Revenue	$8,533	(29)%	$12,029

     Revenue for the three months ended April 30, 2008 decreased by $2,353,000, or 39%, from the three months ended April 30, 2007 and revenue for the six months ended April 30, 2008 decreased by $3,496,000, or 29%, from the six months ended April 30, 2007. These decreases were primarily attributable to a continued decline in our UNIX business as a result of the factors described below.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
UNIX revenue	$3,661	(39)%	$6,014
Percentage of total revenue	100%		100%
SCOsource revenue	$—	n/a	$—
Percentage of total revenue	0%		0%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
UNIX revenue	$8,533	(29)%	$12,006
Percentage of total revenue	100%		100%
SCOsource revenue	$—	n/a	$23
Percentage of total revenue	0%		0%
     The decrease in revenue in the UNIX business of $2,353,000, or 39%, for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 and the decrease in revenue in the UNIX business of $3,473,000, or 29%, for the six months ended April 30, 2008 compared to the six months ended April 30, 2007 was primarily attributable to continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing Chapter 11 bankruptcy. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenues because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2008 our UNIX revenues will decline from UNIX revenues generated in the year ended October 31, 2007 as a result of this continued competition and negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy.
     Sales of our UNIX products and services during the three and six months ended April 30, 2008 and 2007 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (i) we are not successful with our existing customers, (ii) we lose the support of any of our existing hardware and software vendors, or (iii) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.

Products Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Products revenue	$3,048	(38)%	$4,895
Percentage of total revenue	83%		81%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Products revenue	$7,087	(27)%	$9,761
Percentage of total revenue	83%		81%
     Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.
     The decrease in products revenue of $1,847,000, or 38%, for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 and the decrease in products revenue of $2,674,000, or 27%, for the six months ended April 30, 2008 compared to the six months ended April 30, 2007 was primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy, which have adversely impacted and delayed our customers’ buying decisions. We believe that this competition from Linux will continue for the year ending October 31, 2008 and future periods.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
OpenServer revenue	$1,843	(40)%	$3,090
Percentage of products revenue	60%		63%
UnixWare revenue	$917	(22)%	$1,177
Percentage of products revenue	30%		24%
Other products revenue	$288	(54)%	$628
Percentage of products revenue	10%		13%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
OpenServer revenue	$4,781	(21)%	$6,067
Percentage of products revenue	67%		62%
UnixWare revenue	$1,769	(33)%	$2,649
Percentage of products revenue	25%		27%
Other products revenue	$537	(49)%	$1,045
Percentage of products revenue	8%		11%
     The decrease in revenue for OpenServer and UnixWare for the three and six months ended April 30, 2008 compared to the three and six months ended April 30, 2007 is primarily the result of continued competition, particularly from Linux operating system providers, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. The decrease in other products revenues is primarily attributed to decreased sales of UNIX-related products and decreased sales of product maintenance, which is sold separately from the product.
SCOsource Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
SCOsource revenue	$—	n/a	$—

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
SCOsource revenue	$—	n/a	$23
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource revenue was $0 for the three months ended April 30, 2008 and April 30, 2007 and was $0 for the six months ended April 30, 2008 compared to $23,000 for the six months ended April 30, 2007. Revenues were primarily attributable to sales of our SCOsource agreements.
     We are unable to predict the amount and timing of future SCOsource revenue, and if generated, the revenue will be sporadic and dependent on the outcome of the SCO Litigation.
Services Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Services revenue	$613	(45)%	$1,119
Percentage of total revenue	17%		19%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Services revenue	$1,446	(36)%	$2,245
Percentage of total revenue	17%		19%
     Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $506,000, or 45%, for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 and the decrease in services revenue of $799,000, or 36%, for the six months ended April 30, 2008 compared to the six months ended April 30, 2007 was primarily attributable to the renewal of fewer support and engineering services contracts.
     The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Cost of products revenue	$186	(44)%	$335
Percentage of products revenue	6%		7%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Cost of products revenue	$474	(33)%	$712
Percentage of products revenue	7%		7%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $149,000, or 44%, for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 and decreased by $238,000, or 33%, for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007. The decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.
Cost of SCOsource Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Cost of SCOsource revenue	$333	(69)%	$1,066

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Cost of SCOsource revenue	$600	(65)%	$1,720
     Cost of SCOsource revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource revenue decreased by $733,000, or 69%, during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 and decreased by $1,120,000, or 65%, for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007. The decrease in cost of SCOsource revenue was primarily attributable to decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters. We will continue to make payments for technical, damage and industry experts, consultants and for other fees. Future legal fees may include contingency payments made to the law firms as a result of a settlement, judgment, or sale of our Company, which could cause the cost of SCOsource revenue for the three months ending July 31, 2008 or for future periods to be higher than the costs incurred for the three months ended April 30, 2008.
Cost of Services Revenue

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Cost of services revenue	$283	(48)%	$546
Percentage of services revenue	46%		49%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Cost of services revenue	$714	(35)%	$1,105
Percentage of services revenue	49%		49%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $263,000, or 48%, for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 and decreased by $391,000, or 35%, for the six months ended April 30, 2008 compared to the six months ended April 30, 2007. These decreases were primarily attributable to a reduction of employee and employee-related costs.

Sales and Marketing

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Sales and marketing expenses	$2,124	(11)%	$2,393
Percentage of total revenue	58%		40%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Sales and marketing expenses	$4,865	1%	$4,833
Percentage of total revenue	57%		40%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses of $269,000, or 11%, for the three months ended April 30, 2008 compared with the three months ended April 30, 2007 and the increase of $32,000, or 1%, for the six months ended April 30, 2008 compared with the six months ended April 30, 2007 was primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue, offset by an increase in severance and termination costs. Included in sales and marketing expenses for the three months ended April 30, 2008 and 2007 was $56,000 and $107,000, respectively, for stock-based compensation. Included in sales and marketing expenses for the six months ended April 30, 2008 and 2007 was $85,000 and $218,000, respectively, for stock-based compensation.
     For the three months ending July 31, 2008, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended April 30, 2008.
Research and Development

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Research and development expenses	$931	(40)%	$1,554
Percentage of total revenue	25%		26%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Research and development expenses	$2,204	(33)%	$3,313
Percentage of total revenue	26%		28%

     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $623,000, or 40%, for the three months ended April 30, 2008 compared with the three months ended April 30, 2007 and decreased by $1,109,000, or 33%, for the six months ended April 30, 2008 compared with the six months ended April 30, 2007. The decrease in research and development expenses was primarily attributable to reduced employee and employee-related costs. Included in research and development expenses for the three months ended April 30, 2008 and 2007 was $13,000 and $54,000, respectively, of stock-based compensation. Included in research and development expenses for the six months ended April 30, 2008 and 2007 was $25,000 and $97,000, respectively, for stock-based compensation.
General and Administrative

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
General and administrative expenses	$1,273	(6)%	$1,351
Percentage of total revenue	35%		22%

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
General and administrative expenses	$2,197	(18)%	$2,674
Percentage of total revenue	26%		22%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expenses decreased by $78,000, or 6%, during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 and decreased by $477,000, or 18%, during the six months ended April 30, 2008 as compared to the six months ended April 30, 2007. The decrease in general and administrative expenses was primarily attributable to decreased professional services costs and reduced stock-based compensation expenses. Included in general and administrative expenses for the three months ended April 30, 2008 and 2007 was $94,000 and $283,000, respectively, of stock-based compensation. Included in general and administrative expenses for the six months ended April 30, 2008 and 2007 was $127,000 and $532,000, respectively, for stock-based compensation.
Equity in Income (Loss) of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of April 30, 2008, the carrying value of our investment of $486,000 was for our 30% ownership in a Chinese company.

Reorganization items

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Reorganization items	$635	n/a	$—

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Reorganization items	$1,479	n/a	$—
     Reorganization expense consists of legal and professional fees associated with our Chapter 11 bankruptcy and development of a reorganization plan.
Other Income (Expense), net
     Other income (expense) consisted of the following components for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Interest income	$34	(73)%	$125
Other income (expense), net	46	n/a	(20)

Total	$80		$105

	Six Months Ended April 30,
	2008	Change	2007
	(Dollars in thousands)
Interest income	$101	(58)%	$239
Other income (expense), net	509	n/a	9

Total	$610		$248

     Interest income decreased by $91,000 for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 and decreased by $138,000 for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
     Other income (expense), net, increased $66,000 for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 and increased $500,000 for the six months ended April 30, 2008 as compared to the six months ended April 30, 2007. The six month increase was primarily attributable to a realized gain as a result of a sale of intellectual property and an increase in realized gains as a result of changes in foreign currency rates and balances.
Provision for Income Taxes
     The provision for income taxes was $46,000 for the three months ended April 30, 2008 and $81,000 for the three months ended April 30, 2007 and was $157,000 for the six months ended April 30, 2008 and $193,000 for the six months ended April 30, 2007. Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.

Liquidity and Capital Resources
     Our cash and cash equivalents balance decreased from $5,554,000 as of October 31, 2007 to $3,162,000 as of April 30, 2008. As of April 30, 2008, we also had $3,131,000 of restricted cash, of which $1,739,000 is set aside to cover expert and other costs related to the SCO Litigation and $1,392,000 is set aside for royalties payable to Novell.
     We intend to use the cash as of April 30, 2008 to run our UNIX business and pursue the SCO Litigation, and believe that we have sufficient liquidity resources to fund our operations through at least October 31, 2008.
     Our net cash used in operating activities during the six months ended April 30, 2008 was $2,459,000 and was attributable to a net loss of $3,558,000, non-cash items of $499,000 and changes in operating assets and liabilities of $600,000.
     Our net cash used in operating activities during the six months ended April 30, 2007 was $50,000 and was attributable to a net loss of $2,167,000, non-cash items of $1,107,000 and changes in operating assets and liabilities of $1,010,000.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the six months ended April 30, 2008, cash used in investing activities was $7,000, which was for the purchases of equipment.
     During the six months ended April 30, 2007, cash provided by investing activities was $2,200,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $2,249,000, offset by purchases of equipment of $49,000.
     Our financing activities provided $22,000 during the six months ended April 30, 2008 which were generated from proceeds received from the sale of common stock through our employee stock purchase plan.
     Our financing activities provided $234,000 of cash during the six months ended April 30, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $4,000 and proceeds of $230,000 received from the sale of common stock through our employee stock purchase plan.
     Our net accounts receivable balance decreased from $3,365,000 as of October 31, 2007 to $2,738,000 as of April 30, 2008, primarily as a result of lower sales (and related invoicing) generated during the three months ended April 30, 2008 as compared to the three months ended
     October 31, 2007. The majority of our accounts receivable are current and our allowance for doubtful accounts was $199,000 as of April 30, 2008, which represented approximately 7 percent of our gross accounts receivable balance . Our write-offs of uncollectible accounts during the three and six months ended April 30, 2008 and 2007 were not significant.
     We are continuing to pay for expert, consulting and other expenses relating to the SCO Litigation. These expenses have been material in the past and even though we expect these expenses to be lower for the year ending October 31, 2008 as compared to the year ended October 31, 2007, we expect them to continue to be material to our financial statements.
     In addition to the cash expenditures mentioned above, we may pay one or more contingency fees upon certain amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company. On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman P.A. (the “Law Firms”). This Engagement Agreement supersedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Law Firms and us in connection with the Law Firms’ representation of us in the SCO Litigation. Berger Singerman P.A. was a member of this group of Law Firms. With our consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. was on November 24, 2004. Further, Berger Singerman P.A. waived its rights under the Engagement Agreement upon the parties’ agreement for Berger Singerman P.A. to represent the Debtors in their bankruptcy cases.
     We may pay one or more contingency fees upon certain amount that we or our stockholders may receive as a result of a settlement, judgment or a sale of the company. The contingency fee amounts payable to the Law Firms (which no longer includes Berger Singerman P.A.) will be, subject to certain credits and adjustments, as follows:
•	33 percent of any aggregate recovery amounts received up to $350,000,000, reduced by all professional fees previously paid relating to these proceedings;

•	plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•	plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.
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
Contractual Obligations
     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending December 31, 2012.
     The following table summarizes our contractual operating lease obligations as of April 30, 2008:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating lease obligations	$1,347	$450	$864	$33	$—
     As of April 30, 2008, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.
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

     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons, including those listed under the section “Risk Factors” under Part II, Item 1A of this Form 10-Q. If additional equity financing is available, it may not be available to us on favorable terms or at all and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired. The restructuring imposed by the Bankruptcy Court may also adversely affect our ability to raise debt or equity capital. Our recent delisting from NASDAQ will also impair our ability to raise capital.
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
•	Our intention to appeal the adverse August 10, 2007 summary judgment ruling;

•	Our belief that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives;

•	Our intention to maintain business operations throughout the reorganization process;

•	Our intention to use our cash, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process;

•	Our intention to continue operating and to file a plan of reorganization with the Bankruptcy Court;

•	Our belief that our reduction in workforce will allow us to continue to focus on and serve our UNIX customer base and to deliver on key opportunities with our mobile products and services;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation;

•	Our belief that our allowance for doubtful accounts receivable is adequate and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2008 and future periods;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource revenue, and when generated, the revenue will be sporadic and dependent on the outcome of the SCO Litigation;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation that for the year ending October 31, 2008 our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2007 as a result of continued competition and negative publicity;

•	Our intention to use cash to run our UNIX business and pursue the SCO Litigation;

•	Our belief that we have sufficient liquidity resources to fund our operations through at least October 31, 2008;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2008 as compared to the year ended October 31, 2007, that they will continue to be material to our financial statements;

•	Our expectation for the three months ending July 31, 2008 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
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

     Interest Rate Risk. The primary objective of our cash management strategy is to invest available funds in a manner that assures safety and liquidity and maximizes yield within such constraints. We believe that a hypothetical movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash. We do not borrow money for short-term investment purposes.
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of April 30, 2008, we did not hold any cost method investments. As of April 30, 2008, the carrying value of our equity method investment of $486,000 was for our 30% ownership in a Chinese company.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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
     Our year ended October 31, 2003 was the first full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2007, 2006 and 2005, we incurred net losses applicable to common stockholders of $6,826,000, $16,598,000 and $10,726,000, respectively, and for the six months ended April 30, 2008 we incurred a net loss of $3,558,000. As of April 30, 2008, our accumulated deficit was $261,924,000.
     If our revenues from the sale of our UNIX products and services continue to decline, or if we continue to devote significant cash resources to the SCO Litigation, we will need to further reduce operating expenses to generate positive cash flows. On January 31, 2008, in an effort to reduce ongoing operating expenses and to conform our business to our current objectives and opportunities, we began the implementation of a reduction in force. We reduced our workforce by 25 positions or a reduction of approximately 21% of our total workforce and this reduction was completed in April 2008. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.
     As of April 30, 2008, we had a total of $3,162,000 in cash and an additional $3,131,000 of restricted cash of which $1,739,000 is to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $13,261,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
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

We may not be able to obtain confirmation of our Chapter 11 plan; we may not be able to emerge from Bankruptcy and we may be liquidated.
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
     On February 29, 2008, we filed the Plan and Disclosure Statement with the United States Bankruptcy Court. The Plan is subject to, among other conditions, Bankruptcy Court approval. A hearing for approval of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding our progress towards a new Memorandum of Understanding (“MOU”) with Stephen Norris Capital Partners, LLC. Therefore, we indicated that we were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
     On May 12, 2008, we filed a motion seeking an extension of our exclusive period to submit and solicit acceptance to a plan of reorganization. A hearing to consider that motion is scheduled for June 17, 2008. If our motion is denied, creditors may file their own proposed plans of reorganization. Plans filed by creditors may be less favorable to our stockholders.
     If we lose our motion to extend the exclusive period to file our Plan or if our Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that our bankruptcy proceeding could be converted to a liquidation under Chapter 7 and we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity and stockholders would likely receive nothing from the liquidation.
A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. No assurance can be provided regarding the date any plan or plans of reorganization will be proposed, confirmed or consummated or regarding when any distributions could be made to parties in interest. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative.

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
     In addition, if a trustee is appointed to operate the Debtors in Chapter 11 (or the case is converted to a case under Chapter 7), the trustee would assume control of our assets, including the SCO Litigation.
     We have suffered a significant setback in our lawsuit with Novell that has significantly limited our claims and raises substantial doubt about our ability to continue as a going concern and we may not prevail in our lawsuits with IBM, Novell and others.
     On August 10, 2007, the Court ruled in favor of Novell on several of the summary judgment motions that were pending. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the APA and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post-APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranges from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest. (A few days before the rescheduled trial Novell reduced the principal amount it was claiming to under $20,000,000.) Novell also sought to impose a constructive trust on our current funds traceable to those sources, which could result in a freeze of our assets.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell.
     On April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and whether we had the authority to enter into those agreements. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell, therefore, reduced the principal amount of its claim to $19,979,561. The Court also held oral argument on the motions filed by us and Novell. After the trial and arguments the Court took all matters under advisement and stated it would attempt to issue a ruling without undue delay. It is unknown when rulings might be issued.

     It is our intent to appeal the August 10, 2007 summary judgment rulings as soon as that opportunity is available to us. However, we must complete further legal proceedings before we can take such an appeal. In the event that any substantial amount of our assets are frozen or if our assets or resources are further depleted, we may not be able to appeal the August 10, 2007 ruling.
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
     Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. Absent a significant cash payment to Novell being required by the final resolution for this matter, management believes that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment to Novell is required, or significant assets are put under a constructive trust, the carrying amounts of our long-lived assets may not be recovered.
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
     The federal district judge overseeing our lawsuit with Novell had scheduled a bench trial that was set to begin on September 17, 2007. At that time, the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements are attributable to older SVRx licenses and should be remitted to Novell, and whether we had the authority to enter into certain SCOsource agreements beginning in 2003, including large transactions with Sun and Microsoft. The potential proceeds payable to Novell ranges from a de minimis amount to in excess of $30,000,000, (now approximately $20,000,000) the latter amount being the amount claimed by Novell, plus interest. Novell also sought to impose a constructive trust on our current funds traceable to these sources. The trial of these issues, however, was stayed as a result of our bankruptcy filing. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and whether we had the authority to enter into those agreements, as explained above. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell, therefore, reduced the principal amount of its claim to $19,979,561. The Court also held oral argument on the motions filed by us and Novell. After the trial and arguments the Court took all matters under advisement and stated it would attempt to issue a ruling without undue delay. It is unknown when rulings might be issued. It is not known when the constructive trust issue will be addressed.
     If the Bankruptcy Court imposes a constructive trust in an amount that exceeds our cash and restricted cash, or if the amounts subject to the constructive trust are otherwise significant, we may not be able to continue to operate our business absent confirmation of the Plan.
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
     We must pay one or more contingency fees upon certain amount that we or our stockholders may receive as a result of a settlement, judgment or a sale of the company. The contingency fee amounts payable to the Law Firms (which no longer includes Berger Singerman P.A.) will be, subject to certain credits and adjustments, as follows:
•	33 percent of any aggregate recovery amounts received up to $350,000,000, reduced by all professional fees previously paid with respect to these proceedings;

•	plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•	plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.
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
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of April 30, 2008, we had a total of $3,162,000 in cash and an additional $3,131,000 of restricted cash to be used to pursue the SCO Litigation. From October 31, 2004 through April 30, 2008, we have spent a total of $13,261,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with the Law Firms in the SCO Litigation. In light of the Chapter 11 filings, the payment of fees under the Engagement Agreement to the Law Firms (other than Berger Singerman P.A.) is subject to Bankruptcy Court approval.
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

     As a result of the factors listed above and elsewhere, it is possible that our results of operations may be below the expectations of public market analysts and investors in any particular period. This could cause our stock price to decline. If revenue falls below our expectations, and we are unable to quickly reduce our spending in response, our operating results will be lower than expected. Our stock price may fall in response to these events. Our common stock may be worthless unless our confirmed plan of reorganization results in full payment of all creditor claims, of which there can be no assurance.
     For a further description of recent developments in our litigation with Novell, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Novell, Inc. Ruling.” For a further description of the risks we face as a result of filing for Chapter 11, see “A long period of operating under Chapter 11 may harm our business”, “We may not be able to obtain confirmation of our Chapter 11 plan”, “A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock”, and “Operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies.”
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

     We have employees or contractors in certain locations in Europe, the Middle East, Latin America, and Asia. These foreign operations are subject to certain inherent risks, including:
•	potential loss of developed technology through piracy, misappropriation, or more lenient laws regarding intellectual property protection;

•	imposition of governmental controls, including trade restrictions and other tax requirements;

•	fluctuations in currency exchange rates and economic instability;

•	longer payment cycles for sales in foreign countries;

•	seasonal reduction in business activity; and

•	substantial wind down and severance expenses that local law may require be paid in connection with any termination of our overseas operations.
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
Our stock price is volatile.
     The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods. We believe that changes in our stock price are affected by the factors mentioned above as well as from changing public perceptions concerning the strength of the SCO Litigation, developments in our Bankruptcy proceeding and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.
There are risks associated with the potential exercise of our outstanding options.
     As of May 31, 2008, we have issued outstanding options to purchase up to approximately 4,355,000 shares of common stock with an average exercise price of $3.53 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to and approved by our stockholders at our annual meeting held April 23, 2008:
1.	To elect seven members to the Board of Directors to serve until their successors have been appointed. All directors were elected with Ralph J. Yarro III receiving 15,830,312 votes in favor and 871,520 votes withheld; R. Duff Thompson receiving 15,903,214 votes in favor and 798,618 votes withheld; Darcy G. Mott receiving 15,903,973 votes in favor and 797,859 votes withheld; Darl C. McBride receiving 15,882,192 votes in favor and 819,680 votes withheld; Daniel W. Campbell receiving 15,903,271 votes in favor and 798,561 votes withheld; Omar T. Leeman receiving 15,895,986 votes in favor and 805,846 votes withheld; and J. Kent Millington receiving 15,904,014 votes in favor and 797,818 votes withheld.

2.	To ratify the appointment of Tanner LC as our independent registered public accounting firm. This motion was passed with 16,344,727 votes in favor, 353,808 votes against, and 3,297 abstentions.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7	Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7. SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2008	THE SCO GROUP, INC.
	By:	/s/ Kenneth R. Nielsen
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