Form 10-Q
period 2008-07-31
SCO GROUP INC
filed 2008-09-15
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES ☐ NO ☑
As of September 9, 2008, there were 21,886,288 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

Page
Number
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of July 31, 2008 and October 31, 2007	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2008 and 2007	4
Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2008 and 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	37
Item 5. Other Information	45
Item 6. Exhibits	46
Signatures	47
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	July 31,	October 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,117	$5,554
Restricted cash	2,680	3,099
Accounts receivable, net of allowance for doubtful accounts of $124 and $85, respectively	2,592	3,365
Prepaid reorganization expenses	441	137
Other	1,135	1,298

Total current assets	8,965	13,453

PROPERTY AND EQUIPMENT:
Computer and office equipment	1,694	2,006
Leasehold improvements	233	268
Furniture and fixtures	59	66

	1,986	2,340
Less accumulated depreciation and amortization	(1,802)	(1,981)

Net property and equipment	184	359

OTHER ASSETS	373	497

Total assets	$9,522	$14,309

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$377	$252
Payable to Novell, Inc.	918	1,148
Accrued payroll and benefits	1,010	1,370
Accrued liabilities	629	1,110
Accrued reorganization expenses	375	253
Deferred revenues	1,653	2,044
Royalties payable	137	123
Income taxes payable	751	708

Total current liabilities	5,850	7,008
LONG-TERM LIABILITIES	182	182
LIABILITIES SUBJECT TO COMPROMISE	6,708	3,365

Total liabilities	12,740	10,555

COMMITMENTS AND CONTINGENCIES (Notes 1,3 and 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value: 45,000 shares authorized, 21,886 and 21,782 shares outstanding, respectively	22	22
Additional paid-in capital	263,921	262,659
Common stock held in treasury; 297 shares outstanding	(2,446)	(2,446)
Warrants outstanding	206	856
Accumulated other comprehensive income	1,068	1,029
Accumulated deficit	(265,989)	(258,366)

Total stockholders’ equity (deficit)	(3,218)	3,754

Total liabilities and stockholders’ equity (deficit)	$9,522	$14,309

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
REVENUES:
Products	$3,170	$3,690	$10,257	$13,451
SCOsource	—	—	—	23
Services	569	996	2,015	3,241

Total revenues	3,739	4,686	12,272	16,715

COST OF REVENUES:
Products	228	329	702	1,041
SCOsource	2,876	1,156	3,476	2,876
Services	245	448	959	1,553

Total cost of revenues	3,349	1,933	5,137	5,470

GROSS MARGIN	390	2,753	7,135	11,245

OPERATING EXPENSES:
Sales and marketing	1,765	2,463	6,630	7,296
General and administrative	889	1,377	3,086	4,051
Research and development	708	1,424	2,912	4,737

Total operating expenses	3,362	5,264	12,628	16,084

LOSS FROM OPERATIONS	(2,972)	(2,511)	(5,493)	(4,839)

EQUITY IN INCOME (LOSS) OF AFFILIATE	1	9	(10)	115

OTHER INCOME (EXPENSE):
Reorganization expense	(183)	—	(1,662)	—
Interest expense	(925)	—	(925)	—
Interest income	14	112	115	351
Other income (expense), net	(6)	20	503	29

Total other income (expense), net	(1,100)	132	(1,969)	380

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,071)	(2,370)	(7,472)	(4,344)
BENEFIT (PROVISION) FOR INCOME TAXES	6	(28)	(151)	(221)

NET LOSS	$(4,065)	$(2,398)	$(7,623)	$(4,565)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.19)	$(0.11)	$(0.35)	$(0.21)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,589	21,372	21,574	21,264

OTHER COMPREHENSIVE LOSS:
Net loss	$(4,065)	$(2,398)	$(7,623)	$(4,565)
Foreign currency translation adjustment	(13)	21	39	54

COMPREHENSIVE LOSS	$(4,078)	$(2,377)	$(7,584)	$(4,511)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,623)	$(4,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	590	1,407
Depreciation and amortization	164	239
Loss on disposition and write-downs of long-lived assets	21	35
Equity in income (loss) of affiliate	10	(115)
Reorganization expense	1,662	—
Changes in operating assets and liabilities:
Restricted cash	189	2,457
Accounts receivable, net	773	1,990
Other current assets	163	319
Accounts payable	125	(394)
Accrued payroll and benefits	(360)	(1,127)
Accrued liabilities	(481)	(254)
Deferred revenue	(391)	(433)
Royalties payable	14	(190)
Income taxes payable	43	(53)
Long-term liabilities	—	(6)
Liabilities subject to compromise	3,343	—
Payments for reorganization expense	(1,844)	—

Net cash used in operating activities	(3,602)	(690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(81)
Dividends received	114	—
Proceeds from sale of available-for-sale marketable securities	—	2,249

Net cash provided by investing activities	104	2,168

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	22	436
Proceeds from exercise of common stock options	—	57

Net cash provided by financing activities	22	493

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,476)	1,971
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	39	53
CASH AND CASH EQUIVALENTS, beginning of period	5,554	5,369

CASH AND CASH EQUIVALENTS, end of period	$2,117	$7,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$48	$150
Non cash financing activity — expiration of warrants	$650	$—
See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     The SCO Group, Inc. (the “Company”) markets reliable, cost-effective UNIX software products and related services for the small-to-medium sized business market, including replicated site franchises of Fortune 1000 companies. In 2003, the Company established its SCOsource business to market, protect and defend its intellectual property surrounding the UNIX operating system which it acquired in 2001 from The Santa Cruz Operation (“Santa Cruz”), which changed its name to Tarantella, Inc., and was subsequently acquired by Sun Microsystems.
     The Company incurred a net loss of $7,623,000 for the nine months ended July 31, 2008, and during that same period used cash of $3,602,000 in its operating activities. As of July 31, 2008, the Company had a total of $2,117,000 in cash and $2,680,000 in restricted cash, of which $1,639,000 is designated to pay for experts, consultants and other expenses in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), and the remaining $1,041,000 of restricted cash is payable to Novell for post bankruptcy petition retained binary royalty stream.
     On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell case (“Novell Litigation”) and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and Santa Cruz (the “APA”), and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post-APA UnixWare derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 and thereafter included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the automatic stay applies to the SuSE arbritation proceeding pending in Europe. Upon the partial lifting of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court lifted the stay, which started on April 29, 2008 and concluded on May 2, 2008, .
     On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether the Company had the authority to enter into the SCOsource licenses. The parties have fully briefed the motion, and the Court set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, the Company filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which the Company argues, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx License that was incidental to the UnixWare license in the agreement, and therefore SCO was authorized to enter into the license and Novell is not entitled to revenue from the agreement; (3) the 2003 SCOsource agreement with Sun also contained an authorized incidental SVRx license and Novell is not entitled to revenue attributable to that license; and (4) the same Sun agreement contained an unauthorized amendment of a prior UNIX agreement, and Novell is entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it seeks based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties agree that Novell is entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment cannot be entered because certain SCO claims are stayed pending arbitration and the imposition of a constructive trust remains an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, SCO sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on SCO’s tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of SCO’s current assets were traceable as trust funds. SCO also proposed dismissing its stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copy rights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, SCO filed papers arguing for the entry of final judgment.
     As a result of this order from the Court, the Company has accrued $3,473,000 for this contingent liability and related interest. However, the Company, continues to contest this liability. The Company believes that this order is in error, and that the Company has strong grounds to overturn it and the August 10, 2007 summary judgment upon appeal.
     The Company intends to appeal the adverse August 10, 2007 summary judgment ruling and the July 16, 2008 order as soon as Final Judgment is entered upon those orders. However, in the event that the Company’s assets are further depleted or frozen, the Company may not be in a financial position to appeal those rulings.
     The Company’s management and board of directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code on September 14, 2007 was appropriate and necessary. As a result of both the Court’s August 10, 2007 order and the Company’s entry into Chapter 11, among other factors, there is substantial doubt about the Company’s ability to continue as a going concern including continuing the SCO Litigation or appealing the adverse ruling of August 10, 2007 and the July 16, 2008 order.
     Absent a significant cash payment to Novell being required by the final resolution for the aforementioned court order, management believes that the undiscounted future cash flows generated by the Company will be sufficient to recover the carrying values of the Company’s long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required the carrying amount of the Company’s long-lived assets may not be recovered.
Bankruptcy Filing
     On September 14, 2007, the Company and its wholly owned subsidiary, SCO Operations, Inc. (collectively the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The Debtors’ Chapter 11 cases are being jointly administered under Case No. 07-11337(KG). The Debtors continue to exercise control over their assets and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not included in the filings. The Company’s foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.

     On September 18, 2007, the Bankruptcy Court granted the Debtors’ motions to maintain their existing bank accounts and cash management systems, to pay pre-bankruptcy wage-related items, to establish procedures relating to utility providers and to employ temporary employees.
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
     On February 13, 2008, the Company entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby SNCP agreed to provide financing to fund the Company’s plan of reorganization filed on February 29, 2008. On the same day, the Company filed its disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
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
     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion will be heard September 16, 2008.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive, or as to the timing of such distributions, if any. A plan of reorganization could result in holders of the Company’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of the Company’s equity security holders.
     Under the supervision of the Bankruptcy Court, the Company may decide to pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.
Going Concern
     The Debtors are operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) reduce payroll and benefits costs and liabilities under the bankruptcy process; (iii) achieve profitability; (iv) achieve sufficient cash flows from operating activities; and (v) obtain financing sources to meet the Company’s future obligations. These matters as well as the aforementioned ruling in favor of Novell create substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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
     American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under Bankruptcy Code, which is applicable to companies under Chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. It does, however, require among other disclosures that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheets must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows.
     Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2008.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s critical accounting policies and estimates include: revenue recognition, allowances for doubtful accounts receivable, useful lives and impairment of long-lived assets, litigation reserves, and valuation allowances against net deferred income tax assets.
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
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $0 and $1,926,000 as of July 31, 2008 and October 31, 2007, respectively. Cash was $2,117,000 and $3,628,000 as of July 31, 2008 and October 31, 2007, respectively. The Company has $100,000 of cash that is federally insured through the financial institutions in which it is deposited. All remaining amounts of cash and restricted cash as of July 31, 2008 exceed federally insured limits.
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
     Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 4,322,000 and 5,646,000 for the three and nine months ended July 31, 2008 and 2007, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
(3) COMMITMENTS AND CONTINGENCIES
IBM
     On March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah, styled The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. (“Sequent”) licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with IBM’s efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proved at trial and injunctive relief.
     On March 6, 2003, the Company notified IBM that IBM was not in compliance with the Company’s UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On August 11, 2003, the Company sent a similar notice terminating the Sequent source code license. IBM disputes the Company’s right to terminate those licenses. In the event the Company’s termination of those licenses is valid and not ultimately defeated by Novell’s claims, the Company believes IBM is exposed to substantial damages and injunctive relief claims based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against IBM regarding its license breaches.

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
     As a result of the Court’s order of August 10, 2007, in the SCO v. Novell case, several of the Company’s claims against IBM may be dismissed. These claims include its claims that IBM breached its UNIX license agreements and the claims arising from its termination of IBM’s UNIX licenses. The Company believes that the Court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including the Company’s claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s order of August 10, 2007 in the Novell case resolves all of the Company’s claims against IBM in IBM’s favor. The Company disputes this position. IBM’s counterclaims against the Company remain in the case subject to pending motions for summary judgment.
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
     On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether the Company had the authority to enter into the SCOsource licenses. The parties have fully briefed the motion, and the Court set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, the Company filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which the Company argues, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore SCO was authorized to enter into the license and Novell is not entitled to revenue from the agreement; (3) the 2003 SCOsource agreement with Sun also contained an authorized incidental SVRx license and Novell is not entitled to revenue attributable to that license; and (4) the same Sun agreement contained an unauthorized amendment of a prior UNIX agreement, and Novell is entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it seeks based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties agree that Novell is entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment cannot be entered because certain SCO claims are stayed pending arbitration and the imposition of a constructive trust remains an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, SCO sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on SCO’s tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of SCO’s current assets were traceable as trust funds. SCO also proposed dismissing its stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgement order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, SCO filed papers arguing for the entry of final judgment.
     As a result of this order from the Court, the Company has accrued $3,473,000 for this contingent liability and related interest. However, the Board of Directors and management of the Company, continue to contest this liability. They believe that this order is in error, and that the Company has strong grounds to overturn it and the August 10, 2007 summary judgment upon appeal.
     The Company intends to appeal the adverse August 10, 2007 summary judgment ruling and the July 16, 2008 order as soon as Final Judgment is entered upon those orders.

IPO Class Action Matter
     In July 2001, the Company and several of its former officers and directors (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint, which is now the operative complaint. The complaint seeks unspecified damages and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statement for the Company’s initial public offering was false and misleading because it did not disclose these arrangements.
     The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss with respect to the Company.
     On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit panel denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.
     Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion.
     Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of this matter. The Company has notified its underwriters and insurance companies of the existence of the claims. Management presently believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations, liquidity or financial position, and will not exceed the $200,000 self-insured retention already paid or accrued by the Company.
Red Hat, Inc.
     On August 4, 2003, Red Hat, Inc. filed a complaint against the Company. The action is pending in the United States District Court for the District of Delaware (the “District Court of Delaware”) under the case caption, Red Hat, Inc. v. The SCO Group, Inc., Civil No. 03-772. Red Hat asserts that the Linux operating system does not infringe on the Company’s UNIX intellectual property rights and seeks a declaratory judgment for non-infringement of copyrights and no misappropriation of trade secrets. In addition, Red Hat claims the Company has engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and disparagement. On April 6, 2004, the District Court of Delaware denied the Company’s motion to dismiss this case; however, the District Court of Delaware stayed the case and requested status reports every 90 days regarding the case against IBM. Red Hat filed a motion for reconsideration, which the District Court of Delaware denied on March 31, 2005. This matter was also automatically stayed upon the Company’s filing its Chapter 11 petitions. In the event that the stay is lifted, including the automatic stay, and Red Hat is allowed to pursue its claims, the Company will likely assert counterclaims against Red Hat. The Company intends to vigorously defend this action.

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
     Pursuit and defense of the above-mentioned matters will be costly, and management expects legal fees and related expenses will be substantial. A material, negative impact on the Company’s results of operations, liquidity or financial position from the Red Hat, IPO Class Action, or Indian Distributor matters, or the IBM or Novell counterclaims is not estimable.
     The Company is a party to certain other legal proceedings arising in the ordinary course of business, and management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s results of operations, liquidity or financial position.
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

     The board of directors may suspend, revise, terminate or amend any of the option plans at any time; provided, however, that stockholder approval must be obtained if and to the extent that the board of directors deems it appropriate to satisfy Section 162(m) of the Code, Section 422 of the Code or the rules of any stock exchange on which the common stock is listed. No action under the option plans may, without the consent of the participant, reduce the participant’s rights under any outstanding award.
     The effect of accounting for stock-based awards for the three months ended July 31, 2008 and 2007 was to record $237,000 and $396,000, respectively, of stock-based compensation expense. For the nine months ended July 31, 2008 and 2007, $590,000 and $1,407,000, respectively, of stock-based compensation expense was recorded. For the three and nine months ended July 31, 2008 and 2007, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Cost of products	$1	$2	$3	$5
Cost of SCOsource	68	66	168	211
Cost of services	7	12	20	29
Sales and marketing	50	68	135	286
General and administrative	98	197	226	729
Research and development	13	51	38	147

Total stock-based compensation	$237	$396	$590	$1,407

     With respect to stock options granted during the three and nine months ended July 31, 2008 and 2007, the assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
Risk-free interest rate	3.3%	4.7%	3.0%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	369.7%	96.9%	350.1%	90.0%
Expected exercise life (in years)	5.6	5.0	5.5	5.0
     The estimated fair value of stock options is amortized over the vesting period of the award.
     During the nine months ended July 31, 2008, the Company granted options to purchase approximately 60,000 shares of common stock with an average exercise price of $0.08 per share. None of these stock options were granted with an exercise price below the quoted market price on the date of grant. During the nine months ended July 31, 2008, no options to purchase common stock were exercised. As of July 31, 2008, there were approximately 4,309,000 stock options outstanding with a weighted average exercise price of $3.37per share.
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

	Three Months Ended July 31, 2008
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$3,739	$—	$3,739
Cost of revenues	473	2,876	3,349

Gross margin (deficit)	3,266	(2,876)	390

Sales and marketing	1,765	—	1,765
General and administrative	889	—	889
Research and development	708	—	708

Total operating expenses	3,362	—	3,362

Loss from operations	$(96)	$(2,876)	$(2,972)

	Three Months Ended July 31, 2007
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$4,686	$—	$4,686
Cost of revenues	777	1,156	1,933

Gross margin (deficit)	3,909	(1,156)	2,753

Sales and marketing	2,463	—	2,463
General and administrative	1,377	—	1,377
Research and development	1,424	—	1,424

Total operating expenses	5,264	—	5,264

Loss from operations	$(1,355)	$(1,156)	$(2,511)

	Nine months Ended July 31, 2008
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$12,272	$—	$12,272
Cost of revenues	1,661	3,476	5,137

Gross margin (deficit)	10,611	(3,476)	7,135

Sales and marketing	6,630	—	6,630
General and administrative	3,086	—	3,086
Research and development	2,912	—	2,912

Total operating expenses	12,628	—	12,628

Loss from operations	$(2,017)	$(3,476)	$(5,493)

	Nine months Ended July 31, 2007
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$16,692	$23	$16,715
Cost of revenues	2,594	2,876	5,470

Gross margin (deficit)	14,098	(2,853)	11,245

Sales and marketing	7,296	—	7,296
General and administrative	4,051	—	4,051
Research and development	4,737	—	4,737

Total operating expenses	16,084	—	16,084

Loss from operations	$(1,986)	$(2,853)	$(4,839)

(6) PLAN OF REORGANIZATION STATUS
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
     The MOU is not a definitive agreement. It is a non-binding summary of the intentions of the parties and is subject to change. As such, the MOU, the plan of reorganization and the transactions they contemplate are subject to various changes and conditions precedent, including: (1) SNCP’s due diligence and (2) the Bankruptcy Court’s approval. A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding the Company’s progress towards a new MOU with SNCP. Therefore, the Company indicated that it was not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU. On May 12, 2008, the Company filed a motion seeking an extension of its exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following the entry of a final judgment in the Novell Litigation. The hearing on that motion will be heard on September 16, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and “Part II, Item 1A — Risk Factors” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2007 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three and nine months ended July 31, 2008 and 2007. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Recent Developments
     Novell, Inc. Ruling. On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell case (the “Novell Litigation” and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and the Santa Cruz Operations (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court also ruled that we own the copyrights to post APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe. Upon the partial lifting of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court lifted the stay, which started on April 29, 2008 and concluded on May 2, 2008.
     On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether the Company had the authority to enter into the SCOsource licenses. The parties have fully briefed the motion, and the Court set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, the Company filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which the Company argues, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008.

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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell is not entitled to revenue from the agreement; (3) the 2003 SCOsource agreement with Sun also contained an authorized incidental SVRx license and Novell is not entitled to revenue attributable to that license; and (4) the same Sun agreement contained an unauthorized amendment of a prior UNIX agreement, and Novell is entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it seeks based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties agree that Novell is entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment cannot be entered because certain of our claims are stayed pending arbitration and the imposition of a constructive trust remains an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
     As a result of this order from the Court, we have accrued $3,473,000 for this contingent liability and related interest. However, we continue to contest this liability. We believe that this order is in error, and that we have strong grounds to overturn it and the August 10, 2007 summary judgment upon appeal.
     We intend to appeal the adverse August 10, 2007 summary judgment ruling and the July 16, 2008 order as soon as Final Judgment is entered upon those orders. However, in the event that our assets are further depleted or frozen, we may not be in a financial position to appeal those rulings.
     Our management and board of directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code on September 14, 2007 was appropriate and necessary. As a result of both the Court’s August 10, 2007 order and our entry into Chapter 11, among other factors, there is substantial doubt about our ability to continue as a going concern including continuing the SCO Litigation or appealing the adverse ruling of August 10, 2007 and the July 16, 2008 order.
     Absent a significant cash payment to Novell being required by the final resolution for this matter, we believe that the undiscounted future cash flows generated by us will be sufficient to recover the carrying values of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required the carrying amount of our long-lived assets may not be recovered (which totaled $184,000 as of July 31, 2008).
     We intend to maintain business operations throughout the reorganization process. Subject to the Bankruptcy Court’s approval, we intend to use our cash, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
     Bankruptcy Filing. On September 14, 2007, The SCO Group, Inc. (the “Company”) and its wholly owned subsidiary, SCO Operations, Inc. (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors’ Chapter 11 cases are being jointly administered under Case Nos. 07-11337 and 07-11338(KG). As the Debtors, we continue to exercise control over our assets and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings. Our foreign subsidiaries, as non-debtors, are not subject to the requirements of the Bankruptcy Code and are not subject to Bankruptcy Court supervision.

     On September 18, 2007, the Bankruptcy Court granted our motions to maintain our existing bank accounts and cash management systems, to pay pre-bankruptcy wage-related items, to establish procedures relating to utility providers and to employ temporary employees.
     On February 13, 2008, we entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby SNCP agreed to provide financing to fund our plan of reorganization filed on February 29, 2008. On the same day, we filed our disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
     The MOU is not a definitive agreement. It is a non-binding summary of the intentions of the parties and is subject to change. As such, the MOU, our plan of reorganization and the transactions they contemplate are subject to various changes and conditions precedent, including: (1) SNCP’s due diligence and (2) the Bankruptcy Court’s approval. On February 29, 2008, we filed the Plan and the Disclosure Statement. A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding our progress towards a new MOU with SNCP. Therefore, we indicated that we were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
     On May 12, 2008, we filed a motion seeking an extension of our exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. We filed another motion for an extension of our exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following the entry of a final judgment in the Novell Litigation. The hearing on that motion will be heard on September 16, 2008.
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
     The following table shows the operating results of the UNIX business for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Revenue	$3,739	$4,686	$12,272	$16,692
Cost of revenue	473	777	1,661	2,594

Gross margin	3,266	3,909	10,611	14,098

Sales and marketing	1,765	2,463	6,630	7,296
General and administrative	889	1,377	3,086	4,051
Research and development	708	1,424	2,912	4,737

Total operating expenses	3,362	5,264	12,628	16,084

Loss from operations	$(96)	$(1,355)	$(2,017)	$(1,986)

     Revenue from the UNIX business decreased by $947,000, or 20%, for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 and revenue from the UNIX business decreased by $4,420,000, or 26%, for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007. The revenue from this business has been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux. We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating costs for the UNIX business decreased from $5,264,000 for the three months ended July 31, 2007 to $3,362,000 for the three months ended July 31, 2008 and operating costs for the UNIX business decreased from $16,084,000 for the nine months ended July 31, 2007 to $12,628,000 for the nine months ended July 31, 2008. These decreases were primarily attributable to reduced headcount and related costs.
     The decline in our UNIX business revenue will continue if the factors that have contributed to the decline described above continue or industry partners continue to withdraw their support for our products. The decline in our UNIX business and our SCOsource business may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in revenue and an increase in negative cash flows from our UNIX business.
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

     The following table shows the operating results of the SCOsource business for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended April 30,		Nine months Ended April 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$—	$—	$—	$23
Cost of revenue	2,876	1,156	3,476	2,876

Gross deficit	(2,876)	(1,156)	(3,476)	(2,853)

Sales and marketing	—	—	—	—
General and administrative	—	—	—	—
Research and development	—	—	—	—

Total operating expenses	—	—	—	—

Loss from operations	$(2,876)	$(1,156)	$(3,476)	$(2,853)

     Revenue from our SCOsource business was $0 for the three months ended July 31, 2007 and July 31, 2008. Revenue decreased from $23,000 for the nine months ended July 31, 2007 to $0 for the nine months ended July 31, 2008. Revenue in the nine month period ended July 31, 2007 was primarily attributable to sales of our SCOsource IP agreements.
     Cost of revenue, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, increased from $1,156,000 for the three months ended July 31, 2007 to $2,876,000 for the three months ended July 31, 2008 and increased from $2,876,000 for the nine months ended July 31, 2007 to $3,476,000 for the nine months ended July 31, 2008. These increases were due to the $2,548,000 judgment in the Novell litigation for an unauthorized amendment to a prior UNIX agreement with Sun as previously mentioned under Recent Developments partially offset by decreases in legal expenses provided by technical, industry, damage and other experts in connection with the SCO Litigation. In addition to the expenses incurred above, we may pay one or more contingency fees upon certain amounts we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consultants is difficult to predict; it is therefore difficult to predict the total cost of SCOsource revenue in the future.
     Because of the uncertainties related to our SCOsource business, the success of the SCOsource business depends on the strength of our intellectual property rights and claims regarding UNIX, including our claims against Novell and the strength of our claim that unauthorized UNIX source code and derivative works are contained in Linux.
Critical Accounting Policies
     Our critical accounting policies and estimates include the following:
•	Revenue recognition;

•	Valuation allowances against net deferred income tax assets;

•	Litigation reserves;

•	Useful lives and impairment of property and equipment; and

•	Allowances for doubtful accounts receivable.
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
     Valuation Allowances Against Net Deferred Income Tax Assets. The amount, and ultimate realization, of our net deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We provided a valuation allowance against our entire net deferred income tax assets as of July 31, 2008 and October 31, 2007. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.
     Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this Form 10-Q, including under Part II, Item I — Legal Proceedings. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. We have accrued $3,473,000 for the Novell claim as a result of the court order of July 16, 2008. This contingent liability is included in the caption Liabilities Subject to Compromise. However, we continue to contest this liability. We believe that this order is in error, and that we have strong grounds to overturn it and the August 10, 2007 summary judgment upon appeal.
     A material, negative impact on our results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM counterclaims may be probable but not estimable. Because these matters are not estimable, we have not recorded any reserves or contingencies related to these legal matters. In the event that our assumptions used to evaluate these matters change in future periods, we may be required to record a liability for an adverse outcome, which could have a material adverse effect on our results of operations, financial position and liquidity.
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

     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectability. Our policies for determining allowances for doubtful accounts receivable have been applied consistently. Our allowance for doubtful accounts receivable was $124,000 as of July 31, 2008. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.
Results of Operations
     The following table presents our results of operations for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Products	$3,170	$3,690	$10,257	$13,451
SCOsource licensing	—	—	—	23
Services	569	996	2,015	3,241

Total revenue	3,739	4,686	12,272	16,715

Cost of revenue:
Products	228	329	702	1,041
SCOsource licensing	2,876	1,156	3,476	2,876
Services	245	448	959	1,553

Total cost of revenue	3,359	1,933	5,137	5,470

Gross margin	390	2,753	7,135	11,245

Operating expenses:
Sales and marketing	1,765	2,463	6,630	7,296
General and administrative	889	1,377	3,086	4,051
Research and development	708	1,424	2,912	4,737

Total operating expenses	3,362	5,264	12,628	16,084

Loss from operations	(2,972)	(2,511)	(5,493)	(4,839)
Equity in income (loss) of affiliate	1	9	(10)	115
Other income (expense), net	(1,100)	132	(1,969)	380
Benefit (Provision) for income taxes	6	(28)	(151)	(221)

Net loss	$(4,065)	$(2,398)	$(7,623)	$(4,565)

THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007
Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Revenue	$3,739	(20)%	$4,686

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Revenue	$12,272	(27)%	$16,715
     Revenue for the three months ended July 31, 2008 decreased by $947,000, or 20%, from the three months ended July 31, 2007 and revenue for the nine months ended July 31, 2008 decreased by $4,443,000, or 27%, from the nine months ended July 31, 2007. These decreases were primarily attributable to a continued decline in our UNIX business as a result of the factors described below.

     Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
UNIX revenue	$3,739	(20)%	$4,686
Percentage of total revenue	100%		100%
SCOsource revenue	$—	n/a	$—
Percentage of total revenue	0%		0%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
UNIX revenue	$12,272	(26)%	$16,692
Percentage of total revenue	100%		100%
SCOsource revenue	$—	n/a	$23
Percentage of total revenue	0%		0%
     The decrease in revenue in the UNIX business of $947,000, or 20%, for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 and the decrease in revenue in the UNIX business of $4,420,000, or 26%, for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 was primarily attributable to continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing Chapter 11 bankruptcy. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenues because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2008 our UNIX revenues will decline from UNIX revenues generated in the year ended October 31, 2007 as a result of this continued competition and negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy.
     Sales of our UNIX products and services during the three and nine months ended July 31, 2008 and 2007 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (i) we are not successful with our existing customers, (ii) we lose the support of any of our existing hardware and software vendors, or (iii) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Products revenue	$3,170	(14)%	$3,690
Percentage of total revenue	85%		79%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Products revenue	$10,257	(24)%	$13,451
Percentage of total revenue	84%		80%
     Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.
     The decrease in products revenue of $520,000, or 14%, for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 and the decrease in products revenue of $3,194,000, or 24%, for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 was primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy, which have adversely impacted and delayed our customers’ buying decisions. We believe that this competition from Linux will continue for the year ending October 31, 2008 and future periods.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of products maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
OpenServer revenue	$2,150	1%	$2,135
Percentage of products revenue	68%		58%
UnixWare revenue	$670	(43)%	$1,172
Percentage of products revenue	21%		32%
Other products revenue	$350	(8)%	$383
Percentage of products revenue	11%		10%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
OpenServer revenue	$6,931	(15)%	$8,202
Percentage of products revenue	68%		61%
UnixWare revenue	$2,438	(36)%	$3,820
Percentage of products revenue	24%		28%
Other products revenue	$888	(38)%	$1,429
Percentage of products revenue	8%		11%
     The decrease in revenue for OpenServer and UnixWare for the three and nine months ended July 31, 2008 compared to the three and nine months ended July 31, 2007 is primarily the result of continued competition, particularly from Linux operating system providers, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. The decrease in other products revenues is primarily attributed to decreased sales of UNIX-related products and decreased sales of products maintenance, which is sold separately from the product.
SCOsource Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
SCOsource revenue	$—	n/a	$—

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
SCOsource revenue	$—	n/a	$23
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource revenue was $0 for the three months ended July 31, 2008 and July 31, 2007 and was $0 for the nine months ended July 31, 2008 compared to $23,000 for the nine months ended July 31, 2007. Revenues for the nine months ended July 31, 2007 were primarily attributable to sales of our SCOsource agreements.
     We are unable to predict the amount and timing of future SCOsource revenue, and if generated, the revenue will be sporadic and may be dependent on the outcome of the SCO Litigation.

Services Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Services revenue	$569	(43)%	$996
Percentage of total revenue	15%		21%

	Nine Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Services revenue	$2,015	(38)%	$3,241
Percentage of total revenue	16%		19%
     Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $427,000, or 43%, for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 and the decrease in services revenue of $1,226,000, or 38%, for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 was primarily attributable to the renewal of fewer support and engineering services contracts.
     The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Cost of products revenue	$228	(31)%	$329
Percentage of products revenue	7%		9%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Cost of products revenue	$702	(33)%	$1,041
Percentage of products revenue	7%		8%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $101,000 for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and decreased by $339,000 for the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. These decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.

Cost of SCOsource Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Cost of SCOsource revenue	$2,876	149%	$1,156

	Nine Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Cost of SCOsource revenue	$3,476	21%	$2,876
     Cost of SCOsource revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource revenue increased by $1,720,000, or 149%, during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased by $600,000, or 21%, for the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. These increases were due to the $2,548,000 judgment in the Novell litigation for an unauthorized amendment to a prior UNIX agreement with Sun as previously mentioned under Recent Developments, which is partially offset by decreases in legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict in the future. We will continue to make payments for technical, damage and industry experts, consultants and for other fees. Future legal fees may include contingency payments made to the law firms as a result of a settlement, judgment, or sale of our Company, which could cause the cost of SCOsource revenue for the three months ending October 31, 2008 or for future periods to be higher than the costs incurred for the three months ended July 31, 2008.
Cost of Services Revenue

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Cost of services revenue	$245	(45)%	$448
Percentage of services revenue	43%		45%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Cost of services revenue	$959	(38)%	$1,553
Percentage of services revenue	48%		48%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $203,000, or 45%, for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 and decreased by $594,000, or 38%, for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007. These decreases were primarily attributable to a reduction of employee and employee-related costs.

Sales and Marketing

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Sales and marketing expenses	$1,765	(28)%	$2,463
Percentage of total revenue	47%		53%

	Nine Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Sales and marketing expenses	$6,630	(9)%	$7,296
Percentage of total revenue	54%		44%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses of $698,000, or 28%, for the three months ended July 31, 2008 compared with the three months ended July 31, 2007 and the decrease of $666,000, or 9%, for the nine months ended July 31, 2008 compared with the nine months ended July 31, 2007 was primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue, partially offset by an increase in severance and termination costs. Included in sales and marketing expenses for the three months ended July 31, 2008 and 2007 was $50,000 and $68,000, respectively, for stock-based compensation. Included in sales and marketing expenses for the nine months ended July 31, 2008 and 2007 was $135,000 and $286,000, respectively, for stock-based compensation.
     For the three months ending October 31, 2008, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended July 31, 2008.
Research and Development

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Research and development expenses	$708	(50)%	$1,424
Percentage of total revenue	19%		30%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Research and development expenses	$2,912	(39)%	$4,737
Percentage of total revenue	24%		28%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $716,000, or 50%, for the three months ended July 31, 2008 compared with the three months ended July 31, 2007 and decreased by $1,825,000, or 39%, for the nine months ended July 31, 2008 compared with the nine months ended July 31, 2007. The decrease in research and development expenses was primarily attributable to reduced employee and employee-related costs. Included in research and development expenses for the three months ended July 31, 2008 and 2007 was $13,000 and $51,000, respectively, of stock-based compensation. Included in research and development expenses for the nine months ended July 31, 2008 and 2007 was $38,000 and $147,000, respectively, for stock-based compensation.
     For the three months ending October 31, 2008, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended July 31, 2008.

General and Administrative

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
General and administrative expenses	$889	(35)%	$1,377
Percentage of total revenue	24%		29%

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
General and administrative expenses	$3,086	(24)%	$4,051
Percentage of total revenue	25%		24%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expenses decreased by $488,000, or 35%, during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and decreased by $965,000, or 24%, during the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. The decrease in general and administrative expenses was primarily attributable to decreased professional services costs and reduced stock-based compensation expenses. Included in general and administrative expenses for the three months ended July 31, 2008 and 2007 was $98,000 and $197,000, respectively, of stock-based compensation. Included in general and administrative expenses for the nine months ended July 31, 2008 and 2007 was $226,000 and $729,000, respectively, for stock-based compensation.
     For the three months ending October 31, 2008, we anticipate that the dollar amount of general and administrative expenses will be generally consistent with that incurred during the three months ended July 31, 2008.
Equity in Income (Loss) of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of July 31, 2008, the carrying value of our investment of $373,000 was for our 30% ownership in a Chinese company.
Reorganization items

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Reorganization items	$183	n/a	$—

	Nine months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Reorganization items	$1,662	n/a	$—
     Reorganization expense consists of legal and professional fees associated with our Chapter 11 bankruptcy and development of a reorganization plan.

Other Income (Expense), net
     Other income (expense) included the following components for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Interest expense	$(925)	n/a	$—
Interest income	14	(88)%	112

Other income (expense), net	(6)	n/a	20

Total	$(917)		$132

	Nine Months Ended July 31,
	2008	Change	2007
	(Dollars in thousands)
Interest expense	$(925)	n/a	$—
Interest income	115	(67)%	351

Other income (expense), net	503	n/a	29

Total	$(307)		$380

     Interest expense for the three months and nine months ended July 31, 2008 is due to the interest assessed in the July 16, 2008 court order in the Novell litigation as mentioned in Recent Developments.
     Interest income decreased by $98,000 for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and decreased by $236,000 for the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
     Other income (expense), net, decreased $26,000 for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased $474,000 for the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. The nine month increase was primarily attributable to a realized gain as a result of a sale of intellectual property.
Benefit (Provision) for Income Taxes
     The benefit (provision) for income taxes was a $6,000 tax benefit for the three months ended July 31, 2008 and a $28,000 tax provision for the three months ended July 31, 2007, and was a $151,000 tax provision for the nine months ended July 31, 2008 and a $221,000 tax provision for the nine months ended July 31, 2007. Our benefit (provision) for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
Liquidity and Capital Resources
     Our cash and cash equivalents balance decreased from $5,554,000 as of October 31, 2007 to $2,117,000 as of July 31, 2008. As of July 31, 2008, we also had $2,680,000 of restricted cash, of which $1,639,000 is set aside to cover expert and other costs related to the SCO Litigation and $1,041,000 payable to Novell for royalties earned by Novell post bankruptcy petition.
     We intend to use the cash as of July 31, 2008 to run our UNIX business and pursue the SCO Litigation, and believe that we have sufficient liquidity resources to fund our operations through at least April 30, 2009. However, as a result of both the Court’s August 10, 2007 order and our entry into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern.
     We are operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of our business as a going concern is contingent upon, among other things, our ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) reduce payroll and benefits costs and liabilities under the bankruptcy process; (iii) achieve profitability; (iv) achieve sufficient cash flows from operating activities; and (v) obtain financing sources to meet our future obligations. These matters as well as the aforementioned ruling in favor of Novell create substantial doubt about our ability to continue as a going concern.

     Our net cash used in operating activities during the nine months ended July 31, 2008 was $3,602,000 and was attributable to a net loss of $7,623,000, and a net decrease in operating assets and liabilities of $107,000, partially offset by increase in liabilities subject to compromise of $3,343,000 for Novell under the court order as full discussed in Recent Developments and by non-cash items of $785,000.
     Our net cash used in operating activities during the nine months ended July 31, 2007 was $690,000 and was attributable to a net loss of $4,565,000, partially offset by a net increase in operating assets and liabilities of $2,309,000 and non-cash items of $1,566,000.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the nine months ended July 31, 2008, cash provided by investing activities was $104,000, which was from distributions from our 30% ownership in a Chinese company of $114,000, partially offset by the purchases of equipment of $10,000.
     During the nine months ended July 31, 2007, cash provided by investing activities was $2,168,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $2,249,000, offset by purchases of equipment of $81,000.
     Our financing activities provided $22,000 of cash during the nine months ended July 31, 2008, which were generated from proceeds received from the sale of common stock through our employee stock purchase plan.
     Our financing activities provided $493,000 of cash during the nine months ended July 31, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $57,000 and proceeds of $436,000 received from the sale of common stock through our employee stock purchase plan.
     Our net accounts receivable balance decreased from $3,365,000 as of October 31, 2007 to $2,592,000 as of July 31, 2008, primarily as a result of lower sales (and related invoicing) generated during the three months ended July 31, 2008 as compared to the three months ended October 31, 2007. The majority of our accounts receivable are current and our allowance for doubtful accounts was $124,000 as of July 31, 2008, which represented approximately 5 percent of our gross accounts receivable balance. Our write-offs of uncollectible accounts during the three and nine months ended July 31, 2008 and 2007 were not significant.
     We are continuing to pay for expert, consulting and other expenses relating to the SCO Litigation. These expenses have been material in the past and even though we expect these expenses to be lower for the year ending October 31, 2008 as compared to the year ended October 31, 2007, we expect them to continue to be material to our financial statements.
     In addition to the cash expenditures mentioned above, we may pay one or more contingency fees upon certain amounts we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company. On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman P.A. (the “Law Firms”). This Engagement Agreement superseded and replaced the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Law Firms and us in connection with the Law Firms’ representation of us in the SCO Litigation. Berger Singerman P.A. was a member of this group of Law Firms. With our consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. was on November 24, 2004. Further, Berger Singerman P.A. waived its rights under the Engagement Agreement upon the parties’ agreement for Berger Singerman P.A. to represent the Debtors in their bankruptcy cases.
     We may pay one or more contingency fees upon certain amounts that we or our stockholders may receive as a result of a settlement, judgment or a sale of the company. The contingency fee amounts payable to the Law Firms (which no longer includes Berger Singerman P.A.) will be, subject to certain credits and adjustments, as follows:
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
Contractual Obligations
     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending August 31, 2013.
     The following table summarizes our contractual operating lease obligations as of July 31, 2008:

		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
	(In thousands)
Operating lease obligations	$1,414	$216	$768	$430	$—
     As of July 31, 2008, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.
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
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons, including those listed under the section “Risk Factors” under Part II, Item 1A of this Form 10-Q. If additional equity financing is available, it may not be available to us on favorable terms or at all and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired. The restructuring imposed by the Bankruptcy Court may also adversely affect our ability to raise debt or equity capital. Our delisting from NASDAQ will also impair our ability to raise capital.
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
•	Our intention to shortly file papers arguing for the entry of final judgement;

•	Our intention to appeal the adverse August 10, 2007 summary judgment ruling and the July 16, 2008 order, and our belief concerning the strength of our potential appeal;

•	Our belief that the undiscounted future cash flows generated by us will be sufficient to recover the carrying amounts of our long-lived assets over their expected remaining useful lives;

•	Our intention to maintain business operations throughout the reorganization process;

•	Our intention to use our cash, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process;

•	Our intention to continue operating and to file a plan of reorganization with the Bankruptcy Court;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our intention to continue to pursue the SCO Litigation;

•	Our belief that our allowance for doubtful accounts receivable is adequate and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2008 and future periods;

•	Our expectation that for the three months ending October 31, 2008, the dollar amount of sales and marketing expense will be generally consistent with that incurred during the three months ended July 31, 2008;

•	Our expectation that for the three months ending October 31, 2008, the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended July 31, 2008;

•	Our expectation that for the three months ending October 31, 2008, the dollar amount of general and administrative expenses will be generally consistent with that incurred during the three months ended July 31, 2008;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource revenue, and when generated, the revenue will be sporadic and dependent on the outcome of the SCO Litigation;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation that for the year ending October 31, 2008 our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2007 as a result of continued competition and negative publicity;

•	Our intention to use cash to run our UNIX business and pursue the SCO Litigation;

•	Our belief that we have sufficient liquidity resources to fund our operations through at least April 30, 2009;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2008 as compared to the year ended October 31, 2007, that they will continue to be material to our financial statements;

•	Our expectation for the three months ending October 31, 2008 that because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict for the upcoming quarters; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
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
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of July 31, 2008, we did not hold any cost method investments. As of July 31, 2008, the carrying value of our equity method investment of $373,000 was for our 30% ownership in a Chinese company.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2007. In addition, for more information regarding our legal proceedings, please see Note 3 included in Part 1, Item 1. Unaudited Financial Statements — Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. We have included disclosure updating legal proceedings below:
     Novell, Inc. Ruling. On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell case (the “Novell Litigation” and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and the Santa Cruz Operations (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court also ruled that we own the copyrights to post APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court lifted the stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe. Upon the partial lifting of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court lifted the stay, which started on April 29, 2008 and concluded on May 2, 2008.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell is not entitled to revenue from the agreement; (3) the 2003 SCOsource agreement with Sun also contained an authorized incidental SVRx license and Novell is not entitled to revenue attributable to that license; and (4) the same Sun agreement contained an unauthorized amendment of a prior UNIX agreement, and Novell is entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it seeks based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties agree that Novell is entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment cannot be entered because our claims are stayed pending arbitration and the imposition of a constructive trust remains an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
IPO Class Action Matter
     In July 2001, we and several of its former officers and directors (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint, which is now the operative complaint. The complaint seeks unspecified damages and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statement for the Company’s initial public offering was false and misleading because it did not disclose these arrangements.
     The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss with respect to us.
     On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six “focus” cases, which are intended to serve as test cases. Plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit panel denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.
     Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including us, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion.
     Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. We have notified our underwriters and insurance companies of the existence of the claims. We presently believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations, liquidity or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by us.
ITEM 1A. RISK FACTORS
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
     For the years ended October 31, 2007, 2006 and 2005, we incurred net losses applicable to common stockholders of $6,826,000, $16,598,000 and $10,726,000, respectively, and for the nine months ended July 31, 2008 we incurred a net loss of $7,623,000. As of July 31, 2008, our accumulated deficit was $265,989,000.
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
     As of July 31, 2008, we had a total of $2,117,000 in cash and an additional $2,680,000 of restricted cash of which $1,639,000 is to be used to pursue the SCO Litigation. Since October 31, 2004, we have spent a total of $13,361,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.

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
     On May 12, 2008, we filed a motion seeking an extension of our exclusive period to submit and solicit acceptance to an amended or new plan of reorganization. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of our exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following the entry of a final judgment in the Novell Litigation. The hearing on that motion is scheduled for September 16, 2008. If our motion is denied, creditors may file their own proposed plans of reorganization. Plans filed by creditors may be less favorable to our stockholders.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell is not entitled to revenue from the agreement; (3) the 2003 SCOsource agreement with Sun also contained an authorized incidental SVRx license and Novell is not entitled to revenue attributable to that license; and (4) the same Sun agreement contained an unauthorized amendment of a prior UNIX agreement, and Novell is entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it seeks based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties agree that Novell is entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.

     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment cannot be entered because our claims are stayed pending arbitration and the imposition of a constructive trust remains an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under the 2003 SCOsource agreement, Novell agreed that only $625,487 of SCO’s current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
     As a result of this order from the Court, we have accrued $3,473,000 for this contingent liability and related interest. However, we continue to contest this liability. We believe that this order is in error, and that we have strong grounds to overturn it and the August 10, 2007 summary judgment upon appeal.
     We intend to appeal the adverse August 10, 2007 summary judgment ruling and the July 16, 2008 order as soon as Final Judgment is entered upon those orders. However, in the event that our assets are further depleted or frozen, we may not be in a financial position to appeal those rulings.
     Our management and board of directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code on September 14, 2007 was appropriate and necessary. As a result of both the Court’s August 10, 2007 order and our entry into Chapter 11, among other factors, there is substantial doubt about our ability to continue as a going concern including continuing the SCO Litigation or appealing the adverse ruling of August 10, 2007 and the July 16, 2008 order.
     Absent a significant cash payment to Novell being required by the final resolution for the aforementioned court order, we believe that the undiscounted future cash flows generated by us will be sufficient to recover the carrying values of our long-lived assets over their expected remaining useful lives. However, if a significant cash payment is required the carrying amount of our long-lived assets may not be recovered.
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
     On July 16, 2008, the Court overseeing our lawsuit with Novell entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell is not entitled to revenue from the agreement; (3) the 2003 SCOsource agreement with Sun also contained an authorized incidental SVRx license and Novell is not entitled to revenue attributable to that license; and (4) the same Sun agreement contained an unauthorized amendment of a prior UNIX agreement, and Novell is entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it seeks based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties agree that Novell is entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.

     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment cannot be entered because our claims are stayed pending arbitration and the imposition of a constructive trust remains an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2008. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
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
     We must pay one or more contingency fees upon certain amounts that we or our stockholders may receive as a result of a settlement, judgment or a sale of the company. The contingency fee amounts payable to the Law Firms (which no longer includes Berger Singerman P.A.) will be, subject to certain credits and adjustments, as follows:
•	33 percent of any aggregate recovery amounts received up to $350,000,000, reduced by all professional fees previously paid with respect to these proceedings;

•	plus 25 percent of any aggregate recovery amounts above $350,000,000 but less than or equal to $700,000,000;

•	plus 20 percent of any aggregate recovery amounts in excess of $700,000,000.
     The Engagement Agreement specifically provides that, except for the compensation obligations specifically described above, we will not be obligated to pay any legal fees, whether hourly, contingent or otherwise, to the Law Firms, or any other law firms that may be engaged by the Law Firms, in connection with our SCO Litigation through the end of the current litigation between us and IBM, including any appeals.
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of July 31, 2008, we had a total of $2,117,000 in cash and an additional $2,680,000 of restricted cash of which $1,639,000 is to be used to pursue the SCO Litigation. From October 31, 2004 through July 31, 2008, we have spent a total of $13,361,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with the Law Firms in the SCO Litigation. In light of the Chapter 11 filings, the payment of fees under the Engagement Agreement to the Law Firms (other than Berger Singerman P.A.) is subject to Bankruptcy Court approval.
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
     For a further description of recent developments in our litigation with Novell, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Novell, Inc. Ruling. For a further description of the risks we face as a result of filing for Chapter 11, see A long period of operating under Chapter 11 may harm our business, We may not be able to obtain confirmation of our Chapter 11 plan, A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock, and Operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies.

If we are unable to retain key personnel in an intensely competitive environment, our operations could be adversely affected.
     We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During October 2006, and in January 2008, we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team. For a discussion of the risks we face in attracting and retaining employees due to our Chapter 11 filing, see A long period of operating under Chapter 11 may harm our business.
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
     Upon delisting from the Nasdaq Capital Market, our stock is traded on the Pink Sheets. In order to trade on the Pink Sheets, there must be market makers for our stock. Without a number of market makers in our stock, our stock would be less liquid than it would otherwise be, and the value of our stock could decrease. In addition, compliance with the rules and regulations of the Exchange Act relating to “penny stocks” may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.
Our stock price is volatile.
     The trading price for our common stock has been volatile during the last several years and our share price has changed dramatically over short periods. We believe that changes in our stock price are affected by the factors mentioned above as well as from changing public perceptions concerning the strength of the SCO Litigation, developments in our Bankruptcy proceedings and other factors beyond our control. Public perception can change quickly and without any change or development in our underlying business or litigation position. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.
There are risks associated with the potential exercise of our outstanding options.
     As of August 31, 2008, we have issued outstanding options to purchase up to approximately 5,193,000 shares of common stock with an average exercise price of $2.82 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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
ITEM 5. OTHER INFORMATION
     The Company’s lease agreement for its Murray Hill, New Jersey facility with GRE Mountain Heights Property LLC was terminated by the landlord upon exercise of the early termination clause of the agreement. The termination is effective September 18, 2008. The Company is responsible to restore the facility to certain conditions as described in the lease. Management estimates those costs to be approximately $31,000.
     The Company has entered into lease agreement with Vreeland Spvef Venture, LLC dated August 5, 2008 for its New Jersey facility. This facility is located in Florham Park, New Jeresy and is for 9,416 square feet. The lease term is for sixty-one months with monthy base rents of $16,629 for months 1-12; $17,263 for month 13; $18,047 for months 14 -37, and $18,832 for months 38 -61.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7	Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.1	Lease Agreement with Vreeland Spvef Venture, LLC dated August 5, 2008 for lease of Florham Park, New Jersey facility.

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2008	THE SCO GROUP, INC.
	By:	/s/ Kenneth R. Nielsen
Kenneth R. Nielsen
Duly Authorized Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to SCO’s Registration Statement on Form 8A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SCO’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to SCO’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-29911)).

3.6	Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

3.7	Certificate of Correction correcting the Certificate of Designation for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.1	Lease Agreement with Vreeland Spvef Venture, LLC dated August 5, 2008 for lease of Florham Park, New Jersey facility.

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.