Form 10-K
period 2008-10-31
SCO GROUP INC
filed 2009-01-29
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1,548,000 based on the reported last sale price of common stock on April 30, 2008, which was the last business day of the Registrant’s most recently completed second fiscal quarter.
     The number of shares of the Registrant’s common stock outstanding as of January 14, 2009, was 21,588,879.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Form 10-K/A or proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements relating to our business and strategy. These forward-looking statements involve risks and uncertainties. Many forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Forward-looking statements can be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below in the section entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
     As used in the Form 10-K, “SCO” and “OpenServer” are trademarks or registered trademarks of our Company in the United States and other countries. “UNIX” and “UnixWare” are registered trademarks of The Open Group in the United States and other countries. All other brand or product names are or may be trademarks of, and are used to identify the products and services of, their respective owners. As used herein, the “Company” or “us,” “we,” “ours,” or similar terms refer to The SCO Group, Inc. and our subsidiaries.
Overview
     We have ownership rights in the base UNIX operating system technology and are a provider of UNIX-based products and services. We own the business related to this technology as well as innovative mobile software technology. Our core business is to sell and service our UNIX software products to small-to-medium sized businesses and franchisees or branch offices of Fortune 1000 businesses. The products that generate our UNIX revenue are OpenServer and UnixWare. Unless certain assets are sold pursuant to the Amended Reorganization Plan filed by the Company with the U.S. Bankruptcy Court on January 8, 2009, we intend to continue to develop, market and service our UNIX products and services during the year ending October 31, 2009, while at the same time further developing and marketing our mobility products and services for personal and professional productivity-including the innovative FCmobilelife product being marketed by Franklin-Covey Co.
     We will continue our ongoing efforts to establish and protect our intellectual property rights, particularly relating to our ownership interest in the original UNIX source code, including the appeal pending before the United States Court of Appeals for the Tenth Circuit.
Recent Developments
Novell, Inc. Ruling
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell case (“Novell Litigation”) and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and Santa Cruz (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post-APA UnixWare code and derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of the Company’s UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the automatic stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
     On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses. The parties fully briefed the motion, and the Court set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, we filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which we argued, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008.
     From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and on whether we had the authority to enter into those agreements. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated it would attempt to issue a ruling without undue delay.
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that SCO had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx License that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because certain of our claims are stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the Court. On January 23, 2009, we filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless we are successful in our motion that the Court handle the appeal on an expedited basis.
     As a result of the Court’s judgment against us, as of October 31, 2008, we have accrued $3,518,000 for this contingent liability and related interest. However, we, continue to contest this liability. We believe that this judgment is in error, and that we have strong grounds to have the adverse rulings embodied in the Final Judgment overturned on appeal. However, in the event that our assets are further depleted or frozen, we may not be in a financial position to appeal those rulings.
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
     On February 13, 2008, we entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby SNCP agreed to provide financing to fund our plan of reorganization filed on February 29, 2008. On the same day, we filed a disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
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

     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion was conducted on September 16, 2008, at which time the Bankruptcy Court granted the motion for an extension of our exclusive periods to submit and solicit acceptance of a plan of reorganization to December 31, 2008.
     On January 8, 2009, the Debtors filed its Amended Reorganization Plan and Disclosure statement. Under the proposed plan, we intend to hold an open auction to sell certain assets of the Company including our mobility business assets and our OpenServer operating system assets and business. Through this sale, the Debtors hope to obtain enough consideration to pay its creditors and continue its operations as set forth in the plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, we will scale back our operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain Company assets are not sold, we will continue to sell and support our UNIX and mobility business and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “True-up” licensing program with current customers, (c) reducing overall operating costs (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware; and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
     If our Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that our bankruptcy case could be converted to a liquidation under Chapter 7 and we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity; and stockholders would likely receive nothing from the liquidation.
     As a result of the Court’s August 10, 2007 and July 16, 2008 rulings and the uncertainties surrounding the confirmation of our Amended Reorganization Plan, among other matters, there is substantial doubt about our ability to continue as a going concern. In connections with these developments, management recorded an impairment of the carrying value of our long-lived assets of $276,000 during the year ended October 31, 2008.
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
     The original UNIX operating system was conceived on the premise that an operating system should be easily adapted to a broad range of hardware platforms and should provide a simple way of developing programs. Over the years, the UNIX operating system has been adapted for almost every OEM’s hardware architecture, and today UNIX has achieved the goal of seamlessly sharing data across heterogeneous environments. We have certain ownership and other rights relating to the UNIX operating system, which we, with approval from the Bankruptcy Court, intend to continue to enforce and protect.
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
     We also have a seasoned, mature sales channel of resellers focused on the small-to-medium business market. This channel is a unique asset that should allow us to continue to provide reliable UNIX operating systems for small-to-medium business customers.
     Unless certain assets are sold as explained above, for the fiscal year ending October 31, 2009, we plan to continue to focus our UNIX development resources on our current UNIX products. In addition, we will focus other engineering resources on our mobility products and services for personal and professional productivity. We expect that these mobility products and services will enable easy, secure, real-time mobile access to all kinds of information stored in enterprise and web-based systems without the need for direct connection between end-point devices and those systems.
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

     We believe that we compete favorably with many of our operating system competitors in a number of respects, including product performance, functionality and networking capability. Notwithstanding these factors, our revenue has declined over the last several years. Many of our competitors are significantly larger than we are and have much greater access to funding, technical expertise, marketing, and research and development. In addition, many of our competitors have established brand recognition and market presence that may prevent us from obtaining or retaining market share. Additionally, the assertion of our legal rights relating to our UNIX ownership, the negative ruling in our litigation with Novell, and our recent Chapter 11 filing have resulted in us becoming the focus of a significant amount of negative publicity from various sources that has to some degree hampered our ability to compete favorably.
     The success of our UNIX business will, in large measure, depend on the level of commitment and certification we receive from industry partners and developers. In recent years, we have seen hardware and software vendors as well as software developers turn their certification and application development efforts toward Linux and elect not to continue to support or certify to our UNIX operating system products. This trend continued for the year ended October 31, 2008, and we believe that it will continue during the year ending October 31, 2009. If this trend does continue as expected, our competitive position will continue to be adversely impacted and our future revenue from our UNIX business will decline, possibly at an even faster rate than it has declined over the last several years. The decline in our UNIX business may be accelerated if industry partners withdraw their support from us as a result of our litigation with IBM, Novell and Red Hat (the “SCO Litigation”) and our Chapter 11 bankruptcy filing.
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
Products and Services
     OpenServer. OpenServer is our UNIX-based offering targeted at small-to-medium businesses and branch offices of large enterprises. Businesses use OpenServer to simplify and speed business operations, better understand and respond to their customers’ needs and achieve a competitive advantage. OpenServer excels at running multi-user, transaction and business applications, communications gateways, and mail and messaging servers in both host and client/server environments. We continue to fully support existing users of OpenServer, keeping the operating system current as well as obtaining certain hardware certifications. The latest major release, OpenServer 6, began shipping in June 2005.
     UnixWare. UnixWare is our UNIX-based offering targeted at medium businesses and enterprise customers. UnixWare is an advanced deployment platform for industry standard Intel processor systems. UnixWare is a foundation for solutions where proven scalability, reliability and affordability are critical. UnixWare includes enhancements and refinements to the UNIX platform, representing added value for existing UnixWare customers. The latest major release of UnixWare, UnixWare 7.1.4, began shipping in May 2004.
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
     Mobility Products and Services. Our new Mobility Server product provides a secure, reliable connection point between handheld devices and corporate infrastructure applications and servers; a HipCheck Service which enables pro-active mobile administration for UNIX and Windows servers; a Shout product which enables users to communicate multimedia messaging to groups of any size via a mobile smart phone or rich media web landing page; and a Shout Postcard product which allows users to send virtual postcards from their smart phone, and Me Inc. Mobile (branded FCmobilelife by Franklin Covey Co., a collaborative time and task management tool which allows users to set appointments, connect with others, create tasks, track goals and blog with associates using their web browser or Smartphones such as Windows Mobile, Blackberry or iPhone devices.
Strategic Alliances
     We have business alliances with a number of key global industry partners. These relationships encompass product integration, two-way technology transfers, product certification, channel partnerships and revenue generating initiatives in areas of product bundling, OEM agreements and training and education. The objectives of these partnerships include providing complete hardware and software UNIX solutions and mutually developing our sales and distribution channel by coordinating marketing initiatives in creating awareness for our products. We also have alliances with a number of solution providers who write and develop custom applications to run on UNIX operating systems. Most of our small business customers that cannot afford high-end solutions or an information technology staff rely on one of our channel partners for these services. Maintaining these strategic alliances for the year ending October 31, 2009 will be critical to our UNIX business. We intend to continue to keep relationships with key partners in certain vertical markets such as retail point-of-sale, manufacturing, accounting and medical/pharmaceutical where our UNIX operating systems have an existing presence. Our efforts to maintain or expand industry partnerships may be adversely impacted by issues related to the SCO Litigation.
Sales and Marketing
     Our UNIX sales and marketing and field operations are organized by geographic area: our Americas division and our International division. Each division includes a sales organization, field marketing, pre- and post-sales technical support, and local professional services personnel.
     Americas. The Americas team has field sales and support personnel located around the United States, Latin America and Canada. This region delivered approximately 43% of the total revenue for the year ended October 31, 2008. The sales team is organized into Area Sales Managers (“ASMs”) who each manage a specific geographic area and support our resellers and channel partners as well as service our corporate account customer base, including OEM partners. ASMs have the following specific roles:
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
     International. The International region delivered approximately 57% of the total revenue for the year ended October 31, 2008 and includes EMEA (Europe, the Middle East, India and Africa) and Asia Pacific. We have resources, employees or contractors in the United Kingdom, Germany, France, Italy, China, Korea, Netherlands, Eastern Europe, India, and Japan. The country sales teams perform the same functions as the Americas sales team, including channel sales, corporate account sales and OEM sales. In the International division, particularly in smaller countries, one sales representative will manage both channel and major account sales within that country. The International division also uses local distributors in each location to process all channel orders.
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

We incurred $3,684,000, $6,077,000 and $8,045,000 in research and development expense during the years ended October 31, 2008, 2007 and 2006, respectively.
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
Intellectual Property Protection
     Our intellectual property protection efforts rely primarily on a combination of contract rights, copyright laws and an aggressive legal strategy. We also require that our employees and consultants sign confidentiality and nondisclosure agreements. We also regulate access to, and distribution of, our documentation and other proprietary information.
     We cannot guarantee the success of our SCO Litigation and other efforts to protect and enforce our intellectual property rights, but we will continue to seek to enforce and pursue these rights through the judicial system including through the appeal we have recently filed with the United States Court of Appeals for the Tenth Circuit. Additionally, we cannot be certain that we will succeed in preventing the future misappropriation of our proprietary information including copyrights and other intellectual property rights or that we will be able to prevent the unauthorized future use of our technology.
Employees
     As of October 31, 2008, we had a total of 63 full-time equivalent employees. Of the total employees, 21 were in product development, 24 in sales and marketing, 4 in services, 2 in customer delivery and manufacturing, 2 in SCOsource and 10 in administration (which includes finance, human resources, executive management and information systems). From time to time, we also engage independent contractors to support our professional services, product development, sales and marketing organizations. Our employees are not represented by any labor union and are not subject to a collective bargaining agreement, and we have never experienced a work stoppage. In general, we believe our relations with our employees are good. We anticipate a further reduction in force as a result of our Amended Reorganization Plan and Disclosure Statement filed on January 8, 2009 with the Bankruptcy Court, in an effort to continue to reduce operating costs to allow us to emerge from Chapter 11 bankruptcy.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-K, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.

     Our year ended October 31, 2003 was the first and only full year we were profitable in our operating history. Our profitability for the year ended October 31, 2003 resulted primarily from our SCOsource business. For the years ended October 31, 2008, 2007 and 2006, we incurred net losses of $8,687,000 $6,826,000 and $16,598,000, respectively. As of October 31, 2008, our accumulated deficit was $267,053,000.
     If our revenue from the sale of our UNIX products and services continues to decline, or if we continue to devote significant cash resources to the SCO Litigation, we will need to further reduce operating expenses to generate positive cash flows. During October 2006 and January 2008, we implemented a reduction in force and decreased our ongoing operating expenses in an effort to decrease our total costs. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.
     As of October 31, 2008, we had a total of $1,237,000 in cash and cash equivalents and an additional $1,534,000 is to be used to pursue the SCO Litigation and to cover any amounts required to be put into constructive trust under the Novell judgment. Since October 31, 2004, we have spent a total of $13,447,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
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
We may not be able to obtain confirmation of our Chapter 11 plan; we may not be able to emerge from bankruptcy and our assets may be liquidated.
     To successfully emerge from Chapter 11 as a viable entity, one must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Chapter 11 plan of reorganization (the “Plan”), solicit and obtain the requisite acceptances of the Plan, and fulfill other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.
     On February 29, 2008, we filed a Plan and a Disclosure Statement with the United States Bankruptcy Court. A hearing for approval of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding our progress towards a new Memorandum of Understanding (“MOU”) with Stephen Norris Capital Partners, LLC. Therefore, we indicated that we were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
     On May 12, 2008, we filed a motion seeking an extension of our exclusive period to submit and solicit acceptance to an amended or new plan of reorganization. At the hearing to consider that motion on June 17, 2008, the Bankruptcy Court granted the motion. The Debtors filed another motion for an extension of our exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following the entry of a final judgment in the Novell Litigation. The hearing on that motion was held on September 16, 2008. The Bankruptcy Court granted the motion for an extension of our exclusive period to submit a plan of reorganization to December 31, 2008 and 60 days thereafter for the solicitation of acceptances of that plan.
     On January 8, 2009, we filed our Amended Reorganization Plan and Disclosure Statement. Under the proposed Plan, we intend to hold an open auction to sell certain assets including our mobility business assets and our OpenServer operating system assets and business. Through this sale, we hope to obtain enough consideration to pay our creditors and continue operations as set forth in the Plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, we will scale back our operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain SCO assets are not sold, we will continue to sell and support our UNIX and mobility business and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “True-up” licensing program with current customers, (c) reducing overall operating costs (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware; and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
     If our Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that our bankruptcy case could be converted to a liquidation under Chapter 7 and we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity and stockholders would likely receive nothing from the liquidation.
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
We suffered a significant setback in our lawsuit with Novell that has significantly limited our claims and raises substantial doubt about our ability to continue as a going concern and we may not prevail in our lawsuits with IBM, Novell and others.

     On August 10, 2007, the Court ruled in favor of Novell on several of the summary judgment motions that were pending. The effect of these rulings was to significantly reduce or to eliminate certain of our claims in both the Novell and IBM cases, and possibly others. The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the APA and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post-APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements were attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court in Utah on the allocation of proceeds from the SCOsource agreements and the question of SCO’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell.
     From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and whether we had the authority to enter into those agreements. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell, therefore, reduced the principal amount of its claim to $19,979,561. The Court also heard oral argument on the motions filed by us and Novell. After the trial and arguments the Court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that we had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because our claims were stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under the 2003 SCOsource agreement, Novell agreed that only $625,487 of SCO’s current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.

     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the Court. On January 23, 2009, we filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless we are successful in our motion that the Court handle the appeal on an expedited basis. We believe that we have a strong basis for the appeal but we cannot predict or guarantee success on appeal; on average success on an appeal such as this is less than fifty percent.
     As a result of this Final Judgment against us, as of October 31, 2008,we have accrued $3,518,000 for this contingent liability and related interest. However, we continue to contest this liability. We believe that this judgment is in error, and that we have strong grounds to have the adverse rulings embodied in the Final Judgment overturned upon appeal. However, in the event that our assets are further depleted or frozen, we may not be in a financial position to appeal those rulings.
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
     In August 2003, Red Hat brought a lawsuit against us asserting that the Linux operating system does not infringe our UNIX intellectual property rights and seeking a declaratory judgment for non-infringement of copyrights and non-misappropriation of trade secrets. In addition, Red Hat claims that we have engaged in false advertising in violation of the Lanham Act, deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, and trade libel and disparagement. This case is currently stayed pending the resolution of our suit against IBM and because of the bankruptcy cases. If Red Hat is successful in its claim against us, our business and results of operations could be materially harmed.
Our Engagement Agreement with the Law Firms representing us in the SCO Litigation requires us to pay for expert, consulting and other costs, which could harm our liquidity position.
     On October 31, 2004, we entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman P.A. (the “Law Firms”). This Engagement Agreement superseded and replaced the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Law Firms and us in connection with the Law Firms’ representation of us in the SCO Litigation. Berger Singerman P.A. was a member of this group of Law Firms. With our consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. with regard to that representation was on November 24, 2004.
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
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of October 31, 2008, we had a total of $1,237,000 in cash and cash equivalents and an additional $1,554,000 of restricted cash to be used to pursue the SCO Litigation and to cover any amounts required to be put into constructive trust under the Novell judgment. Since October 31, 2004, we have spent a total of $13,447,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with the Law Firms in the SCO Litigation. In light of the Chapter 11 filings, these arrangements are subject to Bankruptcy Court approval.
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
     Factors that may affect our results include:
•	our ability to operate effectively under Chapter 11 protection and changes in business attitudes toward UNIX as a viable operating system compared to other competing operating systems, especially Linux, as well as the possibility that the automatic stay triggered by our Chapter 11 filing will be lifted or modified, or our reorganization plan will not be confirmed by the Bankruptcy Court;

•	the outcome of pending litigation with Novell and pending motions for summary judgment in our lawsuit with IBM, adverse rulings relating to IBM’s counterclaims, and results of, developments in, or costs of the SCO Litigation as well as adverse publicity regarding our business and the SCO Litigation;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•	the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	the contingency and other costs we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights;

•	changes in attitudes of customers and partners due to the decline in our UNIX business and our position against the inclusion of our UNIX code and derivative works in Linux; and

•	the activities of short sellers.
     We also experience fluctuations in operating results in interim periods in Europe and the Asia Pacific region due to seasonal slowdowns and economic conditions in these areas. Seasonal slowdowns in these regions typically occur during the summer months.
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
     We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During January 2008, we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our Chief Executive Officer, and Ryan E. Tibbitts, our General Counsel. For a discussion of the risks we face in attracting and retaining employees due to our Chapter 11 filing, see “A long period of operating under Chapter 11 may harm our business.”
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
     As a result of our having filed for protection under Chapter 11 of the U.S. Bankruptcy Code, Nasdaq used its authority under Marketplace Rules 4300, 4450(f) and IM-4300 to de-list our securities from The Nasdaq Capital Market.
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
     As of December 31, 2008, we have issued outstanding options to purchase up to approximately 5,188,000 shares of common stock with an average exercise price of $2.82 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We are headquartered in Lindon, Utah, where we lease administrative, sales and marketing facilities. We lease additional facilities for administration, sales and marketing and product development in Florham Park, New Jersey. The lease for our Lindon, Utah facilities expired December 31, 2008 and is currently month-to-month. The lease for our Florham Park, New Jersey facilities expires October 2013.
     Our international field operations occupy leased facilities in France, Japan, Germany, India, and the United Kingdom. The leases for these field operation facilities expire at various dates through our fiscal year ending October 2011.
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
     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion was conducted on September 16, 2008, at which time, the Bankruptcy Court granted the motion for an extension of our exclusive periods to submit and solicit acceptance of a plan of reorganization to December 31, 2008.
     On January 8, 2009, the Debtors filed its Amended Reorganization Plan and Disclosure statement. Under the proposed plan, the Debtors intend to hold an open auction to sell certain of its assets including its mobility business assets and its OpenServer operating system assets and business. Through this sale, the Debtors hope to obtain enough consideration to pay its creditors and continue its operations as set forth in the plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, we will scale back our operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain company assets are not sold, we will continue to sell and support our UNIX and mobility business and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “True-up” licensing program with current customers, (c) reducing overall operating costs (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware; and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
     Under the supervision of the Bankruptcy Court, the Company may decide to pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships. For a further description of our bankruptcy filing, see “Item 1—Recent Developments, Bankruptcy Filing.”
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
     On or about March 6, 2003, we notified IBM that IBM was not in compliance with our UNIX source code license agreement and on or about June 13, 2003, we delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, we sent a similar notice terminating the Sequent source code license. IBM disputes our right to terminate those licenses. If our termination of those licenses was valid we believe that IBM is exposed to substantial damages and injunctive relief based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent us a notice purporting to waive our claims against IBM regarding its license breaches. We did not believe that Novell had the right to take any such action relative to our UNIX source code rights.
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

     Both parties have filed expert reports and substantially finished expert discovery. IBM filed six motions for summary judgment which, if granted in whole or in substantial part, could resolve our claims in IBM’s favor or substantially reduce our claims. We filed three motions for summary judgment. The summary judgment motions were heard by the Court in March 2007 and a trial date has been postponed pending resolution of the Novell matter.
     As a result of the Court’s order of August 10, 2007, in the SCO v. Novell case, several of our claims against IBM may be dismissed. These claims include our claims that IBM breached its UNIX license agreement and our claims arising from our termination of IBM’s license. We believe that the Court’s August 10, 2007 ruling does not resolve certain claims in the IBM case, or aspects of those claims, including our claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s ruling of August 10, 2007 in the Novell case resolves all of our claims against IBM in IBM’s favor, but we dispute this position. IBM’s counterclaims against us would remain in the case subject to pending motions for summary judgment. The IBM case is also currently stayed due to our Chapter 11 bankruptcy cases.
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
     The three-person arbitration panel has been selected for the SuSE arbitration but that process is stayed by the bankruptcy cases.
     In September 2006, Novell filed an Amended Counterclaim asserting nine claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue we collected from Sun and Microsoft in 2003. Novell moved for a preliminary injunction and partial summary judgment. We opposed these filings and filed a cross-motion for partial summary judgment. Those motions were argued on January 23, 2007, before the District Court. On December 1, 2006, Novell filed a motion for summary judgment on its Fourth Counterclaim, asking the Court to rule that Novell had retained broad waiver rights and other rights over SVRx licenses it transferred under the 1995 Asset Purchase Agreement. With our opposition to this motion, we filed our own cross motion for summary judgment, asking the Court to rule that Novell’s retained rights are much narrower than it claims.
     On April 9, 2007, we filed a Motion for Partial Summary Judgment on Novell’s First, Second, and Fifth Causes of Action and for Summary Judgment on Novell’s First Counterclaim, arguing that Novell transferred the UNIX and UnixWare copyrights under the plain language of the amended 1995 Asset Purchase Agreement, as confirmed by testimony of at least nine witnesses, including Novell’s own CEO at the time of the Agreement. On April 20, 2007, Novell filed motions for summary judgment asking the Court to rule that Novell retained the UNIX and UnixWare copyrights under the Asset Purchase Agreement, that the Company did not meet its burden of establishing special damages on its slander of title claim, that Novell retained broad rights to waive the Company’s contract claims against IBM, and that the portion of the Company’s contract and unfair competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. We filed our own motions for summary judgment seeking a ruling that we own the UNIX and UnixWare copyrights, and that Novell’s retained rights are much narrower than Novell now claims. On May 31 and June 4, 2007, the Court heard oral argument on these motions and the pending motion and cross-motion for summary judgment on Novell’s Fourth Counterclaim, taking the motions under advisement.
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell case (the “Novell Litigation” and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and The Santa Cruz Operations (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court also ruled that we own the copyrights to post APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements were attributable to such SVRx licenses and should be remitted to Novell as well as whether we had authority to enter into such SVRx licenses. The potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy automatic stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
     From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and on whether we had the authority to enter into those agreements, as explained above. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.

     On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses. The parties fully briefed the motion, and the Court set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, we filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which we argued, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008.
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements and that we had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because our claims were stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the Court. On January 23, 2009, we filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless we are successful in our motion that the Court handle the appeal on an expedited basis.
IPO Class Action Matter
     In July 2001, we and several of our former officers and directors (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint, which is now the operative complaint. The complaint seeks unspecified damages and alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statement for the Company’s initial public offering was false and misleading because it did not disclose these arrangements.
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
     Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. We have notified our underwriters and insurance companies of the existence of the claims. We presently believe, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations, liquidity or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by us.
     On November 20, 2008, the Bankruptcy Court entered an order, based on a stipulation of the parties, that the plaintiffs in the IPO case would not pursue assets of the company in connection with the case but would only look to insurance coverage to cover any damages that may be awarded to plaintiffs in that case. On October 10, 2008, the judge in the IPO case granted plaintiffs’ request to withdraw, without prejudice, their motion for class certification in the case.
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

AutoZone, Inc.
     On March 2, 2004, we filed suit against AutoZone, Inc., in the Federal District Court for the District of Nevada (the “Nevada District Court”). We brought a single claim for copyright infringement based on AutoZone’s use of UNIX copyrighted materials in Linux and asked the Nevada District Court to impose a preliminary injunction against AutoZone. On August 6, 2004, the Nevada District Court granted AutoZone’s motion to stay the case pending resolution of the IBM, Novell, and Red Hat litigations. During the limited discovery that the Nevada District Court permitted, SCO confirmed that AutoZone had also made unauthorized use of materials from SCO’s OpenServer operating system in migrating to Linux. On September 22, 2008, the Nevada District Court held a status conference on the case and decided to lift the stay effective December 31, 2008. On January 6, 2009, the assigned Magistrate Judge issued an order directing the parties to file a proposed discovery plan and scheduling order by January 16, 2009. On that date, the parties filed a Joint Discovery Plan and Scheduling Order proposing January 15, 2010, as the deadline for the parties to complete fact discovery.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the three months ended October 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
     Our common stock initially traded on The Nasdaq National Market beginning in March 2000, and traded on The Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) from February 2003 to December 2007. In December 2007, our stock began trading on the Pink Sheets. In September 2002, we changed our trading symbol from “CALD” to “SCOX.” In December 2007, our trading symbol changed to “SCOXQ.PK.” The table below sets forth the range of high and low closing prices of our common stock as reported on The Nasdaq Capital Market or the Pink Sheets, as applicable, for the last two years.

	SCO Common Stock
	High	Low
Year Ended October 31, 2008
Quarter ended January 31, 2008	$0.34	$0.05
Quarter ended April 30, 2008	0.40	0.06
Quarter ended July 31, 2008	0.40	0.10
Quarter ended October 31, 2008	0.29	0.09

Year Ended October 31, 2007
Quarter ended January 31, 2007	$2.98	$0.85
Quarter ended April 30, 2007	1.19	0.82
Quarter ended July 31, 2007	2.21	0.77
Quarter ended October 31, 2007	1.66	0.15
     On January 14, 2009, the closing sales price for our common stock as reported on the Pink Sheets was $0.13. As of January 14, 2009, there were 257 holders of common stock of record.
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
Issuer Purchases of Equity Securities
     During the three months ended October 31, 2008, we did not purchase any of our equity securities.
Item 6. Selected Financial Data
     The following selected financial data set forth below should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 of this Form 10-K. The selected statement of operations data for the years ended October 31, 2008, 2007 and 2006 and the selected balance sheet data as of October 31, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements and related notes in this Form 10-K.
     The selected statement of operations data for the years ended October 31, 2005 and 2004 and the selected balance sheet data as of October 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not appearing in this Form 10-K.

	Years Ended October 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Selected Statement of Operations Data:
Total revenue	$15,568	$21,656	$29,239	$36,004	$42,809
Gross margin	$9,715	$14,785	$12,036	$17,691	$15,711
Loss from operations	$(6,157)	$(6,505)	$(17,357)	$(11,899)	$(28,573)
Net loss	$(8,687)	$(6,826)	$(16,598)	$(10,726)	$(16,227)

Basic net loss per common share	$(0.40)	$(0.32)	$(0.80)	$(0.60)	$(1.07)
Diluted net loss per common share	$(0.40)	$(0.32)	$(0.80)	$(0.60)	$(1.07)
Weighted average basic common shares	21,589	21,264	20,802	17,924	15,155
Weighted average diluted common shares	21,589	21,264	20,802	17,924	15,155

	As of October 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$1,237	$5,554	$5,369	$4,272	$12,693
Working capital	2,273	6,445	7,144	8,669	15,413
Total assets	7,983	14,309	23,409	28,948	55,400
Long-term liabilities	68	182	192	338	343
Liabilities subject to compromise	6,700	3,365	—	—	—
Common stock subject to rescission	—	—	—	1,018	528
Total stockholders’ (deficit) equity	(4,130)	3,754	8,082	11,337	21,702
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal year ended October 31, 2008. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Recent Developments
Novell, Inc. Ruling
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell case (“Novell Litigation”) and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and

Santa Cruz (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post-APA UnixWare derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 and thereafter included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements were attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
          The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the automatic stay applies to the SuSE arbritation proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
          On December 21, 2007, Novell filed a motion for summary judgment on the issue of whether we had the authority to enter into the SCOsource licenses. The parties fully briefed the motion, and the Court set oral argument on this and any other pending motions for summary judgment for April 30, 2008. On March 7, 2008, we filed a Motion for Judgment on the Pleadings on Novell’s Claims for Money or Claim for Declaratory Relief, in which we argued, based on Novell’s version of the facts, that either its claims for money from SCOsource agreements or its claim seeking a declaration that SCO lacked the authority to enter into those agreements must fail. The Court heard oral arguments on this motion, as well as Novell’s pending motion for summary judgment, on the second day of trial, April 30, 2008.
          From April 29 through May 2, 2008, the Court held a bench trial on Novell’s monetary claim for certain portions of fees we received from the SCOsource agreements and on whether we had the authority to enter into those agreements. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to us by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.
          On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that we had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
          In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because certain of our claims were stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
          On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the Court. On January 23, 2009, we filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless we are successful in our motion that the Court handle the appeal on an expedited basis.
          As a result of the Court’s judgment against us, as of October 31, 2008. we have accrued $3,518,000 for this contingent liability and related interest. However, we, continue to contest this liability. We believe that this judgment is in error, and that we have strong grounds to have the adverse rulings embodied in the Final Judgment overturned on appeal. However, in the event that our assets are further depleted or frozen, we may not be in a financial position to appeal those rulings.
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
          On February 13, 2008, we entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC, a Delaware limited liability company (“SNCP”), whereby SNCP agreed to provide financing to fund our plan of reorganization filed on February 29, 2008. On the same day, we filed a disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
          On February 29, 2008, the Debtors filed their joint Chapter 11 Plan of Reorganization (the “Plan”) and Disclosure Statement in Connection with the Plan (the “Disclosure Statement”). A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding the Debtors’ progress towards a new Memorandum of Understanding (“MOU”) with SNCP. Therefore, the Debtors indicated that they were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
          On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion was conducted on September 16, 2008 at which time the Bankruptcy Court granted the motion for an extension of our exclusive periods to submit and solicit acceptance of a plan of reorganization to December 31, 2008.
          On January 8, 2009, the Debtors filed its Amended Reorganization Plan and Disclosure statement. Under the proposed plan, the Debtors intend to hold an open auction to sell certain of their assets including their mobility business assets and their OpenServer operating system assets and business. Through this sale, the Debtors hope to obtain enough consideration to pay their creditors and continue their operations as set forth in the plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, we will scale back our operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain company assets are not sold, we will continue to sell and support our UNIX and mobility business and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “True-up” licensing program with current customers, (c) reducing overall operating costs, (d) deliver SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware; (e) ship FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
          As a result of both the Court’s August 10, 2007 and July 16, 2008 ruling and the uncertainties surrounding the confirmation of the Company’s Amended Reorganization Plan, among other matters, there is substantial doubt about the Company’s ability to continue as a going concern. In connection with these developments, management recorded an impairment of the carrying value of the Company’s long-lived assets of $276,000 during the year ended October 31, 2008.
Business Focus
          UNIX Business. Our UNIX business serves the needs of small-to-medium businesses as well as replicated site franchisees of Fortune 1000 companies, by providing reliable, cost effective UNIX software technology for distributed, embedded and network-based systems. Our UNIX business includes our mobility product and services offerings. Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers. We have a presence in a number of countries that provide support and services to customers and resellers. The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.

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
          The following table and footnote shows the operating results of the UNIX business for the years ended October 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Revenue	$15,568	$21,623	$29,123
Cost of revenue	2,053	3,291	4,896

Gross margin	13,515	18,332	24,227

Sales and marketing	8,255	9,686	12,048
Research and development	3,684	6,077	7,666
General and administrative	3,657	5,527	6,669
Impairment of long-lived assets	276	—	—
Other (1)	—	—	2,371

Total operating expenses	15,872	21,290	28,754

Loss from operations	$(2,357)	$(2,958)	$(4,527)

(1)	Other expense for the year ended October 31, 2006 represented amortization of intangibles. The intangibles became fully amortized in October 2006.
          Revenue from our UNIX business decreased by $6,055,000, or 28%, for the year ended October 31, 2008 compared to the year ended October 31, 2007. Revenue from our UNIX business decreased $7,500,000, or 26%, for the year ended October 31, 2007 compared to the year ended October 31, 2006. The revenue from our UNIX business has been declining over the last several years primarily as a result of continued competition from alternative operating systems, particularly Linux and from the negative publicity of the SCO Litigation. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business revenue because users of Linux generally do not pay for the operating system itself, but for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
          Operating expenses for our UNIX business were $28,754,000 for the year ended October 31, 2006 and were $21,290,000 for the year ended October 31, 2007 and decreased to $15,872,000 for the year ended October 31, 2008. The decrease in operating expenses for the year ended October 31, 2008 was primarily attributable to cost reduction strategies implemented in January 2008 including staff reductions and related costs as a result of those reductions.
          The decline in our UNIX business revenue may be accelerated if industry partners withdraw their support as a result of our SCO Litigation or Chapter 11 bankruptcy filing. The decline in our UNIX business, the SCO Litigation and our Chapter 11 bankruptcy filing may cause industry partners, developers and hardware and software vendors to choose not to support or certify to our UNIX operating system products. This would lead to an accelerated decline in revenue from our UNIX business.
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
          The following table shows the results of operations for the SCOsource business for the years ended October 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Revenue	$—	$33	$116
Cost of revenue	3,800	3,580	12,307

Gross deficit	(3,800)	(3,547)	(12,191)

Sales and marketing	—	—	1
Research and development	—	—	379
General and administrative	—	—	259

Total operating expenses	—	—	639

Loss from operations	$(3,800)	$(3,547)	$(12,830)

          Revenue from our SCOsource business for the years ended October 31, 2007 and 2006 was primarily attributable to sales of our SCOsource IP agreements.
          Cost of revenue from the SCOsource business was $12,307,000 for the year ended October 31, 2006, $3,580,000 for the year ended October 31, 2007 and increased to $3,800,000 for the year ended October 31, 2008. Cost of revenues for 2008 was principally due to the Court’s negative monetary judgment related to the Novell claims against the Company of $2,548,000 and legal fees and other costs of $1,252,000. Cost of revenue for 2006 and 2007 were primarily comprised of legal fees and other costs and expenses incurred in connection with the SCO Litigation. During the year ended October 31, 2006, we made the final quarterly payment of $2,000,000 to Boies, Schiller & Flexner LLP and Kevin McBride (the “Law Firms”) (which quarterly payments ended during the three months ended January 31, 2006). Berger Singerman, P.A. (“Berger”) was also a member of this group of Law Firms. With the consent of the Company, the engagement of this firm was mutually terminated. The last payment received by Berger was during November 2004. In addition to the expenses incurred above, we must pay one or more contingency fees upon any amount that we or our stockholders may receive as a result of a settlement, judgment, or a sale of our Company.
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
          Valuation Allowances Against Deferred Income Tax Assets. The amount, and ultimate realization, of our deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We provided a valuation allowance of $82,786,000 against our entire net deferred income tax assets as of October 31, 2008. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.

          Litigation Reserves.
          We are party to a number of legal matters described in more detail elsewhere in this Form 10-K, including under Part I, Item 3 – Legal Proceedings. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. As of October 31, 2008, we have accrued $3,518,000, including interest, for the Novell claim as a result of the court order of July 16, 2008. This contingent liability is included in the caption Liabilities Subject to Compromise. However, we continue to contest this liability. We believe that this judgment is in error, and that we have strong grounds to overturn it and the August 10, 2007 summary judgment upon appeal.
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
          Due to uncertainties surrounding the Novell judgment and our ability to emerge from bankruptcy, including confirmation of our plan of reorganization by the bankruptcy court, we recorded an impairment of our long-lived assets of $276,000 during the year ended October 31, 2008.
          Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and a specific review of customer balances to determine expected collectibility. Our policies for determining allowances for doubtful accounts receivable have been applied consistently. Our allowance for doubtful accounts receivable was $94,000 as of October 31, 2008. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash position.

Results of Operations
     The following table presents our consolidated results of operations for the years ended October 31, 2008, 2007 and 2006:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Revenue:
Products	$12,974	$17,488	$24,063
SCOsource	—	33	116
Services	2,594	4,135	5,060

Total revenue	15,568	21,656	29,239

Cost of revenue:
Products	858	1,329	2,064
SCOsource	3,800	3,580	12,307
Services	1,195	1,962	2,832

Total cost of revenue	5,853	6,871	17,203

Gross margin	9,715	14,785	12,036

Operating expenses:
Sales and marketing	8,255	9,686	12,049
Research and development	3,684	6,077	8,045
General and administrative	3,657	5,527	6,928
Impairment of long-lived assets	276	—	—
Amortization of intangibles	—	—	2,371

Total operating expenses	15,872	21,290	29,393

Loss from operations	(6,157)	(6,505)	(17,357)
Equity in income (loss) of affiliate	(17)	108	91
Reorganization items	(1,773)	(700)	—
Other income (expense), net	(454)	508	759
Provision for income taxes	(286)	(237)	(91)

Net loss	$(8,687)	$(6,826)	$(16,598)

Years Ended October 31, 2008, 2007 and 2006
Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Revenue	$15,568	(28)%	$21,656	(26)%	$29,239
     Revenue for the year ended October 31, 2008 decreased by $6,088,000, or 28%, from the year ended October 31, 2007 and revenue for the year ended October 31, 2007 decreased by $7,583,000, or 26%, from the year ended October 31, 2006. These decreases were primarily attributable to continued decreases in UNIX products and services revenue as a result of continued competition from other operating systems, primarily Linux, and from continuing negative publicity from the SCO Litigation and the Company’s filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	2008	Change	2007	Change	2006
	(Dollars in thousands)
UNIX revenue	$15,568	(28)%	$21,623	(26)%	$29,123
Percentage of total revenue	100%		100%		100%
SCOsource revenue	—	na	33	(72)%	$116
Percentage of total revenue	0%		0%		0%
     The decrease in revenue in the UNIX business of $6,055,000, or 28%, for the year ended October 31, 2008 compared to the year ended October 31, 2007 and the decrease in revenue of $7,500,000 for the year ended October 31, 2007 compared to the year ended October 31, 2006 were primarily attributable to continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenue because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2009 our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2008 as a result of this continued competition and negative publicity.
     SCOsource revenue decreased by $33,000 for the year ended October 31, 2008 compared to the year ended October 31, 2007 and decreased by $83,000 for the year ended October 31, 2007 compared to the year ended October 31, 2006. These decreases were primarily attributable to lower sales of IP agreements.
     Sales of our UNIX products and services during the years ended October 31, 2008, 2007 and 2006 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (i) we are not successful with our existing customers, (ii) we lose the support of any of our existing hardware and software vendors, or (iii) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Product revenue	$12,974	(26)%	$17,488	(27)%	$24,063
Percentage of total revenue	83%		81%		82%
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
     The decrease in products revenue of $4,514,000 from the year ended October 31, 2007 to the year ended October 31, 2008 and the decrease in products revenue of $6,575,000 from the year ended October 31, 2006 to the year ended October 31, 2007 were primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy which have adversely impacted and delayed our customers’ buying decisions. We believe that this competition from Linux will continue for the year ending October 31, 2009 and future periods.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of product maintenance and other UNIX-related products. Revenue for these products was as follows:

	2008	Change	2007	Change	2006
	(Dollars in thousands)
OpenServer revenue	$8,814	(18)%	$10,729	(24)%	$14,098
Percentage of products revenue	68%		62%		59%
UnixWare revenue	3,032	(37)%	$4,782	(36)%	$7,521
Percentage of products revenue	23%		27%		31%
Other products revenue	1,128	(43)%	$1,977	(19)%	$2,444
Percentage of products revenue	9%		11%		10%
     The decreases in revenue for OpenServer and UnixWare and other products are all primarily the result of continued competition, particularly from the Linux operating system providers and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. The decrease in other products revenue is primarily attributable to decreased sales of UNIX-related products and decreased sales of product maintenance, which is sold separately from the product.

SCOsource Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
SCOsource revenue	$—	na	$33	(72)%	$116
Percentage of total revenue	0%		0%		0%
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource revenue for the years ended October 31, 2007 and 2006 was primarily attributable to SCOsource IP agreements. We entered into no such agreements in 2008.
Services Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Services revenue	$2,594	(37)%	$4,135	(18)%	$5,060
Percentage of total revenue	17%		19%		18%
     Services revenue consists primarily of annual and incidental technical support fees, engineering services fees, professional services and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $1,541,000, or 37%, from the year ended October 31, 2007 to the year ended October 31, 2008 and the decrease in services revenue of $925,000, or 18%, from the year ended October 31, 2006 to the year ended October 31, 2007 were primarily attributable to a decrease in products revenue, decreased professional services revenue and fewer renewals of support and engineering services contracts.
     The majority of our support and professional services revenue is derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Cost of products revenue	$858	(35)%	$1,329	(36)%	$2,064
Percentage of products revenue	7%		8%		9%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $471,000, or 35%, from the year ended October 31, 2007 to the year ended October 31, 2008 and cost of products revenue decreased by $735,000, or 36%, from the year ended October 31, 2006 to the year ended October 31, 2007. These decreases in cost of products revenue were primarily attributable to lower products revenue, as margins did not vary significantly.
     For the year ending October 31, 2009, we expect the dollar amount of our cost of products revenue to be less than the year ended October 31, 2008 and the percentage of costs of products revenue to be consistent with the percentage achieved during the year ended October 31, 2007.
Cost of SCOsource Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Cost of SCOsource revenue	$3,800	6%	$3,580	(71)%	$12,307
     Cost of SCOsource revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.

     Cost of SCOsource revenue increased by $220,000, or 6%, from the year ended October 31, 2007 to the year ended October 31, 2008 and was due to the $2,548,000 judgment in the Novell litigation for an unauthorized amendment to a prior UNIX agreement with Sun as previously mentioned under Recent Developments, which is partially offset by significant decreases in services provided by technical, industry, damage and other experts in connection with the SCO Litigation. Cost of SCOsource revenue decreased by $8,727,000, or 71%, from the year ended October 31, 2006 to the year ended October 31, 2007 and was primarily attributable to the absence of the $2,000,000 quarterly payment and related expense to the Law Firms (which quarterly payments ended during the first quarter of fiscal 2006), and significant decreases in services provided by technical, industry, damage and other experts in connection with the SCO Litigation. In addition to the expenses discussed above, we must also pay one or more contingency fees upon any amount we or our stockholders may receive as a result of a settlement, judgment, or a sale of our Company.
     We anticipate that the dollar amount of our cost of SCOsource revenue for the year ending October 31, 2009 will be lower than the year ended October 31, 2008, assuming the Bankruptcy Court approves any such expenditures. However, future legal fees may include contingency payments made to the Law Firms as a result of a settlement, judgment, or a sale of our Company, which could cause the cost of SCOsource revenue for the year ending October 31, 2009 to be higher than the year ended October 31, 2008.
Cost of Services Revenue

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Cost of service revenue	$1,195	(39)%	$1,962	(31)%	$2,832
Percentage of service revenue	46%		47%		56%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $767,000, or 39%, from the year ended October 31, 2007 to the year ended October 31, 2008 and cost of services revenue decreased by $870,000, or 31%, from the year ended October 31, 2006 to the year ended October 31, 2007 and was primarily attributable to reduced employee and employee-related costs.
     For the year ending October 31, 2009, we expect the dollar amount of our cost of services revenue to be less than that incurred for the year ended October 31, 2008 and that cost of services revenue as a percentage of services revenue will be consistent to that generated for the year ended October 31, 2008.
Sales and Marketing

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Sales and marketing expense	$8,255	(15)%	$9,686	(20)%	$12,049
Percentage of total revenue	53%		45%		41%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. Sales and marketing expense decreased by $1,431,000, or 15%, from the year ended October 31, 2007 to the year ended October 31, 2008 and $2,363,000, or 20%, from the year ended October 31, 2006 to the year ended October 31, 2007. These decreases were primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue. Included in sales and marketing expense for the years ended October 31, 2008, 2007 and 2006, was $184,000, $376,000 and $371,000, respectively, for stock-based compensation.
     For the year ending October 31, 2009, we anticipate that the dollar amount of sales and marketing expense will decrease from the year ended October 31, 2008.

Research and Development

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Research and development expense	$3,684	(39)%	$6,077	(24)%	$8,045
Percentage of total revenue	24%		28%		28%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $2,393,000, or 39%, from the year ended October 31, 2007 to the year ended October 31, 2008 and $1,968,000, or 24%, from the year ended October 31, 2006 to the year ended October 31, 2007. These decreases were primarily attributable to reduced employee and employee-related costs. Included in research and development expense for the years ended October 31, 2008, 2007 and 2006, was $52,000, $201,000 and $140,000, respectively, for stock-based compensation.
     For the year ending October 31, 2009, we anticipate that the dollar amount of research and development expenses will decrease from the year ended October 31, 2008.
General and Administrative

	2008	Change	2007	Change	2006
	(Dollars in thousands)
General and administrative expense	$3,657	(34)%	$5,527	(20)%	$6,928
Percentage of total revenue	23%		26%		24%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services such as legal and accounting services and corporate allocations. General and administrative expense decreased by $1,870,000, or 34%, from the year ended October 31, 2007 to the year ended October 31, 2008 and $1,401,000, or 20%, from the year ended October 31, 2006 to the year ended October 31, 2007. These decreases were primarily attributable to reduced personnel and personnel-related costs as a result of a reduction in headcount. Included in general and administrative expense for the years ended October 31, 2008, 2007, and 2006, was $316,000, $1,002,000 and $974,000, respectively, for stock-based compensation.
     For the year ending October 31, 2009, we anticipate that the dollar amount of general and administrative expenses will decrease from the year ended October 31, 2008.
Impairment of long-lived assets

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Impairment of assets	$276	na	$—	na	$—
Percentage of total revenue	1.8%		0%		0%
     During the year ended October 31, 2008, we recorded an asset impairment of $276,000 relating to our property and equipment. This impairment was recorded due to the uncertainties surrounding the Novell Litigation, and our ability to emerge from bankruptcy, including confirmation of our plan of reorganization by the Bankruptcy Court.

Amortization of Intangibles

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Amortization of intangibles	$—	na	$—	na	$2,371
Percentage of total revenue	0%		0%		8%
     During the year ended October 31, 2006, we recorded $2,371,000 for the amortization of intangible assets with finite lives. As of October 31, 2006, all intangible assets had been fully amortized.

Equity in Income of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. As of October 31, 2008, the carrying value of our investment of $365,000 was for our 30% ownership in a Chinese company.
     During the years ended October 31, 2008, 2007 and 2006, we recorded a $17,000 net loss, $108,000 net income, and $91,000 net income, respectively, representing our portion of the net income or net loss in this entity.
Reorganization items

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Reorganization items	$1,773	153%	$700	na	$—
     Reorganization items for the years ended October 31, 2008 and 2007 are due to legal and professional fees associated with our filing for Chapter 11 bankruptcy in September 2007.
Other Income,(Expense) net
     Other income, (expense) net, consisted of the following components for the years ended October 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Interest expense	$(970)	$—	$—
Interest income	135	441	720
Other income, net	381	67	39

Total other income (expense),net	$(454)	$508	$759

     Interest expense for the year ended October 31, 2008 is due to the interest assessed in the July 16, 2008 court order in the Novell Litigation as discussed in Recent Developments.
     The decrease in interest income was primarily attributable to lower cash and cash equivalent balances.
     The increase in other income, net, of $314,000, for the year ended October 31, 2008 from the year ended October 31, 2007 was primarily attributable to a net gain on the sale of intellectual property.
Provision for Income Taxes
     The provision for income taxes for the years ended October 31, 2008, 2007 and 2006 was $286,000, $237,000, and $91,000, respectively. The provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
     The increases in the provision for income taxes for the year ended October 31, 2008 compared to the year ended October 31, 2007 and for the year ended October 31, 2007 compared to the year ended October 31, 2006 were primarily attributable to an increase in income taxes associated with our foreign subsidiaries.
     As of October 31, 2008, we had net operating loss carry-forwards for U.S. federal and state income tax reporting purposes of approximately $181,570,000 that expire at various dates between 2021 and 2028. The Internal Revenue Code contains provisions under Section 382 which limit our ability to utilize net operating losses in the event that we have experienced a more than 50% change in ownership over a three-year period. Our current estimates indicate that due to ownership changes which have occurred, approximately $130,736,000 of the net operating losses are currently subject to an annual limitation of $3,041,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss carry-forwards expire between 2021 and 2028, allowing us to utilize approximately $60,820,000 of the limited net operating loss carry-forwards over a 20-year period. The balance of the net operating loss carry-forwards of approximately $50,834,000 is not currently subject to a limitation, but if ownership changes occur in the future, this amount also may be subject to limitations under Section 382.
     We had net deferred income tax assets, including net operating loss carry-forwards and other temporary differences between book and tax deductions, totaling approximately $82,786,000 as of October 31, 2008. A valuation allowance in the amount of $82,786,000 has been recorded as of October 31, 2008 as a result of uncertainties regarding the ultimate realizability of any of the net deferred income tax assets.
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
     The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Quarter Ended
	(In thousands, except per share data)
	January 31,	April 30,	July 31,	October 31,
	2008	2008	2008	2008
Revenue	$4,872	$3,661	$3,739	$3,296
Gross margin	3,886	2,859	390	2,580
Loss from operations	(1,052)	(1,469)	(2,972)	(664)
Net loss	(1,488)	(2,070)	(4,065)	(1,064)
Basic and diluted net loss per common share	$(0.07)	$(0.10)	$(0.19)	$(0.04)
Weighted average basic diluted common shares	21,563	21,589	21,589	21,589

	Quarter Ended
	(In thousands, except per share data)
	January 31,	April 30,	July 31,	October 31,
	2007	2007	2007	2007
Revenue	$6,015	$6,014	$4,686	$4,941
Gross margin	4,425	4,067	2,753	3,540
Loss from operations	(1,097)	(1,231)	(2,511)	(1,666)
Net loss	(1,024)	(1,143)	(2,398)	(2,261)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.11)	$(0.11)
Weighted average basic diluted common shares	21,186	21,233	21,372	21,485
Fluctuations in Quarterly Results
Factors that may affect quarterly results include:
•	the impact of the recent negative ruling in our litigation with Novell and our upcoming trial with Novell and our Chapter 11 bankruptcy filing;

•	the interest level of solution providers in recommending UNIX business solutions to end users as well as the changing business attitudes toward UNIX as a viable operating system alternative to other competing systems, especially Linux;

•	the contingency fees we may pay to the Law Firms representing us in the SCO Litigation;

•	the level, magnitude and timing of SCOsource license revenue;

•	the amount of legal fees and related expenses incurred in connection with the SCO Litigation;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors; and

•	changes in general economic conditions that could affect capital expenditures in the UNIX market.
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
Liquidity and Capital Resources
     On September 14, 2007, The SCO Group, Inc. and its wholly owned subsidiary, SCO Operations, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our foreign subsidiaries were not included in the filings and continue their business operations without supervision from the Bankruptcy Court and are not subject to the requirements of the Bankruptcy Code. We filed a plan of reorganization with the Bankruptcy Court on January 8, 2009. For a further description of our bankruptcy filing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Bankruptcy Filing”.
     We intend to maintain business operations throughout the reorganization process. Subject to Bankruptcy Court approval, we will use our cash, cash equivalents, restricted cash, and subsequent cash inflows to meet our working capital needs throughout the reorganization process.
     Our cash and cash equivalents balance decreased from $5,554,000 as of October 31, 2007 to $1,237,000 as of October 31, 2008. As of October 31, 2008, we also have $2,308,000 classified as restricted cash, of which $1,554,000 is set aside to cover experts and other costs related to our SCO Litigation and to cover any amounts required to be put into constructive trust under the Novell judgment and $754,000 is for royalties payable to Novell for Novell’s retained binary royalty stream. During the year ended October 31, 2008, we expended a significant amount of cash for experts and other costs related to the SCO Litigation. Subject to approval by the Bankruptcy Court, we intend to use the cash as of October 31, 2008 to pursue our SCO Litigation and to run our UNIX business.
     Our net cash used in operating activities during the year ended October 31, 2008 was $4,276,000 and was attributable to a loss from operations of $6,157,000, payments for bankruptcy and reorganization expenses of $1,968,000 offset in part, by non-cash items of $1,335,000 and changes in operating assets and liabilities of $2,514,000. Our working capital decreased from $6,445,000 as of October 31, 2007 to $2,273,000 as of October 31, 2008.
     Our net cash used in operating activities during the year ended October 31, 2007 was $2,546,000 and was attributable to a loss from operations of $6,505,000, payments for bankruptcy and reorganization expenses of $584,000 offset in part, by non-cash items of $2,139,000 and changes in operating assets and liabilities of $2,404,000. Our working capital decreased from $7,144,000 as of October 31, 2006 to $6,445,000 as of October 31, 2007.
     Our net cash used in operating activities during the year ended October 31, 2006 was $13,310,000 and was attributable to a net loss of $16,598,000, and changes in operating assets and liabilities of $1,440,000, offset, in part, by non-cash items of $4,728,000. Our working capital decreased from $8,669,000 as of October 31, 2005 to $7,144,000 as of October 31, 2006.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the year ended October 31, 2008, cash used by investing activities was $42,000, which was primarily a result of purchases of equipment of $157,000 partially offset by a dividend received from our minority investment interest in a Chinese company.
     During the year ended October 31, 2007, cash provided by investing activities was $2,159,000, which was primarily a result of proceeds from the sale of available-for-sale marketable securities of $2,249,000, offset, in part, by purchases of equipment of $90,000.
     During the year ended October 31, 2006, cash provided by investing activities was $3,884,000, which was primarily a result of sales, net of purchases, of available-for-sale securities of $3,916,000 and a dividend received from our minority interest in a Chinese company of $308,000, offset, in part, by the purchase of property and equipment of $340,000.
     Our financing activities provided $22,000 of cash during the year ended October 31, 2008. The source of cash from financing activities was the sale of common stock through our employee stock purchase plan (“ESPP”).
     Our financing activities provided $493,000 of cash during the year ended October 31, 2007. The primary sources of cash were from the exercise of options to acquire common stock of $57,000 and proceeds of $436,000 received from the sale of common stock through our ESPP.
     Our financing activities provided $10,425,000 of cash during the year ended October 31, 2006 and were comprised of proceeds, net of offering costs, of $9,809,000 from the sale of common stock in a private placement, proceeds of $613,000 received from the sale of common stock through our ESPP and proceeds of $35,000 from the exercise of options to acquire shares of our common stock, offset, in part, by the repurchase of shares of our common stock made in connection with the completion of our rescission offer of $32,000.
     Our net accounts receivable balance decreased from $3,365,000 as of October 31, 2007 to $2,801,000 as of October 31, 2008, primarily as a result of lower invoicing and revenue during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. The majority of our accounts receivable balance is current and our allowance for doubtful accounts receivables was $94,000 as of October 31, 2008, which represented approximately 3% of our gross accounts receivable balance. This allowance as a percentage of gross accounts receivable is consistent with our experience in prior periods, and we expect this trend to continue. Our write-offs of uncollectible accounts during the years ended October 31, 2008, 2007 and 2006 were not significant.
     As described elsewhere in this Form 10-K, we are continuing to pay for expert, consulting and other expenses relating to the SCO Litigation. These expenses have been material for the years ended October 31, 2008, 2007 and 2006. For the year ending October 31, 2009, we expect that these expenses will decrease, but will continue to be material to our financial statements and cash position.
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

Contractual Obligations
     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through the year ending October 31, 2011.
     The following table summarizes our contractual operating lease obligations as of October 31, 2008:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Operating lease obligations	$1,300	$354	$720	$226	$—
     As of October 31, 2008, we did not have any long-term debt obligations, purchase obligations, other long-term liabilities or material capital lease obligations.
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
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons including those listed under the section “Risk Factors” under Part I, Item 1A of this Form 10-K. Additional equity financing may not be available to us on favorable terms or not at all, and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired. The restructuring imposed by the Bankruptcy Court may also adversely affect our ability to raise debt or equity capital.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that we had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because certain of our claims are stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, we sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on our tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of our current assets were traceable as trust funds. We also proposed dismissing our stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, we filed papers arguing for the entry of final judgment.
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the Court. On January 23, 2009, we filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless we are successful in our motion that the Court handle the appeal on an expedited basis.
     As a result of the Court’s judgment against us, as of October 31, 2008, we have accrued $3,518,000 for this contingent liability and related interest. However, we, continue to contest this liability. We believe that this judgment is in error, and that we have strong grounds to have the adverse rulings embodied in the Final Judgment overturned on appeal. However, in the event that our assets are further depleted or frozen, we may not be in a financial position to appeal those rulings.
     Our management and Board of Directors determined that filing for relief under Chapter 11 of the United States Bankruptcy Code was appropriate and necessary. On January 8, 2009, we filed our Amended Reorganization Plan and Disclosure Statement with the Bankruptcy Court. Under the proposed plan, we intend to hold an open auction to sell certain assets including our mobility business assets and our OpenServer operating system assets and business. Through this sale, we hope to obtain enough consideration to pay our creditors and continue our operations as set forth in the plan. Confirmation of our Amended Reorganization Plan is subject to the approval of the Bankruptcy Court, among other things. As a result of both the Court’s August 10, 2007 and July 16, 2008 rulings and the uncertainties surrounding the confirmation of our Amended Reorganization Plan, among other matters, there is substantial doubt about our ability to continue as a going concern. In connection with these developments, management recorded an impairment of the carrying value of our long-lived assets of $276,000 during the year ended October 31, 2008.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 became effective for us beginning November 1, 2007. FIN 48 requires additional annual disclosures and was adopted by the Company on November 1, 2007.
     In September 2006, the FASB issued SFAS No. 157 (SFAS No.157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations, financial position or liquidity.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is de-consolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations, financial position or liquidity.
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (SAB No. 109). SAB No. 109 expresses the staff’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. In December 2007, the SEC issued Staff Accounting Bulleting 110 (SAB No. 110). SAB No. 110 expresses the staff’s view regarding the use of the “simplified” method, as discussed in Staff Accounting Bulletin 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Accounting for Share Based Payments”. SAB No. 109 and SAB No. 110 did not have a material impact on our results of operations, financial position or liquidity.

     In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). The adoption of FSP FAS No. 142-3 is not expected to have a material impact on our results of operations, financial position or liquidity.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 162), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to have an impact on the Company’s financial position, results of operations or liquidity.
     In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP No. EITF 03-6-1 on its consolidated results of operations.
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
•	Our intention to continue to pursue our appeal of the adverse rulings in the Court’s August 10, 2007 and July 16, 2008 orders in the Novell Litigation, and our belief concerning the strength of our appeal;

•	Our intention to maintain business operations throughout the reorganization process;

•	Our intention to use our cash, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process;

•	Our intention to continue operating, to have our plan of reorganization confirmed with the Bankruptcy Court and to pursue the strategy described in the plan;

•	Our intention to vigorously defend legal claims and counterclaims brought against us by others;

•	Our belief that our allowance for doubtful accounts receivable is adequate and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2009 and future periods;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource revenue, and when generated, the revenue will be sporadic and dependent on the outcome of the SCO Litigation;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation that for the year ending October 31, 2009, our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2008 as a result of continued competition and negative publicity;

•	Our intention to use cash to run our UNIX business and pursue the SCO Litigation;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2009, as compared to the year ended October 31, 2008, that they will continue to be material to our financial statements;

•	Our intention to continue our UNIX development and marketing efforts while at the same time developing and marketing our mobility products and services;

•	Our belief that the market for mobility products and services is poised for rapid growth;

•	Our belief that the success of our mobility products and services offerings will depend, in part, on the level of commitment and resources we are able to devote to these offerings, the partnerships we are able to establish, our ability to attract and retain new customers and partners, and the strength of our mobility offerings;

•	Our operating strategy to continue to support our existing users of our UNIX operating system products and protect our intellectual property rights;

•	Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream in the year ending October 31, 2009, and our belief that revenue from such products will continue to decline;

•	Our expectation that our sales channel should continue to provide reliable UNIX operating systems for small-to-medium business customers;

•	Our expectation that hardware and software vendors, as well as software developers, will continue to turn their certification and application development efforts toward Linux and may elect not to continue to support or certify to our UNIX operating system products;

•	Our intention to continue to pursue the SCO Litigation and run our UNIX business, subject to Bankruptcy Court approval;

•	Our expectation that maintaining our strategic alliances with solution providers during the year ending October 31, 2009 will be critical to the success of our UNIX business;

•	Our intention to keep our relationships with key partners in certain vertical markets;

•	Our belief that our bad debts and our allowance for doubtful accounts receivable will remain consistent with our prior experience;

•	Our expectation that future services revenue will depend, in part, on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our belief that a key to our future success will be our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers;

•	Our expectation that enhancements to our UNIX software products will not result in significant revenue increases in the short-term;

•	Our belief that a movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash;

•	Our expectation for the year ending October 31, 2009 that the dollar amount of expert, consulting and other expenses relating to our litigation with IBM will decrease, although it will continue to be material to our financial statements and cash position;

•	Our expectation for the year ending October 31, 2009 that the dollar amount of our cost of products revenue will be lower than the dollar amount of our cost of products revenue during the year ended October 31, 2008 and the percentage of products revenue to be consistent with the percentage achieved during the year ended October 31, 2008;
•	Our expectation for the year ending October 31, 2009 that the dollar amount of our cost of SCOsource revenue will be lower than for the year ended October 31, 2008, exclusive of any potential contingency payments;

•	Our expectation for the year ending October 31, 2009 that the dollar amount of our cost of services revenue will be less than the dollar amount of our cost of services revenue incurred for the year ended October 31, 2008 and that the cost of services revenue as a percentage of revenue will be consistent to that generated for the year ended October 31, 2008;

•	Our expectation for the year ending October 31, 2009 that the dollar amount of our sales and marketing expenses will decrease from the year ended October 31, 2008;

•	Our expectation for the year ending October 31, 2009 that the dollar amount of our research and development expenses will decrease from the year ended October 31, 2008;

•	Our expectation for the year ending October 31, 2009 that the dollar amount of our general and administrative expenses will decrease from the year ended October 31, 2008; and

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us.
     We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the resolution of the SCO Litigation, competition from other operating systems, particularly Linux, the amount and timing of SCOsource revenue, our ability to enhance our UNIX operating systems and maintain our UNIX business, the outcomes and developments in our reorganization process under Chapter 11, the impact of the Chapter 11 proceedings on our other pending litigation, our cash balances and available cash, continued competitive pressure on our operating system products, which could impact our results of operations, adverse developments in and increased or unforeseen legal costs related to the Company’s litigation, the inability to devote sufficient resources to the development and marketing of our products, including the Me Inc. mobile services and development platform, and the possibility that customers and companies with whom we have formed partnerships will decide to terminate or reduce their relationships with us, and the factors set forth in Part I, Item 1A-Risk Factors. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.
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
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of October 31, 2008, we did not hold any cost method investments. As of October 31, 2008, the carrying value of our equity method investment of $365,000 was for our 30% ownership in a Chinese company.
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
     We have audited the consolidated balance sheets of The SCO Group, Inc. (Debtor-in-Possession) and subsidiaries (collectively, the Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended October 31, 2008. Our audits also included the financial statement schedule as of and for the years ended October 31, 2008, 2007 and 2006 listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The SCO Group, Inc. (Debtor-in-Possession) and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the financial statements, The SCO Group, Inc. and one of its wholly owned subsidiaries have filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, the accompanying financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of The SCO Group, Inc. and subsidiaries; or (d) as to operations, the effect of any changes that may be made in their business.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, has experienced significant and continuing net losses, and is faced with substantial contingent liabilities as a result of certain adverse legal rulings. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Tanner LC
Salt Lake City, Utah
January 29, 2009

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of October 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,237	$5,554
Restricted cash	2,308	3,099
Accounts receivable, net of allowance for doubtful accounts of $94 and $85, respectively	2,801	3,365
Prepaid reorganization expenses	415	137
Other	857	1,298

Total current assets	7,618	13,453

PROPERTY AND EQUIPMENT:
Computer and office equipment	—	2,006
Leasehold improvements	—	268
Furniture and fixtures	—	66

	—	2,340
Less accumulated depreciation and amortization	—	(1,981)

Net property and equipment	—	359

OTHER ASSETS	365	497

Total assets	$7,983	$14,309

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$608	$252
Payable to Novell, Inc.	632	1,148
Accrued payroll and benefits	875	1,370
Accrued liabilities	537	1,110
Accrued reorganization expenses	336	253
Deferred revenues	1,619	2,044
Royalties payable	107	123
Income taxes payable	631	708

Total current liabilities	5,345	7,008
LONG-TERM LIABILITIES	68	182
LIABILITIES SUBJECT TO COMPROMISE	6,700	3,365

Total liabilities	12,113	10,555

COMMITMENTS AND CONTINGENCIES (Notes 1,4,5 and 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value: 45,000 shares authorized, 21,886 and 21,782 shares outstanding, respectively	22	22
Additional paid-in capital	264,339	262,659
Common stock held in treasury: 297 shares	(2,446)	(2,446)
Warrants outstanding	—	856
Accumulated other comprehensive income	1,008	1,029
Accumulated deficit	(267,053)	(258,366)

Total stockholders’ equity (deficit)	(4,130)	3,754

Total liabilities and stockholders’ equity (deficit)	$7,983	$14,309

See Notes to Consolidated Financial Statements

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended October 31,
	2008	2007	2006
REVENUES:
Products	$12,974	$17,488	$24,063
SCOsource	—	33	116
Services	2,594	4,135	5,060

Total revenues	15,568	21,656	29,239

COST OF REVENUES:
Products	858	1,329	2,064
SCOsource	3,800	3,580	12,307
Services	1,195	1,962	2,832

Total cost of revenues	5,853	6,871	17,203

GROSS MARGIN	9,715	14,785	12,036

OPERATING EXPENSES:
Sales and marketing	8,255	9,686	12,049
Research and development	3,684	6,077	8,045
General and administrative	3,657	5,527	6,928
Impairment of long-lived assets	276	—	—
Amortization of intangibles	—	—	2,371

Total operating expenses	15,872	21,290	29,393

LOSS FROM OPERATIONS	(6,157)	(6,505)	(17,357)

EQUITY IN INCOME (LOSS) OF AFFILIATE	(17)	108	91

OTHER INCOME (EXPENSE):
Reorganization expense	(1,773)	(700)	—
Interest expense	(970)	—	—
Interest income	135	441	720
Other income, net	381	67	39

Total other income (expense), net	(2,227)	(192)	759

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,401)	(6,589)	(16,507)
BENEFIT (PROVISION) FOR INCOME TAXES	(286)	(237)	(91)

NET LOSS	$(8,687)	$(6,826)	$(16,598)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.40)	$(0.32)	$(0.80)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,589	21,264	20,802

OTHER COMPREHENSIVE LOSS:
Net loss	$(8,687)	$(6,826)	$(16,598)
Foreign currency translation adjustment	(21)	97	58
Unrealized gain on available-for-sale marketable securities	—	—	40

COMPREHENSIVE LOSS	$(8,708)	$(6,729)	$(16,500)

See Notes to Consolidated Financial Statements

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share data)

							Accumulated
			Additional	Common Stock			Other
	Common Stock		Paid-in	Held in Treasury		Warrants	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Outstanding	Income	Deficit	Total
Balance, October 31, 2005	18,331	$18	$246,985	290	$(2,414)	$856	$834	$(234,942)	$11,337
Stock-based compensation	—	—	1,802	—	—	—	—	—	1,802
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	40	—	40
Cumulative translation adjustment	—	—	—	—	—	—	58	—	58
Issuance of common shares upon exercise of stock options	29	—	35	—	—	—	—	—	35
Issuance of common shares under employee stock purchase program	179	—	613	—	—	—	—	—	613
Issuance of common stock in a private placement, net of issuance costs	2,852	3	9,806	—	—	—	—	—	9,809
Common stock subject to rescission	—	—	1,018	—	—	—	—	—	1,018
Acquisition of treasury shares	—	—	—	7	(32)	—	—	—	(32)
Net loss	—	—	—	—	—	—	—	(16,598)	(16,598)

Balance, October 31, 2006	21,391	21	260,259	297	(2,446)	856	932	(251,540)	8,082
Stock-based compensation	—	—	1,908	—	—	—	—	—	1,908
Cumulative translation adjustment	—	—	—	—	—	—	97	—	97
Issuance of common shares upon exercise of stock options	52	—	57	—	—	—	—	—	57
Issuance of common shares under employee stock purchase program	339	1	435	—	—	—	—	—	436
Net loss	—	—	—	—	—	—	—	(6,826)	(6,826)

Balance, October 31, 2007	21,782	22	262,659	297	(2,446)	856	1,029	(258,366)	3,754
Stock-based compensation	—	—	802	—	—	—	—	—	802
Cumulative translation adjustment	—	—	—	—	—	—	(21)	—	(21)
Shares returned by stockholder	(12)	—	—	—	—	—	—	—	—
Issuance of common shares under employee stock purchase program	116	—	22	—	—	—	—	—	22
Expiration of warrants	—	—	856	—	—	(856)	—	—	—
Net loss	—	—	—	—	—	—	—	(8,687)	(8,687)

Balance, October 31, 2008	21,886	$22	$264,339	297	$(2,446)	$—	$1,008	$(267,053)	$(4,130)

See Notes to Consolidated Financial Statements

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,687)	$(6,826)	$(16,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles (including $0, $0 and $336 classified as cost of SCOsource, respectively)	—	—	2,707
Stock-based compensation	802	1,908	1,802
Depreciation and amortization	219	306	302
Loss on disposition and impairment of long-lived assets	297	33	8
Equity in income (loss) of affiliate	17	(108)	(91)
Reorganization expense	1,773	700	—
Changes in operating assets and liabilities:
Restricted cash	275	3,213	(2,171)
Accounts receivable, net	564	1,758	1,220
Other current assets	441	216	940
Other assets	—	133	—
Accounts payable	356	(287)	141
Accrued payroll and benefits	(495)	(967)	(149)
Accrued liabilities	(573)	(776)	(59)
Deferred revenue	(425)	(950)	(847)
Royalties payable	(16)	(211)	33
Income taxes payable	(77)	(112)	(402)
Long-term liabilities	(114)	(10)	(146)
Liabilities subject to compromise	3,335	—	—
Payments for reorganization expense	(1,968)	(584)	—

Net cash used in operating activities	(4,276)	(2,546)	(13,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(157)	(90)	(340)
Dividends received	115	—	308
Purchase of available-for-sale marketable securities	—	—	(6,691)
Proceeds from sale of available-for-sale marketable securities	—	2,249	10,607

Net cash (used in) provided by investing activities	(42)	2,159	3,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	22	436	613
Proceeds from exercise of common stock options	—	57	35
Repurchase of common stock	—	—	(32)
Proceeds from sale of common stock in a private placement, net of issuance costs	—	—	9,809

Net cash provided by financing activities	22	493	10,425

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,296)	88	999
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(21)	97	98
CASH AND CASH EQUIVALENTS, beginning of period	5,554	5,369	4,272

CASH AND CASH EQUIVALENTS, end of period	$1,237	$5,554	$5,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$190	$300	$286

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Non cash financing activity — expiration of warrants	$856	$—	$—
Non cash financing activity — decrease in common stock subject to rescission	$—	$—	$(1,018)
See Notes to Consolidated Financial Statements

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
     The Company incurred a net loss of $8,687,000 for the year ended October 31, 2008 and during that same year used cash of $4,276,000 in its operating activities. A significant portion of the net loss and the cash used in operating activities resulted from the Company operating under Chapter 11 bankruptcy protection. During the year ended October 31, 2008, the Company incurred expenses of $1,773,000 and made cash payments of $1,968,000 in its effort to reorganize under Chapter 11 bankruptcy. Another significant portion of the net loss and cash used in operating activities was associated with the Company protecting and defending its intellectual property rights. The Company has an accumulated deficit of $267,053,000 as of October 31, 2008 and minimal working capital of $2,355,000. As of October 31, 2008, the Company had a total of $1,237,000 in cash and cash equivalents and $2,308,000 in restricted cash, of which $1,554,000 is designated to pay for experts, consultants and other expenses in the SCO Litigation and to cover any amounts required to be placed in constructive trust under the Novell judgment. The remaining $754,000 of restricted cash is earmarked to pay Novell, Inc. for its retained binary royalty stream.
Novell, Inc. Ruling.
     On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell case (“Novell Litigation”) and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and The Santa Cruz Operation (the “APA”), and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post-APA UnixWare code and derivatives and that it has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that SCO executed in fiscal year 2003 and thereafter included older SVRx licenses and that SCO was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those

SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of the Company’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the automatic stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
     Prior to the commencement of the four-day trial, Novell conceded that it would not be making a claim to a portion of the fees paid to the Company by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that SCO had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore the Company was authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because certain of SCO claims are stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, the Company sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on the Company’s tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of SCO’s current assets were traceable as trust funds. SCO also proposed dismissing its stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, the Company filed papers arguing for the entry of final judgment.
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, the Company filed a notice of appeal of that Final Judgment, including adverse rulings in the Court’s summary judgment motion of August 10, 2007. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the Court. On January 23, 2009, the Company filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless the Company is successful in its motion that the Court handle the appeal on an expedited basis.
     As a result of the Court’s judgment against the Company, as of October 31, 2008, the Company has accrued $3,518,000 for this contingent liability and related interest. However, the Company continues to contest this liability. The Company believes that this order is in error, and that SCO has strong grounds to have the adverse rulings embodied in the Final Judgment overturned on appeal. However, in the event that the Company’s assets are further depleted or frozen, the Company may not be in a financial position to appeal those rulings.
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
     On February 13, 2008, the Company entered into a Memorandum of Understanding (the “MOU”) with Stephen Norris Capital Partners, LLC (“SNCP”), a Delaware limited liability company, whereby SNCP agreed to provide financing to fund the Company’s plan of reorganization filed on February 29, 2008. On the same day, the Debtors filed a disclosure statement in connection with the plan of reorganization, under the terms contemplated by the MOU.
     On February 29, 2008, the Debtors filed their joint Chapter 11 Plan of Reorganization (the “Plan”) and Disclosure Statement in Connection with the Plan (the “Disclosure Statement”). A hearing to approve the adequacy of the Disclosure Statement was scheduled before the Bankruptcy Court on April 2, 2008. The April 2, 2008 hearing proceeded as a status conference regarding the Debtors’ progress towards a new MOU with SNCP. Therefore, the Debtors indicated that they were not presently seeking approval of the adequacy of the Disclosure Statement, which would need to be amended to reflect the changes to the MOU.
     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion was conducted on September 16, 2008, at which time the Bankruptcy Court granted the motion for an extension of their exclusive periods to submit and solicit acceptance of a plan of reorganization to December 31, 2008.
     On January 8, 2009, the Debtors filed their Amended Reorganization Plan and Disclosure statement. Under the proposed plan, the Debtors intend to hold an open auction to sell certain assets of the Company including its mobility business assets and its OpenServer operating system assets and business. Through this sale, the Debtors hope to obtain enough consideration to pay their creditors and continue their operations as set forth in the plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, the Company will scale back its operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain SCO assets are not sold, SCO will continue to sell and support its UNIX and mobility businesses and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated

“True-up” licensing program with current customers, (c) reducing overall operating costs, (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware; and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive, or as to the timing of such distributions, if any. A plan of reorganization could result in holders of the Company’s stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders.
     If the Debtors’ plan is not confirmed by the Bankruptcy Court, it is unclear whether the Company would be able to reorganize its businesses and what, if anything, holders of claims against the Company would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Debtors’ bankruptcy cases could be converted to a liquidation under Chapter 7 and the Company would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity, and stockholders would likely receive nothing from the liquidation.
     As a result of both the Court’s August 10, 2007 and July 16, 2008 rulings in the Novell litigation and the uncertainties surrounding the confirmation of the Debtors’ Amended Reorganization Plan, among other matters, there is substantial doubt about the Company’s ability to continue as a going concern. In connection with these developments, management recorded an impairment of the carrying value of the Company’s long-lived assets of $276,000 in the year ended October 31, 2008.
Going Concern
     The Debtors are operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) to reduce payroll and benefits costs and liabilities under the bankruptcy process; (iii) to achieve profitability; (iv) to achieve sufficient cash flows from operations; and (v) to obtain financing sources to meet the Company’s future liquidity needs. The negative operating trends the Company is experiencing as well as the aforementioned judgment in favor of Novell create substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, the acceptance by the Bankruptcy Court of a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan or reorganization.
(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries after all inter-company balances and transactions have been eliminated.
     The following table lists the Company’s wholly owned subsidiaries and locations:

Subsidiary	Location
SCO Operations, Inc.	United States
SCO Global, Inc.	United States
SCO Software (UK) Ltd.	United Kingdom
SCO Japan, Ltd.	Japan
SCO Canada, Inc.	Canada
The SCO Group (Deutschland) GmbH	Germany
The SCO Group (France) Sarl	France
SCO Software (India) Private Ltd.	India
ME Inc.	United States
Cattleback Intellectual Property Holdings, Inc.	United States
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
Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from translation of the subsidiaries’ accounts are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included as a component of other income in the consolidated statements of operations.

Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $0 and $1,926,000 as of October 31, 2008 and 2007, respectively. Cash was $1,237,000 and $3,628,000 as of October 31, 2008 and 2007, respectively. In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased the FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The Company has $250,000 of cash that is federally insured. All remaining amounts of cash as well as restricted cash exceed federally insured limits. To date, the Company has not experienced a material loss or lack of access to its invested cash and cash equivalents. However, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse economic conditions in the financial markets.
Restricted Cash and Payable to Novell, Inc.
     Pursuant to the 1995 Asset Purchase Agreement and the Company’s acquisition of assets and operations of The Santa Cruz Operation, the Company acts as an administrative agent in the collection of royalty payments from a limited number of pre-existing Novell customers who continue to deploy certain SVRx technology. Under the agency agreement, the Company collects payments from such customers, receives 5% as an administrative fee and remits the remaining 95% to Novell on a routine basis. The Company records the 5% administrative fee as revenue in its consolidated statements of operations. The accompanying consolidated balance sheets as of October 31, 2008 and 2007 reflect amounts collected related to this agency agreement, but not yet remitted to Novell of $754,000 and $1,266,000, respectively, as restricted cash and payable to Novell.
     Restricted cash includes $1,554,000 set aside to cover experts and other costs related to the Company’s SCO Litigation and to cover any amounts required to be put into constructive trust under the Novell judgment.
Allowance for Doubtful Accounts Receivable
     The Company offers credit terms on the sale of the Company’s products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each year. As of October 31, 2008 and 2007, the allowance for doubtful accounts receivable was $94,000 and $85,000, respectively.
Inventories
     Inventories consist primarily of completed software products. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. As of October 31, 2008 and 2007, inventories totaled $147,000 and $158,000, respectively. Inventories are included in other current assets in the accompanying consolidated balance sheets.
     Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.
Capitalized Software Costs
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a detailed program design is established. Software development costs incurred after technological feasibility was established and prior to product release were not material for the years ended October 31, 2008, 2007 and 2006. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.
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
     During the year ended October 31, 2008, the Company recorded an asset impairment of $276,000 relating to its property and equipment. This impairment was recorded due to the continued decline in revenues and operations, the uncertainties surrounding the Novell judgment, and the substantial doubt as to the Company’s ability to emerge from bankruptcy and continue as a going concern.
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
     Depreciation and amortization expense was $219,000, $306,000 and $302,000 during the years ended October 31, 2008, 2007 and 2006, respectively. Impairment of property and equipment was $276,000 during the year ended October 31, 2008.
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
Royalty Costs
     Royalties paid by the Company on applications licensed from third parties that are incorporated into the software products sold by the Company are expensed as cost of revenue on a per unit basis as software products are sold. Royalties paid in advance of product sales are included in other current assets and recorded as cost of revenue when the related products are sold. During the years ended October 31, 2008, 2007 and 2006, the Company incurred $376,000, $486,000 and $862,000, respectively, of royalty expense.
Advertising
     The Company expenses the cost of advertising as incurred. Advertising expenses totaled $136,000, $308,000 and $620,000, respectively, for the years ended October 31, 2008, 2007 and 2006, respectively.
Income Taxes
     The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized. The Company has provided a valuation allowance against all of its net deferred income tax assets because of its history of net operating losses and the uncertainties regarding future operating profitability and taxable income.
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
     Due to the fact that for all years presented, the Company has incurred net losses, common share equivalents of 5,188,000, 5,251,000 and 4,957,000 for the years ended October 31, 2008, 2007 and 2006, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

(3) INVESTMENTS IN NON-MARKETABLE SECURITIES
     The Company accounts for its investments in non-marketable securities under the cost method if the Company owns less than 20 percent of the outstanding voting securities or under the equity method if the Company owns more than 20 percent but less than 50 percent of the outstanding voting securities.
     In connection with the Company’s acquisition of the server and professional services groups from The Santa Cruz Operation, it acquired a 30 percent ownership interest in SCO Software, China; a joint venture in China. This investment is being accounted for using the equity method. As of October 31, 2008, the Company’s investment balance in SCO Software, China was $365,000, which is included in other assets. The Company’s other investments in non-marketable securities have been fully impaired in prior years and do not have a carrying value as of October 31, 2008.
     Income or loss recorded on the Company’s investments is recorded as equity in income or loss of affiliates in the consolidated statements of operations and totaled $(17,000), $108,000 and $91,000 for the years ended October 31, 2008, 2007 and 2006, respectively.
Investment Impairments and Write-offs
     Management routinely assesses the Company’s investments for impairment and adjusts the carrying amounts to estimated realizable values when impairment has occurred. The Company did not record any write-offs of investments during the years ended October 31, 2008, 2007 and 2006.
(4) COMMON STOCK SUBJECT TO RESCISSION
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

(5) STOCKHOLDERS’ EQUITY
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

     As of October 31, 2008, 494,000 shares were available for issuance under the 1999 Plan, 316,000 shares were available for issuance under the 2002 Plan, and 1,100,000 shares were available for issuance under the 2004 Plan. A summary of stock option activity under the 1998, 1999, 2002, and 2004 Plans for the years ended October 31, 2008, 2007 and 2006 is as follows:

		Weighted Average
	Options	Exercise Price
	(Options in thousands)
Balance, October 31, 2005	3,824	$4.17
Granted	1,065	3.84
Exercised	(29)	1.21
Cancelled	(139)	3.97

Balance, October 31, 2006	4,721	4.12
Granted	1,279	1.88
Exercised	(52)	1.09
Cancelled	(932)	4.36

Balance, October 31, 2007	5,016	3.53
Granted	986	0.23
Exercised	—	—
Cancelled	(814)	4.12

Balance, October 31, 2008	5,188	$2.82

     The weighted average fair value of options granted for the years ended October 31, 2008, 2007 and 2006 was $0.23, $1.88 and $3.84, respectively. The intrinsic value of all options exercised for the years ended October 31, 2008, 2007 and 2006 was approximately $0, $18,000 and $87,000, respectively. There were no options exercised during the year ended October 31, 2008.
     During the years ended October 31, 2008, 2007 and 2006, the Company did not grant any stock options with exercise prices that were less than the quoted market price of the Company’s common stock. A summary of stock options outstanding and exercisable under the Company’s 1998, 1999, 2002 and 2004 Plans as of October 31, 2008 is as follows:

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Contractual		Exercise	Options	Exercise
Exercise Prices	Outstanding	Life		Price	Exercisable	Price
$0.08 - $ 1.10	2,081	7.10	years	$0.55	1,113	$0.79
$1.12 - $ 2.30	1,180	5.86		1.99	947	1.91
$3.00 - $ 3.78	559	6.83		3.68	431	3.68
$3.93 - $ 4.86	917	6.09		4.44	892	4.44
$5.05 - $24.00	451	4.89		11.08	451	11.08

	5,188	6.42	years	$2.82	3,834	$3.45

     As of October 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $0.
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
     During the year ended October 31, 2008, approximately 116,000 shares were purchased at a price of $0.19 per share. During the year ended October 31, 2007, approximately 339,000 shares were purchased at prices ranging from $1.01 to $1.70 per share. During the year ended October 31, 2006, approximately 180,000 shares were purchased at prices ranging from $3.38 to $3.54 per share.
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
     Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for: (a) the vesting of options granted prior to November 1, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma note disclosures), and (b) stock-based awards granted subsequent to November 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). The effect of accounting for stock-based awards under SFAS No. 123(R) for the years ended October 31, 2008, 2007 and 2006 was to record $802,000, $1,908,000 and $1,802,000, respectively, of stock-based compensation expense. For the years ended October 31, 2008, 2007 and 2006, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	2008	2007	2006
	(In thousands)

Cost of products	$4	$7	$19
Cost of SCOsource	220	282	231
Cost of services	26	41	67
Sales and marketing	184	376	371
Research and development	52	200	140
General and administrative	316	1,002	974

Total stock-based compensation	$802	$1,908	$1,802

     As of October 31, 2008, the total compensation cost related to non-vested stock options not yet recognized was approximately $1,535,000 and the weighted-average period over which the total compensation cost related to non-vested stock options is expected to be realized is 1.75 years.

     With respect to stock options granted during the years ended October 31, 2008, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model are as follows:

	2008	2007	2006
Risk-free interest rate	3.0%	4.5%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	187.7%	116.7%	66.2%
Expected exercise life (in years)	5.6	5.0	5.0
     The estimated fair value of stock options and ESPP shares are amortized over the vesting period of the award.
Repurchase of Common Stock
     During the year ended October 31, 2006, the Company purchased 7,309 shares of its common stock at a total cost of approximately $31,800 (excluding interest) in connection with its rescission offer.
Stockholder Rights Plan
     On August 10, 2004, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) designed to deter coercive takeover tactics, including accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.
     Under the terms of the Rights Plan, Series A Junior Participating Preferred Stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2004. The Rights Plan would be triggered if a person or group acquired beneficial ownership of 15% or more of the Company’s common stock other than pursuant to a board-approved tender or exchange offer or commences, or publicly announces an intention to commence, a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. The value of the purchase rights is immaterial as of October 31, 2008.
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
     If the Officer is still employed by the Company when a Change in Control occurs, any stock, stock option or restricted stock granted to the Officer by the Company that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms. Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Agreement. The adoption of this provision represented a modification to the underlying stock option award for each Officer. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company calculated the intrinsic value of the awards on the modification date which was approximately $2,012,000. No expense has been recognized to date and no expense will be recognized until such time that a Change in Control becomes probable.
     On October 20, 2005, the Company’s Board of Directors approved 12 months of vesting on stock option awards for employees who are non-executives in the event of a Change in Control. The adoption of this provision represents a modification to the underlying stock option award and the Company calculated the intrinsic value of the awards on the modification date, which value was approximately $70,000. No expense has been recognized to date and no expense will be recognized until such time that a Change in Control becomes probable.
     On March 26, 2007, the Company’s Board of Directors approved a modification to certain stock option awards to allow for full vesting for employees who are non-executive officers in the event of a Change in Control, as defined. The adoption of this provision represents a modification to the outstanding underlying stock option awards. The Company determined that the fair value of the awards on the modification date, in accordance with SFAS No. 123(R), was $0.
(6) INCOME TAXES
     The net loss before income taxes consisted of the following components for the years ended October 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)

Domestic U.S. Operations	$(8,931)	$(7,263)	$(16,817)
Foreign operations	530	674	310

Total	$(8,401)	$(6,589)	$(16,507)

     The components of the provision for income taxes for the years ended October 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Current
U.S. state	$—	$—	$—
Non-U.S.	286	237	91

Total current	286	237	91

Deferred:
U.S. federal	(3,612)	(1,902)	(6,221)
U.S. state	(600)	(283)	(925)
Change in valuation allowance	4,216	2,185	7,146

Total deferred	—	—	—

Total provision for income taxes	$286	$237	$91

     Deferred income tax assets and liabilities are calculated based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.
     The significant components of the Company’s deferred income tax assets and liabilities as of October 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Deferred income tax assets:
Net operating loss carry-forward	$70,348	$66,714
Intangible assets	5,161	6,248
Tax basis in excess of book basis related to acquired assets	2,401	2,896
Reserves and accrued expenses	2,401	401
Stock compensation	1,743	1,434
Book depreciation in excess of tax	217	321
Deferred revenue	283	242
Basis difference in investments	232	181
Capital loss carry-forward	—	133

Total deferred income tax assets	82,786	78,570
Valuation allowance	(82,786)	(78,570)

Net deferred income tax assets	$—	$—

     The amount, and ultimate realization, of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, if any, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its net deferred income tax assets. Management believes that as of October 31, 2008, the available objective evidence creates sufficient uncertainty regarding the ultimate realizability of these deferred income tax assets, that it is more likely than not that those assets will not be realized. As of October 31, 2008, the Company has used the enacted federal statutory rate of 35% because the benefit of the deferred income tax assets, if realized, will likely be 35%.
     As of October 31, 2008, the Company had net operating loss carry-forwards for federal income tax reporting purposes totaling approximately $181,570,000 that expire between 2021 and 2028. Approximately $19,531,000 of this amount is a result of the exercise of employee stock options. If and when recognized, the tax benefit of these exercises will be accounted for as a credit to additional paid-in capital.
     The Internal Revenue Code contains provisions under Section 382 which limit the Company’s ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a 3-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $130,736,000 of the net operating losses are currently subject to an annual limitation of $3,041,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss carry-forwards expire between 2021 and 2028, allowing the Company to utilize approximately $60,820,000 of the limited net operating loss carry-forwards over a 20-year period. The balance of the net operating loss carry-forwards of approximately $50,834,000 is not currently subject to a limitation, but if ownership changes occur in the future, this amount also may be subject to limitations under Section 382.
     The differences between the provision for income taxes at the U.S. statutory rate and the Company’s effective tax rate are as follows:

	2008	2007	2006
Benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Permanent financial reporting to tax difference	0.1%	0.2%	0.2%
Foreign income taxes	3.2%	3.3%	0.5%
Change in valuation allowance	35.1%	34.8%	34.8%

Total provision for income taxes	3.4%	3.3%	0.5%

(7) COMMITMENTS AND CONTINGENCIES
IBM Corporation
     On or about March 6, 2003, the Company filed a civil complaint against IBM. The case is pending in the United States District Court for the District of Utah (the “Court”), under the title The SCO Group, Inc. v. International Business Machines Corporation, Civil No. 2:03CV0294. In this action, the Company claims that IBM breached its UNIX source code licenses (both the IBM and Sequent Computer Systems, Inc. (“Sequent”) licenses) by disclosing restricted information concerning the UNIX source code and derivative works and related information in connection with its efforts to promote the Linux operating system. The Company’s complaint includes, among other things, claims for breach of contract, unfair competition, tortious interference and copyright infringement. The Company is seeking damages in an amount to be proved at trial and seeking injunctive relief.
     On or about March 6, 2003, the Company notified IBM that IBM was not in compliance with the Company’s UNIX source code license agreement and on or about June 13, 2003, the Company delivered to IBM a notice of termination of that agreement, which underlies IBM’s AIX software. On or about August 11, 2003, the Company sent a similar notice terminating the Sequent source code license. IBM disputes the Company’s right to terminate those licenses. If the Company’s termination of those licenses was valid, the Company believes that IBM is exposed to substantial damages and injunctive relief claims based on its continued use and distribution of the AIX operating system. On June 9, 2003, Novell sent the Company a notice purporting to waive the Company’s claims against IBM regarding its license breaches.
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
     On February 13, 2006, IBM filed a motion with the Court seeking to limit the Company’s claims as set forth in the December 2005 report. IBM argued that, of the 293 items the Company had identified, 201 did not meet the level of specificity required by the Court. IBM requested that the Company be limited to 93 items set forth in the December 2005 filing, which IBM claims meet the required level of specificity. On June 28, 2006, the Magistrate Judge issued a ruling striking over 180 of the technology disclosures challenged by the Company from its December 2005 filing. This ruling is a limitation on the number of technology disclosures the Company made in its December 2005 filing, but means that over 100 of the challenged items remain in the case. On July 13, 2006, the Company filed objections to the Magistrate Judge’s order with the Court; those objections challenged the process and the result embodied in the Magistrate Judge’s order. On November 29, 2006, the Court issued a ruling affirming the Magistrate Judge’s ruling of June 28, 2006. The Company filed a motion to reconsider this ruling and a motion to amend its technology disclosures of December 2005.
     On June 8, 2006, IBM filed a motion to confine the Company’s claims to, and strike allegations in excess of, the December 2005 disclosures. In this motion, IBM claims that the Company’s technology expert reports go beyond the disclosures contained in the Company’s December 2005 submission to the Court and that those expert reports should be restricted to that extent. On December 21, 2006, the Magistrate Judge granted IBM’s motion. The Company filed objections to that order with the Court.
     Both parties filed expert reports and substantially finished expert discovery. IBM filed six motions for summary judgment which, if granted in whole or in substantial part, could resolve the Company’s claims in IBM’s favor or substantially reduce the Company’s claims. The Company filed three motions for summary judgment.
     As a result of the judge’s order of August 10, 2007, in the SCO v. Novell case, several of the Company’s claims against IBM may be dismissed. These claims include its claims that IBM breached its UNIX license agreements and the Company’s claims arising from its termination of IBM’s UNIX licenses. The Company believes that the Court’s August 10, 2007 ruling does not resolve certain claims in the case, or aspects of those claims, including the Company’s claim for unfair competition arising out of the Project Monterey initiative in the late 1990’s. IBM has taken the position that the Court’s ruling of August 10, 2007 in the Novell case resolves all of the Company’s claims against IBM in IBM’s favor. The Company disputes this position. IBM’s counterclaims against the Company remain in the case subject to pending motions for summary judgment. The IBM case is also currently stayed due to the Company’s filing of Chapter 11 bankruptcy.
Novell, Inc.
     On January 20, 2004, the Company filed suit in Utah state court against Novell, Inc. for slander of title seeking relief for its alleged bad faith effort to interfere with the Company’s ownership of copyrights related to the Company’s UNIX source code and derivative works and the Company’s UnixWare product. The case proceeded in the United States District Court for the District of Utah under the caption, The SCO Group, Inc. v. Novell, Inc., Civil No. 2:04CV00139. In the lawsuit, the Company requested preliminary and permanent injunctive relief as well as damages. Through these claims, the Company seeks to require Novell to assign to the Company all copyrights that the Company believes Novell has wrongfully registered, to prevent Novell from claiming any ownership interest in those copyrights, and to require Novell to retract or withdraw all representations it has made regarding its purported ownership of those copyrights and UNIX itself.
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
     On or about April 10, 2006, Novell filed a motion to stay the case in Utah pending a request for arbitration that Novell and SuSE Linux, GmbH (“SuSE”) filed on the same date in the International Court of Arbitration. Through these proceedings, Novell claims that the Company granted SuSE the right to use its intellectual property through the Company’s participation in the UnitedLinux initiative in 2002 and through its acquisition of SuSE, Novell acquired SuSE’s rights as a member of UnitedLinux. On August 21, 2006, the court ordered that portions of claims relating to the SuSE arbitration should be stayed pending the arbitration but the other portions of claims in the case should proceed.
     The three-person arbitration panel has been selected for the SuSE arbitration but that process is stayed by the bankruptcy cases.
     In September 2006, Novell filed an Amended Counterclaim asserting nine claims for relief including, among other things, claims for slander of title, breach of contract, declaratory relief and claims for an accounting, and for a constructive trust over certain revenue the Company collected from Sun and Microsoft in 2003. In September 2006, Novell also filed a motion for summary judgment or a preliminary injunction. The Company opposed the motion and filed a cross-motion for summary judgment or partial summary judgment. Those motions were argued on January 23, 2007, before the District Court in Utah. On December 1, 2006, Novell also filed a motion for summary judgment on its Fourth Counterclaim, asking the court to rule that Novell had retained broad waiver rights and other rights over SVRX licenses it transferred under the 1995 Asset Purchase Agreement. With the Company’s opposition to this motion, it filed its own cross motion for summary judgment, asking the court to rule that Novell’s retained rights are much narrower than it claims.
     On April 9, 2007, the Company filed a Motion for Partial Summary Judgment on Its First, Second, and Fifth Causes of Action and for Summary Judgment on Novell’s First Counterclaim, arguing that Novell transferred the UNIX and UnixWare copyrights under the plain language of the amended Asset Purchase Agreement, as confirmed by testimony of at least nine witnesses, including Novell’s own CEO at the time of the Asset Purchase Agreement. On April 20, 2007, Novell filed motions for summary judgment asking the court to rule that Novell retained the UNIX and UnixWare copyrights under the 1995 Asset Purchase Agreement, that the Company did not meet its burden of establishing special damages on its slander of title claim, that Novell retained broad rights to waive the Company’s contract claims against IBM, and that the portion of the Company’s contract and unfair-competition claims based on non-compete provisions in the APA and a related agreement should not proceed to a jury trial. The Company filed its own motions for summary judgment seeking a ruling that it owns the UNIX and UnixWare copyrights, and that Novell’s retained rights are much narrower than Novell now claims. On May 31 and June 4, 2007, the court heard oral argument on these motions and the pending motion and cross-motion for summary judgment on Novell’s Fourth Counterclaim, taking the motions under advisement.
     On August 10, 2007, the federal judge ruled in favor of Novell on several of the summary judgment motions that were before the court. The effect of these rulings was to significantly reduce or eliminate certain of the Company’s claims in both the Novell and IBM cases, and possibly others. The court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement and that Novell retained broad rights to waive the Company’s contract claims against IBM. The court ruled that the Company owns the copyrights to post 1995 derivatives and that the Company has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the court determined that certain SCOsource licensing agreements that the Company executed in fiscal year 2003 included older SVRx licenses and that the Company was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007 and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements were attributable to such SVRx licenses and should be remitted to Novell as well as whether the Company had authority to enter into such SVRx licenses. The range of the payment to Novell was from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of the Company filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the court on the allocation of proceeds from the SCOsource agreements and the question of the Company’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the court scheduled a four-day trial, which started on April 29, 2008 and concluded on May 2, 2008, on those matters for which the Bankruptcy Court modified the automatic stay. Prior to the commencement of the trial, Novell conceded that it would not be making a claim to a portion of the fees paid to the Company by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.
     On July 16, 2008, the court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that SCO had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore the Company was authorized to enter into the license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun was an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the court’s $2,547,817 award.
     In its ruling of July 16, 2008, the court also directed Novell to file a proposed Final Judgment consistent with the court’s trial and summary judgment orders. In its proposed submission to the court in compliance with this order, Novell took the position that final judgment could not be entered because the Company’s claims were stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, the Company sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on the Company’s tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of the Company’s current assets were traceable as trust funds. The Company also proposed dismissing its stayed claims with prejudice on the basis of the court’s ruling that Novell owns the pre-APA UNIX copyrights in the court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, the Company filed papers arguing for the entry of final judgment.
     As a result of the court’s judgment against the Company, as of October 31, 2008, the Company has accrued $3,518,000 for this contingent liability and related interest, which amount is included in Liabilities Subject to Compromise. However, the Company continues to contest this liability. The Company believes that this judgment is in error, and that the Company has strong grounds to have the adverse rulings embodied in the Final Judgment overturned on appeal.
     On November 20, 2008, after further negotiations between the parties, the court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, the Company filed a notice of appeal of that Final Judgment, including the adverse rulings in the court’s summary judgment order of August 10, 2007. The appeal before the United States Court of Appeals for the Tenth Circuit will proceed over the next several months with briefing and then argument before the court. On January 23, 2009, the Company filed an unopposed motion for an expedited appeal. A decision on the appeal could be forthcoming in approximately the next ten to fourteen months, unless the Company is successful in its motion that the Court handle the appeal on an expedited basis.
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
     Due to the inherent uncertainties of litigation, management cannot predict the ultimate outcome of this matter. The Company has notified its underwriters and insurance companies of the existence of the claims. Management presently believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations, liquidity or financial position and will not exceed the $200,000 self-insured retention already paid or accrued by the Company.
     On November 20, 2008, the Bankruptcy Court entered an order, based on a stipulation of the parties, that the plaintiffs in the IPO case would not pursue assets of the Company in connection with the case but would only look to insurance coverage to cover any damages that may be awarded to plaintiffs in that case. On October 10, 2008, the judge in the IPO case granted plaintiffs’ request to withdraw, without prejudice, their motion for class certification in the case.
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
AutoZone, Inc.
     On March 2, 2004, the Company filed suit against AutoZone, Inc., in the Federal District Court for the District of Nevada (the “Nevada District Court”). The Company brought a single claim for copyright infringement based on AutoZone’s use of UNIX copyrighted materials in Linux and asked the Nevada District Court to impose a preliminary injunction against AutoZone. On August 6, 2004, the Nevada District Court granted AutoZone’s motion to stay the case pending resolution of the IBM, Novell, and Red Hat litigations. During the limited discovery that the Nevada District Court permitted, SCO confirmed that AutoZone had also made unauthorized use of materials from SCO’s OpenServer operating system in migrating to Linux. On September 22, 2008, the Nevada District Court held a status conference on the case and decided to lift the stay effective December 31, 2008. On January 6, 2009, the assigned Magistrate Judge issued an order directing the parties to file a proposed discovery plan and scheduling order by January 16, 2009. On that date, the parties filed a Joint Discovery Plan and Scheduling Order proposing January 15, 2010 as the deadline for the parties to complete fact discovery.
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
     Pursuit and defense of the above-mentioned matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. A material, negative impact on the Company’s results of operations or financial position from the Red Hat, Inc., IPO Class Action, or Indian Distributor matters, or the IBM or Novell counterclaims may be probable but not estimable.
     The Company is a party to certain other legal proceedings arising in the ordinary course of business, and management believes, after consultation with legal counsel, that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Operating Lease Agreements
     The Company has entered into operating leases for its offices located in the United States and for international sales offices. The Company has commitments under these leases that extend through the year ending October 31, 2013.

     Future minimum lease payments under non-cancelable operating leases as of October 31, 2008 were as follows:

Operating
Leases
(In thousands)
Year ending October 31,
2009	$354
2010	269
2011	225
2012	226
2013	226
Thereafter	—

Total minimum payments	$1,300

     Total rent expense for all of the Company’s operating leases were $901,000, $1,398,000 and $1,618,000 for the years ended October 31, 2008, 2007 and 2006, respectively.
Contingency Arrangement with Law Firms
     On October 31, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with Boies, Schiller & Flexner LLP, Kevin McBride and Berger Singerman (the “Law Firms”). This Engagement Agreement supercedes and replaces the original engagement agreement that was entered into in February 2003. The Engagement Agreement governs the relationship between the Company and the Law Firms in connection with their representation of the Company in the Company’s current litigation between it and IBM, Novell, Red Hat, AutoZone and DaimlerChrysler (the “SCO Litigation”). Berger Singerman P.A. was a member of this group of Law Firms. With the Company’s consent, the engagement of this firm was mutually terminated. The last payment received by Berger Singerman P.A. with regard to this representation was on November 24, 2004. The Company must pay one or more contingency fees upon any amount the Company or its stockholders may receive as a result of a settlement, judgment or a sale of the Company. The contingency fee amounts payable to the Law Firms will be, subject to certain credits and adjustments, as follows:
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
(8) RELATED PARTY TRANSACTIONS
     Kevin McBride is a licensed attorney working on the SCO Litigation as part of the Engagement Agreement and is also the brother of the Company’s Chief Executive Officer, Darl McBride. During the years ended October 31, 2008, 2007 and 2006, Kevin McBride’s legal fees were paid by Boies, Schiller & Flexner.
     As part of the Engagement Agreement entered into on October 31, 2004, the Company started paying directly to Kevin McBride services fees and reimbursable expenses associated with the SCO Litigation, which were primarily for document management, outsourced technical and litigation assistance, and travel expenses. During the years ended October 31, 2008, 2007 and 2006, the Company incurred expenses of approximately $256,000, $415,000 and $562,000, respectively, for services and expenses of Kevin McBride.
(9) EMPLOYEE BENEFIT PLAN
     The Company maintains a 401(k) plan to which eligible participants may elect to make contributions, subject to certain limitations under the Internal Revenue Code. Under the terms of the plan, the Company may make discretionary matching contributions up to predetermined limits to partially match employee contributions to the plan. During the years ended October 31, 2008, 2007 and 2006, the Company contributed $59,000, $110,000 and $136,000, respectively, to the plan for matching contributions.
(10) CONCENTRATION OF RISK
     As of October 31, 2008 and 2007, the Company had no customers who made up more than 10% of the year-end accounts receivable balance.

     During the years ended October 31, 2008, 2007 and 2006, the Company did not have any single customer that accounted for more than 10% of total revenue.
     The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services.

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

	Year Ended October 31, 2008
	UNIX	SCOsource	Total
		(In thousands)

Revenue	$15,568	$—	$15,568
Cost of revenue	2,053	3,800	5,853

Gross margin (deficit)	13,515	(3,800)	9,715

Sales and marketing	8,255	—	8,255
Research and development	3,684	—	3,684
General and administrative	3,657	—	3,657
Impairment of long-lived assets	276	—	276

Total operating expense	15,872	—	15,872

Loss from operations	$(2,357)	$(3,800)	$(6,157)

	Year Ended October 31, 2007
	UNIX	SCOsource	Total
		(In thousands)

Revenue	$21,623	$33	$21,656
Cost of revenue	3,291	3,580	6,871

Gross margin (deficit)	18,332	(3,547)	14,785

Sales and marketing	9,686	—	9,686
Research and development	6,077	—	6,077
General and administrative	5,527	—	5,527

Total operating expense	21,290	—	21,290

Loss from operations	$(2,958)	$(3,547)	$(6,505)

	Year Ended October 31, 2006
	UNIX	SCOsource	Total
		(In thousands)

Revenue	$29,123	$116	$29,239
Cost of revenue	4,896	12,307	17,203

Gross margin (deficit)	24,227	(12,191)	12,036

Sales and marketing	12,048	1	12,049
Research and development	7,666	379	8,045
General and administrative	6,669	259	6,928
Other	2,371	—	2,371

Total operating expense	28,754	639	29,393

Loss from operations	$(4,527)	$(12,830)	$(17,357)

Geographic Regions
     The Company’s two geographic regions consist of the Americas and International. The International division consists of EMEA (Europe, the Middle East, India and Africa) and Asia. Any financial amounts not directly attributable to either the Americas or International geographic region are included in the corporate column. The following tables present the Company’s results of operations by geographic region:

	Year Ended October 31, 2008
	Americas	International	Corporate	Total
	(In thousands)

Revenue	$6,729	$8,839	$—	$15,568
Cost of revenue	4,466	1,139	248	5,853

Gross margin (deficit)	2,263	7,700	(248)	9,715

Sales and marketing	3,490	4,581	184	8,255
Research and development	1,570	2,061	53	3,684
General and administrative	1,444	1,897	316	3,657
Impairment of long-lived assets	254	22	—	276

Total operating expense	6,758	8,561	553	15,872

Loss from operations	$(4,495)	$(861)	$(801)	$(6,157)

	Year Ended October 31, 2007
	Americas	International	Corporate	Total
	(In thousands)

Revenue	$10,737	$10,919	$—	$21,656
Cost of revenue	4,981	1,560	330	6,871

Gross margin (deficit)	5,756	9,359	(330)	14,785

Sales and marketing	4,609	4,688	389	9,686
Research and development	2,913	2,961	203	6,077
General and administrative	1,886	2,630	1,011	5,527

Total operating expense	9,408	10,279	1,603	21,290

Loss from operations	$(3,652)	$(920)	$(1,933)	$(6,505)

	Year Ended October 31, 2006
	Americas	International	Corporate	Total
	(In thousands)

Revenue	$15,749	$13,490	$—	$29,239
Cost of revenue	14,960	1,926	317	17,203

Gross margin (deficit)	789	11,564	(317)	12,036

Sales and marketing	4,896	6,782	371	12,049
Research and development	4,258	3,647	140	8,045
General and administrative	3,207	2,747	974	6,928
Other	—	—	2,371	2,371

Total operating expense	12,361	13,176	3,856	29,393

Loss from operations	$(11,572)	$(1,612)	$(4,173)	$(17,357)

     Long-lived assets, which is comprised of property and equipment, by geographic region consisted of the following as of October 31, 2008 and 2007:

	October 31,
	2008	2007
	(In thousands)

Long-lived assets:
Americas	$—	$294
International	—	65

Total long-lived assets	$—	$359

(13) SUBSEQUENT EVENT
     On November 24, 2008, the Company entered into a Dissolution Agreement and Termination Agreement to dissolve its minority ownership in a Chinese company. Under the Agreement, the Company received a dissolution payment of $370,000 in December 2008. Upon completion of the dissolution of the Chinese company, the majority shareholder in the Chinese company will enter into a distribution agreement with the Company.

THE SCO GROUP, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended October 31, 2008
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period
		(In thousands)
Allowance for doubtful accounts receivable:
Year ended October 31, 2008	$85	$186	$(177	) [a]	$94
Year ended October 31, 2007	106	(1)	(20	) [a]	85
Year ended October 31, 2006	144	10	(48	) [a]	106

Inventory reserves:
Year ended October 31, 2008	53	3	—		56
Year ended October 31, 2007	29	24	—		53
Year ended October 31, 2006	71	(42)	—		29

Allowance for sales returns:
Year ended October 31, 2008	315	$(198)	$(15	) [b]	$102
Year ended October 31, 2007	308	301	(294	) [b]	315
Year ended October 31, 2006	587	(23)	(256	) [b]	308

[a]	Represents write-offs of uncollectible accounts receivable

[b]	Represents product returns

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
     Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2008, our internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with our evaluation of disclosure controls and procedures discussed above during the quarter ended October 31, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting. Should the Company further reduce its accounting personnel, the ability to maintain segregation of incompatible duties in key functions may be impaired.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item concerning our directors and executive officers will be included in the Company’s Form 10-K/A or proxy statement to be filed within 120 days after the end of the fiscal year covered by the this Form 10-K. Such information is incorporated herein by reference.

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
Item 11. Executive Compensation
     Information with respect to this item will be included in the Company’s Form 10-K/A or proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to this item will be included in the Company’s Form 10-K/A or proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information with respect to this item will be included in the Company’s Form 10-K/A or proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information with respect to this item will be included in the Company’s Form 10-K/A or proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 54 of this report.

(2)	Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 54 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization by and among Caldera Systems, Inc., Caldera International, Inc., now known as The SCO Group, Inc. (the “Registrant”), and The Santa Cruz Operation, Inc., and related amendments (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

3.1	Amended and Restated Certificate of Incorporation of Caldera International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding consolidation of outstanding shares (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

Exhibit
Number	Description

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding change of name to The SCO Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (File No. 000-29911).

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

3.7	Certificate of Correction correcting the Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G/A (File No. 000-29911)).

4.2	Rights Agreement dated as of August 10, 2004 by and between the Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 1, 2004 (File No. 000-29911)).

10.1*	1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-94351)).

10.2*	Amendment No. 1 to 1998 Stock Option Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.3*	Form Notice of Grant of Stock Options for 1998 Stock Option Plan. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.4*	1999 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibits 10.4 through 10.8 of the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

10.5*	Amendment No. 5 to 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.6*	Amendment No. 6 to 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.7*	Form Notice of Grant of Stock Options for 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.8*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-45936)).

10.9*	Amendment No. 2 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.10*	Amendment No. 3 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.11*	Amendment No. 4 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

Exhibit
Number	Description

10.12*	Amendment No. 5 to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (File No. 000-29911)).

10.13*	2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-29911)).

10.14*	Form Notice of Grant of Stock Options for 2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911).

10.15	Office Sublease Agreement by and among the Registrant, Canopy Properties, Inc. and Gateway Technology Center, LLC, dated January 10, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.16	First Amendment to Office Sublease Agreement by and among the Registrant and Canopy Properties, Inc., dated September 15, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.17	Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2002 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.18	First Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated February 13, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.19	Second Amendment to Engagement Letter by and among the Registrant and Morgan Keegan & Company, Inc., dated August 16, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.20	Warrant to Purchase Shares of Common Stock issued by the Registrant to Morgan Keegan & Company, Inc., dated August 16, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.21	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated March 11, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.22	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated July 31, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.23	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, Sun Microsystems, Inc., dated October 31, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.24	Independent Contractor Agreement by and among the Registrant and S2 Strategic Consulting, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.25	Common Stock Warrant issued by the Registrant to, and accepted and agreed to by, S2 Strategic Consulting, LLC, dated July 1, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 000-29911)).

10.26*	Severance Agreement between Ransom H. Love and Caldera International, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 000-29911)).

10.27	Securities Purchase Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

Exhibit
Number	Description

10.28	Registration Rights Agreement dated as of October 16, 2003 between the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2003 (File No. 000-29911)).

10.29	Letter Agreement dated December 8, 2003 among the Registrant, BayStar Capital II, L.P., Royal Bank of Canada and Acknowledged by Boies, Schiller & Flexner LLP (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2003 (File No. 000-29911)).

10.30	Asset Purchase Agreement dated June 6, 2003 between the Registrant and Vultus, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-106885)).

10.31	Exchange Agreement dated as of February 5, 2004 among SCO, BayStar Capital II, L.P. and Royal Bank of Canada (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on February 9, 2004 (File No. 000-29911)).

10.32	Stock Repurchase Agreement dated as of May 31, 2004 between the Registrant and BayStar (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2004 (File No. 000-29911)).

10.33	Letter Agreement dated October 31, 2004 among Boies, Schiller & Flexner LLP, Kevin McBride, Berger Singerman and SCO (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2004 (File No. 000-29911)).

10.34*	First Amendment to the Letter Agreement dated October 31, 2004 among The SCO Group, Inc., Boies, Schiller & Flexner LLP, Kevin McBride, and Berger Singerman (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on June 8, 2006).

10.35*	2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 000-29911).

10.36*	Form Notice of Grant of Stock Options for 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SCO’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-29911)).

10.37*	Form of Executive Officer Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-29911)).

10.38*	Form of Executive Officer Stock Option Agreement for the 2002 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-29911)).

10.39*	The SCO Group Employee Incentive Bonus Program for Fiscal Year 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-29911)).

10.40*	The SCO Group Employee Incentive Bonus Program for Fiscal Year 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-29911)).

10.41*	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004 (File No. 000-29911)).

10.42*	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 1 to Form S-3 on Form S-1 filed on May 18, 2005 (File No. 333-116732)).

10.43	Common Stock Purchase Agreement dated as of November 29, 2005 among the Registrant and the persons listed therein as Purchasers (incorporated by reference to Exhibit 10.43 to Form S-1 filed on December 22, 2005 (File No. 333-130609)).

Exhibit
Number	Description

10.44*	America Sales Compensation Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 (File No. 000-29911)).

10.45*	Sales Compensation Plan for Fiscal Year 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-29911)).

10.46	Fifth Amendment to Sublease dated January 10, 2002 between Canopy Properties, Inc. and the Registrant dated December 14, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008 (File No. 000-29911)).

10.47	Second Amendment to Lease by GRE Mountain Heights Property LLC and the Registrant dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008 (File No. 000-29911)).

10.48	Lease Agreement between Vreeland SPVEF Venture, LLC and the Registrant dated August 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008 (File No. 000-29911)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Tanner LC, Independent Registered Public Accounting Firm.

31.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These items identify a management contract or compensatory plan.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2009.

THE SCO GROUP, INC.
By:	/s/ Kenneth R. Nielsen
Kenneth R. Nielsen
Chief Financial Officer/ Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:
/s/ Darl C. McBride Darl C. McBride	President, Chief Executive Officer and Director	January 29, 2009
Principal Financial and Accounting Officer:
/s/ Kenneth R. Nielsen Kenneth R. Nielsen	Chief Financial Officer	January 29, 2009
Directors:
/s/ Ralph J. Yarro III Ralph J. Yarro III	Chairman of the Board	January 29, 2009
/s/ Darcy G. Mott Darcy G. Mott	Director	January 29, 2009
/s/ R. Duff Thompson R. Duff Thompson	Director	January 29, 2009
/s/ J. Kent Millington J. Kent Millington	Director	January 29, 2009
/s/ Daniel W. Campbell Daniel W. Campbell	Director	January 29, 2009
/s/ Omar T. Leeman Omar T. Leeman	Director	January 29, 2009