Form 10-K/A
period 2008-10-31
SCO GROUP INC
filed 2009-03-02
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Preferred Stock Purchase Rights
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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
Documents Incorporated by reference: None.

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends The SCO Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended October 31, 2008, (the “Original Filing”) which was originally filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2009. We are refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement containing such information will not be filed within 120 days after our fiscal year ended October 31, 2008. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than in Part III, Items 10 through 14 and Part IV Item 15 are true or complete as of any date subsequent to the Original Filing.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     The names of our directors, their ages and their respective business backgrounds are set forth below.

Name	Position(s) With the Company	Age	Director Since
Ralph J. Yarro III	Chairman of the Board of Directors	44	1998
R. Duff Thompson	Director	57	2001
Darcy G. Mott	Director	56	2002
Darl C. McBride	Chief Executive Officer, Director	49	2002
Daniel W. Campbell	Director	54	2003
Omar T. Leeman	Director	57	2005
J. Kent Millington	Director	64	2005

     Ralph J. Yarro III has served as the Chairman of our Board of Directors since August 1998. Mr. Yarro has served as President and Chief Executive Officer of ThinkAtomic, Inc., a high-tech development and venture group, since 2005. Mr. Yarro has served as the President and Chief Executive Officer of SurfRecon, Inc., since 2006. Mr. Yarro has served as the President and Chief Executive Officer of Voonami Inc., and Xymbiot, Inc. since 2007 and Orbiteer, Inc. since 2008. Mr. Yarro is a member of the board of Utah Valley University. Mr. Yarro has also served as the Chairman of the Board of Trustees and President of The CP80 Foundation, a 501(c)(4) non-profit organization dedicated to the protection of children, families and businesses from the constant threat of internet pornography, since 2005. Mr. Yarro previously served as the President and Chief Executive Officer of The Canopy Group, Inc., a management and resource company (“Canopy”), from August 1998 to December 2004. Mr. Yarro also served as a director of Canopy from August 1998 to March 2005. Mr. Yarro holds a B.A. degree in Political Science from Brigham Young University.
     R. Duff Thompson has served as a member of the Board of Directors since May 2001. Mr. Thompson is a Managing General Partner of EsNet, Ltd., an investment group that is active in both technology and real estate ventures, from 1996 to the present. From June 1994 to January 1996, Mr. Thompson served as Senior Vice President of the Corporate Development Group of Novell, Inc. Prior to that time, he served as Executive Vice President and General Counsel for WordPerfect Corporation, and before joining WordPerfect Corporation in 1986, he was a partner with the Salt Lake City law firm of Callister, Nebeker & McCullough. Mr. Thompson holds a B.S. degree in Economics, a Masters degree in Business Administration and a J.D. degree, all from Brigham Young University.
     Darcy G. Mott has served as a member of the Board of Directors since March 2002. Mr. Mott has served as Senior Vice President and Chief Financial Officer of HealthEquity, Inc., a Healthcare Financial Services company, since March 1, 2007. Mr. Mott previously served as an independent investor and business consultant from December 2004 to February 2007 and as a part-time employee of ThinkAtomic, Inc., a high-tech development venture group, from July 2006 to February 2007. Mr. Mott previously served as Vice President, Treasurer and Chief Financial Officer of Canopy from May 1999 to December 2004. Mr. Mott is a certified public accountant and holds a B.S. degree in Accounting from Brigham Young University.
     Darl C. McBride has served as our President and Chief Executive Officer and as a member of the Board of Directors since June 2002. Before joining our company, Mr. McBride was the president of Franklin Covey Co.’s online planning business from May 2000 to May 2002. From April 1999 to May 2000, Mr. McBride was the CEO of Pointserve. From November 1997 to August 1998, Mr. McBride was the Chairman, President and CEO of SBI. From February 1996 to October 1997, Mr. McBride served as the Senior Vice President of IKON Office Solutions. From 1988 to 1996, Mr. McBride held several positions at Novell, Inc. and concluded his service as Vice President and General Manager of Novell’s Embedded Systems Division (NEST). Mr. McBride holds a B.S. degree from Brigham Young University and holds a Masters degree in Labor & Industrial Relations from the University of Illinois at Urbana-Champaign.
     Daniel W. Campbell has served as a member of our Board of Directors since November 2003. Mr. Campbell is a Managing General Partner of EsNet, Ltd., an investment group that is active in both technology and real estate ventures, from July 1994 to the present. From 1992 to July 1994, Mr. Campbell worked at WordPerfect Corporation as Senior Vice President and Chief Financial Officer. Prior to that, Mr. Campbell was a partner with Price Waterhouse, an international accounting firm. Mr. Campbell also serves as the lead independent director of Nu Skin Enterprises, Inc., where he is the Chairman of the Audit Committee. Mr. Campbell received an Accounting degree from Brigham Young University in 1979.
     Omar T. Leeman has served as a member of our Board of Directors since June 2005. Mr. Leeman has served as Senior Partner of Firm44, LLC, a provider of strategic advisory services designed to cover the full spectrum of business and investment options and alternatives, since 2008. Mr. Leeman has held senior management positions in technology, telecommunications, and software development companies, both public and privately held. Previously, Mr. Leeman founded Pinebrook Management Group, LLC specializing in providing consultancy services to various businesses. Prior to Pinebrook, Mr. Leeman was President, CEO, and Chairman of the Board of Talk2 Technology, Inc. From February 1983 to January 2001, Mr. Leeman held several senior management positions at MCI Telecommunications, Inc., including President, MCI Business Markets. He also served as a Regional Vice President at NEC America Inc., and held management positions at OC Tanner Company and Xerox Corporation. Omar received a B.S. degree in Business Administration from the University of Hawaii. Mr.

Leeman previously served on the Board of Directors of Telegea, Inc. and AccessData, Corp. Mr. Leeman also served on the Board of Visitors of MD Anderson Cancer Center; Rotary Club of Houston Lombardi Trophy Committee; Houston Convention Fund; Kick Drugs Out of America Foundation; and Vice Chairman, Hurricane Katrina Relief Effort, The Woodlands, Texas.
     J. Kent Millington has served as a member of our Board of Directors since June 2005. Mr. Millington has served as a business consultant and President of IPDevPro, a company specializing in evaluation and commercialization of intellectual property, since 2005. He was President and Chief Executive Officer of AccessData Corp. from January to December 2007, where he oversaw a turn around and brought in significant new equity capital and management. Mr. Millington served as Entrepreneur in Residence at Utah Valley State College (“UVSC”) from August 2004 to May 2007, where he taught courses in entrepreneurship and new venture finance. Prior to joining UVSC, Mr. Millington was a Vice President for Verio, Inc., a subsidiary of NTT Communications from January 1998 to July 2004. From October 1996 to December 1997 he was President of Internet Servers Inc., a web hosting start-up that was sold to Verio in December 1997. Mr. Millington holds a B.A. degree in History from the University of Utah, an MBA from Brigham Young University, and a Doctorate of Business Administration from California Coast University.
     The following table presents information regarding the current executive officers of the Company:

Name	Age	Position
Darl C. McBride	49	Chief Executive Officer, Director
Kenneth R. Nielsen	49	Chief Financial Officer
Jeff F. Hunsaker	43	President and Chief Operating Officer of SCO Operations, Inc. (“SCO Operations”), a wholly owned subsidiary of the Company.
Ryan E. Tibbitts	52	General Counsel and Corporate Secretary
     Set forth below is the business background of each of our executive officers. Information on the business background of Darl C. McBride is set forth above.
     Kenneth R. Nielsen has served as interim Chief Financial Officer since October 1, 2007. Prior to joining the Company, Mr. Nielsen was Chief Financial Officer of Forward Foods, LLC, a manufacturer and marketer of high protein snack, energy and meal replacement bars, from April 2007 to August 2007. From June 2001 to March 2007, Mr. Nielsen served as Corporate Controller of Mrs. Fields’ Companies, Inc., a retailer of cookies and baked goods. From August 2000 to June 2001, Mr. Nielsen was the Director of Financial Operations of Echopass, a provider of advanced IP-based call and contact center solutions. From 1999 to 2000, Mr. Nielsen was a Senior Manager at Ernst & Young LLP. Mr. Nielsen is a certified public accountant and holds a B.A. degree in Accounting from Weber State University and an M.B.A. from Brigham Young University.
     Jeff F. Hunsaker has served as President and Chief Operating Officer of SCO Operations since December 2007. Prior to that, he served as Senior Vice President and General Manager of SCO’s mobile business since May 2006. From August 2005 to April 2006, he served as the Senior Vice President of Worldwide Sales. Prior to that, Mr. Hunsaker served as the Senior Vice President and General Manager of the UNIX Division, from January 2004 to July 2005. From February 2003 to December 2003, Mr. Hunsaker served as Senior Vice President of Worldwide Sales and Marketing for the Company and prior to that Mr. Hunsaker served as Vice President and General Manager, Americas Division, from January 2000 to January 2003. Upon joining the Company, Mr. Hunsaker had worked for several high-tech companies from 1989 through 2000, in a senior sales or marketing role including WordPerfect Corporation, Novell Inc., Corel Corporation and Baan Corporation. Mr. Hunsaker holds a B.A. degree in Business Finance from Utah State University.
     Ryan E. Tibbitts joined the Company in June 2003 as General Counsel and became the Corporate Secretary in September 2003. Mr. Tibbitts is responsible for all legal aspects of the Company’s worldwide operations. Prior to joining the Company, Mr. Tibbitts worked as General Counsel at Center 7, Inc. from October 2001 to August 2003 and at Lineo, Inc. from January 2001 to September 2001. Mr. Tibbitts worked in private practice with a law firm in Utah from 1985 until 2001. Mr. Tibbitts is a member of the Utah State Bar and American Bar Association and received his J.D. and B.S. degrees from Brigham Young University.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than ten percent stockholders are required to furnish us with copies of all Section 16(a) forms they file. During the year ended October 31, 2008, we did not timely file Form 4 related to the issuance of stock options to our directors on March 17, 2008, April 23, 2008, June 16, 2008, and September 15, 2008. The Form 4 related to the issuance of these stock options was filed subsequent to October 31, 2008. Otherwise, we believe that during the year ended October 31, 2008 all reporting persons complied with all applicable filing requirements.
Code of Conduct and Ethics
     We have adopted a code of conduct and ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics is available at our website at www.sco.com.
     We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.
Audit Committee
     The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58) of the Exchange Act. The Audit Committee assists the Board in the oversight of our financial statements, legal compliance, qualifications of our independent registered public accounting firm, and engagement and oversight of our independent registered public accounting firm. The members of the Audit Committee are Messrs. Campbell (Committee Chair), Mott and Millington. The Audit Committee has determined that Messrs. Campbell, Mott and Millington are Audit Committee financial experts as such term is defined in Regulation S-K promulgated by the Securities and Exchange Commission. All members of the Audit Committee are independent directors. For a discussion regarding director independence, see “Affirmative Determinations Regarding Director Independence” below. The Audit Committee is responsible for, among other things:
•	reviewing the Company’s annual financial statements, the audit report and other relevant financial reports,

•	reviewing the internal financial reports prepared by management,

•	recommending engagement of the Company’s independent registered public accounting firm,

•	approving the services performed by the independent registered public accounting firm,

•	meeting with the independent registered public accounting firm and reviewing with them the results of their audit and other services, and

•	reviewing and evaluating the Company’s systems of internal controls.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     The following discussion and analysis provides information regarding our executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section. This discussion will focus on the Company’s objectives, principles, practices and decisions with regards to the compensation of Darl C. McBride, Jeff F. Hunsaker and Ryan E. Tibbitts, our named executive officers (“Named Executive Officers”). A discussion of our directors’ compensation is set forth below under “Director Compensation.”
Executive Compensation Objectives and Principles
     The compensation policy for our Chief Executive Officer and other executive officers is to provide compensation opportunities that are based upon our financial performance, their contribution to that performance, their personal performance, and competitive enough to attract and retain highly skilled individuals.
Executive Compensation Procedures
     We believe that compensation paid to our executive officers should be closely aligned with our performance and the performance of each individual executive officer on both a short-term and a long-term basis, should be based upon the value each executive officer provides to our company, and should be designed to assist us in attracting and retaining the best possible executive talent, which we believe is critical to our long-term success. To attain our executive compensation objectives and implement the underlying compensation principles, we follow the procedures described below.
     Role of the Compensation Committee. It is the duty of the Compensation Committee to review and recommend to the entire Board of Directors for approval the salary, bonus and equity compensation of our Chief Executive Officer. In addition, the Compensation Committee reviews and recommends the general compensation policies for our other executive officers, after receiving recommendations from our Chief Executive Officer. The Compensation Committee also reviews and recommends to the entire Board of Directors discretionary option grants for our Chief Executive Officer, other executive officers and employees in accordance with the 1999 Stock Option Plan and the 2002 and 2004 Omnibus Stock Incentive Plans.
     The Compensation Committee believes that the compensation program for our Chief Executive Officer should reflect our performance and the value created for our stockholders. In addition, the compensation program for the Chief Executive Officer should support our short-term and long-term strategic goals and values and should reward our Chief Executive Officer for his contribution to our success. We are engaged in a very competitive industry, and our success depends, in part, upon our ability to retain our executive officers.
     Compensation Consultant. We have not retained the services of a compensation consultant.
Elements of Compensation
     Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:
•	Base Salary

•	Bonuses

•	Stock-Based Compensation

•	Other Benefits
     In addition to benefits broadly available to our employees, the Chief Executive Officer and other executive officers’ compensation packages are comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance; (ii) quarterly and annual performance awards tied to the Company’s attainment of financial and management performance objectives; and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the Chief Executive Officer, other executive officers and our stockholders. The Compensation Committee and Board of Directors have reserved the ability to exercise discretion in applying entirely different factors, such as different measures of financial performance, for future fiscal years.
     Base Salary. The Compensation Committee approved the salaries of all of our executive officers for fiscal year 2008. Salary decisions concerning these officers were based upon a variety of considerations consistent with the compensation philosophy stated above. In reviewing and setting the total compensation of our Chief Executive Officer for the year ended October 31, 2008, the Compensation Committee sought to make that compensation competitive, while at the same time assuring that a significant percentage of compensation was tied to the Company’s performance. The Company did not adjust the base salary for our Chief Executive Officer for the year ended October 31, 2008 as a result of our cash constraints. Consequently, the base salary for Darl McBride, our Chief Executive Officer, remained unchanged at $265,000 for the fiscal year ended October 31, 2008. The base salary level for the other executive officers was established for the year ended October 31, 2008 on the basis of the following factors: personal performance and experience and the estimated salary levels in effect for similar positions. The Compensation Committee reviews the other executive officers’ base salaries periodically and makes adjustments accordingly. We did not benchmark the salaries of our executive officers against the salaries of other companies.
     Bonuses. Each Named Executive Officer is eligible to receive quarterly and annual performance-based bonuses by participating in either the Employee Incentive Bonus Program or the Sales Compensation Plan, both as described below. These bonuses are intended to motivate participating executives to achieve both short-term and long-term strategic and financial objectives. Mr. McBride earned bonus payments of $69,640 for the year ended October 31, 2008, of which $44,597 was paid, as a result of the attainment of personal management performance objectives, which included, but were not limited to establishing new business channels and partnerships for mobile technologies, launching new digital mobile services. During the year ended October 31, 2008, our other Named Executive Officers collectively earned bonus payments of $67,011, of which $44,352 was paid, based on the personal attainment of their management performance objectives and/or achieving a certain level of sales. The amount of bonus compensation earned by the Company’s executives and not paid for the year ended October 31, 2008 is subject to the Bankruptcy Court’s approval.
     Employee Incentive Bonus Program. The Employee Incentive Bonus Program (the “Bonus Program”) is designed (i) to reward achievement of specific revenue and operating objectives, (ii) align employee, company and stockholder interests, and (iii) improve morale of the employees. For fiscal 2008, Darl McBride, Ryan Tibbitts and Jeff Hunsaker participated in the Bonus Program.
     The Bonus Program is approved annually by the Compensation Committee and is administered by our Chief Executive Officer, Chief Financial Officer and the Director of Human Resources (the “Management Incentive Committee”). The Management Incentive Committee is responsible for setting the performance objectives and administering the Bonus Program, provided that the Compensation Committee sets the performance objectives of the Chief Executive Officer, and the Chief Executive Officer approves the performance objectives of the other members of the Management Incentive Committee. The Bonus Program covers all regular employees, except employees who are covered by sales commission or other incentive-eligible programs.
     The bonus pool is comprised of three components: (1) 40% related to revenue, (2) 40% related to operating performance, and (3) 20% related to personal objectives. We establish an executive and employee incentive program each year, pursuant to which certain executives and employees may earn quarterly bonuses based upon the Company’s performance. In the first quarter of each year, our Compensation Committee identifies the plan’s participants for the year and establishes an objective formula by which the amount, if any, of the plan’s bonus pool will be determined. This formula is based upon quarterly revenues and quarterly operating income (loss) before provision for income taxes. The bonus pool is subject to a 200% cap for director level and below, and is not subject to a cap for vice presidents, executives and officers.

     Our Compensation Committee established the following targets for the fiscal 2008 quarterly bonus pool (dollars in thousands):

		Operating
	Revenues	(loss)/income
Q1 - 2008	$4,167	$(2,434)
Q2 - 2008	4,076	(1,492)
Q3 - 2008	3,990	(610)
Q4 - 2008	4,276	112

Total	$16,509	$(4,424)

     The revenue and operating performance bonuses will not be paid unless the revenue and operating performance targets are attained at 100%. The personal objectives components will pay out each quarter based on the percentage of individual achievement. The amount payable to any employee will depend on a percentage of such employee’s annual base salary. The applicable percentages of annual base salary for all employees are established on an annual basis by the Compensation Committee. For executive officers, there is no maximum amount that they may earn pursuant to the Bonus Program. The components of the Bonus Program outlined above serve as criteria to help the Compensation Committee determine what bonuses to pay to the executive officers. However, the Compensation Committee has the discretion to award bonuses even if these criteria are not met. During the year ended October 31, 2008, the Compensation Committee did not award any bonuses that did not meet the aforementioned criteria.
     Sales Compensation Plan. The sales compensation plan is a quarterly incentive based plan. All sales representatives in the UNIX business are eligible to participate in the sales compensation plan. For commission compensation, there is one quota containing Product, SES/SWIM, Engineering Services, Support, Professional Services, IP Compliance Licensing, and other UNIX products (“UNIX business”). There is also one quota containing Me Inc. products and services, Shout, Edgeclick and other new revenue opportunities (“New business”). The quota and credit relief for both the UNIX business and New business is based on revenue recognition for all products and services. The sales compensation plan is rolled out quarterly to the sales field to ensure that the objectives and deliverables outlined for traction with new mobility products is being attained. None of our Named Executive Officers participated in the sales compensation plan during the year ended October 31, 2008.
     Stock-Based Compensation. We do not have any policies for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation or among different forms of non-cash compensation. However, the Compensation Committee sets the number of shares subject to each option grant for each executive officer at a level intended to create a meaningful opportunity for stock ownership based on (i) the executive’s current position with the Company, (ii) the base salary associated with the position, and (iii) the executive’s personal performance in recent periods. The Compensation Committee also takes into account the executive’s existing holdings of our common stock and the number of vested and unvested option shares exercisable by the executive in order to maintain an appropriate level of equity incentive to keep the executives’ interests aligned with our stockholders. Although we do not have any formal policy for determining the amount of stock options or the timing of our stock option grants, we have historically granted stock options at regularly scheduled board meetings to high-performing employees (i) in recognition of their individual achievements and contributions to our Company, and (ii) in anticipation of their future service and achievements. Mr. McBride received an option to purchase 160,000 shares of our common stock at an exercise price of $0.24 per share during the year ended October 31, 2008. This option vests over four years, although vesting accelerates upon a change in control of the Company. This award was determined based upon Mr. McBride’s current equity holdings in the Company and related vesting to maintain alignment of his interests with the interests of our stockholders. During the year ended October 31, 2008, the Compensation Committee recommended and the full Board of Directors approved stock options to purchase a total of 420,000 shares of our common stock to the other Named Executive Officers at an exercise price of $0.24 per share, which options also accelerate upon a change in control of the Company.
     Other Benefits. Our Named Executive Officers receive the same benefits that are available to all other full-time employees, including the payment of health, dental, life and disability insurance premiums.

Deductibility of Executive Compensation
     Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1,000,000 per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to our executive officers for the year ended October 31, 2008 did not exceed the $1,000,000 limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our executive officers for the year ending October 31, 2009 will exceed that limit. The Company’s 1999 Stock Option Plan and the 2002 and 2004 Omnibus Stock Incentive Plans have been structured so that any compensation deemed paid in connection with the exercise of option grants made under those plans with an exercise price equal to the fair market value of the options shares on the grant date are intended to qualify as performance-based compensation which will not be subject to the $1,000,000 limitation. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1,000,000 limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual non-performance based cash compensation of any executive officer ever approach the $1,000,000 level.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed the Compensation Discussion and Analysis with the Company’s management. Based on such review and discussions with management, the Compensation Committee recommended to the Board that the foregoing Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A.

Submitted by:

J. Kent Millington (Chair)
Omar T. Leeman
R. Duff Thompson
Members of the Compensation Committee

     The following table shows information regarding the compensation earned during the fiscal years ended October 31, 2008 and 2007 by our Named Executive Officers. We have not entered into any employment agreements with our executive officers. For a discussion of the compensation of our directors, see “Director Compensation” described below.
Summary Compensation Table

					Non-Equity
					Incentive Plan	All Other
		Salary	Bonus	Option	Compensation(3)	Compensation	Total
Name	Year	($)	($)(1)	Awards(2)	($)	($)	($)

Darl C. McBride	2008	265,000	—	157,493	69,640	—	492,133
Chief Executive Officer	2007	265,000	46,375	161,529	98,316	—	571,220

Ryan E. Tibbitts	2008	210,000	—	219,323	33,652	—	462,975
General Counsel and Corporate Secretary	2007	165,769	100,408 (4)	253,789	33,920	—	553,886

Jeff F. Hunsaker	2008	200,385	—	57,472	33,359	—	291,216
President and Chief Operating Officer of SCO Operations	2007	160,000	13,440	56,082	27,590	—	257,112

(1)	For the fourth quarter of fiscal 2007, the Compensation Committee adjusted the performance goals necessary for certain participants in the Employee Incentive Bonus Program to receive bonuses. As a result of these adjustments, for the fourth quarter, Mr. McBride received a bonus of $46,375, Mr. Tibbitts received a bonus of $16,000, and Mr. Hunsaker received a bonus of $13,440. These awards are all discussed in further detail under the heading “Elements of Compensation” in the Compensation Discussion and Analysis section above.

(2)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2008, in accordance with SFAS 123(R) of stock option awards issued pursuant to our equity incentive plans and include amounts from outstanding stock option awards granted during and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements for the fiscal year ended October 31, 2008 as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2009. The amounts shown disregard estimated forfeitures related to service-based vesting conditions.

(3)	This amount constitutes the cash bonuses earned by certain Named Executive Officers. For the fiscal year ended October 31, 2008, Darl McBride, Ryan Tibbitts and Jeff Hunsaker participated in the Employee Incentive Bonus Program.
For the fiscal year ended October 31, 2007 Darl McBride and Ryan Tibbitts participated in the Employee Incentive Bonus Program; and Jeff Hunsaker participated in both the Employee Incentive Bonus Program and the Sales Compensation Plan. Mr. Hunsaker received $24,710 pursuant to the Sales Compensation Plan and $2,880 pursuant to the Employee Incentive Bonus Program. These plans are discussed in further detail under the heading “Elements of Compensation” in the Compensation Discussion and Analysis section above.

(4)	Of this amount, $16,000 represents a bonus awarded to Mr. Tibbitts as further described above in Footnote 1 to this table and $84,408 represents a discretionary cash bonus awarded to Mr. Tibbitts for services rendered during fiscal 2007.

Grants of Plan-Based Awards—2008
     The following table sets forth information regarding grants of plan-based awards made to our Named Executive Officers during the fiscal year ended October 31, 2008.

		Estimated Future
		Payouts Under Non-		All Other Option	Exercise or	Grant Date
		Equity Incentive Plan		Awards: Number	Base Price of	Fair Value of
		Awards		of Securities	Option	Stock and
		Target	Maximum	Underlying Options	Awards	Option
Name	Grant Date	(#)(1)	(#)	(#)(2)	($/Sh)	Awards($)

Darl C. McBride	8/26/08	—	—	160,000	0.24	14,720
Chief Executive Officer	—	185,000	N/A	—	—	—

Ryan Tibbitts	8/26/08	—	—	140,000	0.24	12,880
General Counsel and Corporate Secretary	—	64,000	N/A	—	—	—

Jeff F. Hunsaker	8/26/08	—	—	140,000	0.24	12,880
President and Chief Operating Officer of SCO Operations	—	64,000	N/A	—	—	—

(1)	Darl McBride, Ryan Tibbitts, and Jeff Hunsaker participated in our Employee Incentive Bonus Program. The target bonus for each eligible employee is comprised of three components: (i) 40% related to revenue, (ii) 40% related to operating performance, and (iii) 20% related to personal objectives. This bonus program does not provide for threshold or maximum payout amounts. The actual bonus amount earned by each of these participants is shown in the “Summary Compensation Table” above.

(2)	All option grants were made pursuant to the 2004 Omnibus Stock Incentive Plan and are nonqualified stock options. Options expire ten years from the date of grant. The exercise price of each option granted is equal to the fair market value of our common stock (which is the closing price of our common stock on the date of grant) as determined and approved by the Board of Directors. Our equity incentive plans are discussed in further detail under the heading, “Elements of Compensation” in the Compensation Discussion and Analysis section above.

Outstanding Equity Awards at Fiscal Year-End—2008
     The following table lists the outstanding equity incentive awards held by our Named Executive Officers as of October 31, 2008.

	Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option
	(#)	(#)	Exercise Price
Name	Exercisable(1)	Unexercisable(1)	($)	Option Expiration Date
Darl C. McBride	400,000	—	$0.760	06/26/2012
Chief Executive Officer	50,000	—	$0.760	06/27/2012
	150,000	—	$0.760	06/27/2012
	200,000	—	$2.070	03/17/2013
	95,833	4,167	$4.850	12/07/2014
	55,000	25,000	$3.780	01/22/2016
	47,916	52,084	$2.300	11/12/2016
	—	160,000	$0.240	08/25/2018

Ryan E. Tibbitts	30,000	—	$8.710	05/26/2013
General Counsel and	35,000	—	$17.99	09/10/2013
Corporate Secretary	10,000	—	$5.050	05/24/2014
	100,000	—	$4.050	07/26/2014
	143,750	6,250	$4.850	12/07/2014
	34,375	15,625	$3.780	01/22/2016
	45,520	49,480	$2.300	11/12/2016
	—	140,000	$0.240	08/25/2018

Jeff F. Hunsaker	11,250	—	$1.120	11/01/2011
President and Chief	22,500	—	$1.120	11/01/2011
Operating Officer of SCO	100,000	—	$2.070	03/18/2013
Operations	23,958	1,042	$4.850	12/07/2014
	27,500	12,500	$3.780	01/22/2016
	19,166	20,834	$2.300	11/12/2016
	—	140,000	$0.240	08/25/2018

(1)	All of these options were granted 10 years prior to the option expiration date. The unvested options vest 25% after the completion of one year of service and then 1/36 per month for the remaining three years and would be fully vested at the end of four years. In addition, the options fully vest upon the occurrence of a change in control as described below under “Potential Payments Upon Termination or Change of Control.”
Potential Payments Upon Termination or Change in Control
     On December 10, 2004, the Company entered into Change in Control Agreements with the following Named Executive Officers who are still employed by the Company: Darl C. McBride; Jeff F. Hunsaker; and Ryan E. Tibbitts (each, an “Officer”). Each agreement is effective as of December 10, 2004.
     Pursuant to the terms of these agreements, each Officer agrees that he or she will not voluntarily leave the employ of the Company in the event any individual, corporation, partnership, company or other entity takes certain steps to effect a change in control of our Company, until the attempt to effect a change in control has terminated, or until a change in control occurs.
     If the Officer is still employed by the Company when a change in control occurs, any stock, stock option or restricted stock granted to the Officer by the Company that would have become vested upon continued employment by the Officer shall immediately vest in full and become exercisable notwithstanding any provision to the contrary of such grant and shall remain exercisable until it expires or terminates in accordance with its terms. Our purpose in entering into the Change in Control Agreements was to attempt to increase the alignment of the interests of the Chief Executive Officer and other executive officers with the interests of our stockholders in connection with any potential change in control of the Company.

     Each Officer shall be solely responsible for any taxes that arise or become due pursuant to the acceleration of vesting that occurs pursuant to the Change in Control Agreement.
     The exercise price of all of the unvested stock options held by each Officer as of October 31, 2008 exceeded the closing price of our common stock on October 31, 2008 ($0.11). Therefore, no compensation would have been recognized with respect to our Officers as of October 31, 2008 if we had experienced a change in control.
Director Compensation
     The compensation and benefits for service as a member of the Board of Directors is determined by the Compensation Committee and the Board. Directors employed by us or one of our subsidiaries are not compensated for service on the Board or on any Committee of the Board. Beginning in September 2007, we began awarding our non-employee directors 10,000 options per quarter in lieu of any cash compensation; for their service on the Board and for serving on any of our committees. In addition, Board members are reimbursed for expenses incurred in connection with attendance at Board and committee meetings.
     Prior to September 2007, our non-employee directors received $25,000 for each year of service as a director plus an additional $5,000 per year for each committee of the Board on which such non-employee directors served. Additionally, the chairpersons of each of the Compensation Committee and the Nominations Committee received an additional $5,000 per year and the chairpersons of each of the Audit Committee and the Litigation Oversight Committee received an additional $10,000 per year. Non-employee directors also received stock option awards under our stock option plans, which awards included an initial option to purchase 45,000 shares of common stock upon joining the Board as a director and thereafter each non-employee director who continued to serve on the Board automatically received an annual grant of an option to acquire 15,000 shares upon his or her election at the annual meeting.
     The following table sets forth a summary of the compensation we paid to our non-employee directors in 2008.

	Fees Earned or Paid in Cash	Options Awards
Name	($)	($)(1)	Total ($)

Ralph J. Yarro III	—	10,367	10,367
R. Duff Thompson	—	10,367	10,367
Darcy G. Mott	—	10,367	10,367
Daniel W. Campbell	—	10,367	10,367
Omar T. Leeman	—	10,367	10,367
J. Kent Millington	—	10,367	10,367

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2008, in accordance with SFAS 123(R), of stock option awards issued pursuant to our equity incentive plans and include amounts from outstanding stock option awards granted during and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the fiscal year ended October 31, 2008 as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2009. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. No stock options were forfeited by any of our non-employee directors during the fiscal year. The grant date fair value of the option granted on April 23, 2008 to each non-employee director re-elected on that date was $1,473 per director. The grant date fair value of the option granted to each non-employee director for quarterly compensation for the year ended October 31, 2008 was $1,276 for the grant date of March 17, 2008; $1,473 for the grant date of June 16, 2008; and $1,473 for the grant date of September 15, 2008. For information regarding the number of stock options held by each non-employee director as of October 31, 2008, see the table below. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the non-employee directors.

     Each of our non-employee directors owned the following number of stock options as of October 31, 2008.

Non-Employee Director	Stock Options Outstanding

Ralph J. Yarro III	222,500
R. Duff Thompson	185,000
Darcy G. Mott	185,000
Daniel W. Campbell	200,000
Omar T. Leeman	140,000
J. Kent Millington	140,000
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information known to us with respect to beneficial ownership of our common stock as of January 31, 2009 for (i) each director and nominee, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group.
     Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following January 31, 2009 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based on 21,588,885 shares of common stock outstanding as of January 31, 2009. Except as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class

Principal Stockholders:

Ralph J. Yarro III	5,744,180	(1)	26.3%
355 South 520 West Suite 100 Lindon, Utah 84042

AmTrust Capital Management, Inc.	1,328,731	(2)	6.2%
10451 Mill Run Circle Ownings Mills, MD 21117

Named Executive Officers And Directors:

Ralph J. Yarro III	5,744,180	(1)	26.3%
Darcy G. Mott	269,819	(3)	1.2%
R. Duff Thompson	185,000	(4)	*
Omar T. Leeman	140,000	(5)	*
Daniel W. Campbell	200,000	(6)	*
J. Kent Millington	140,000	(7)	*
Darl C. McBride	1,054,662	(8)	4.7%
Jeff F. Hunsaker	231,253	(9)	1.1%
Ryan E. Tibbitts	422,707	(10)	1.9%
All Named Executive Officers and Directors as a Group (10 Persons)	8,387,621	(11)	34.5%

*	Does not exceed one percent.

(1)	Includes options to purchase 222,500 shares of common stock.

(2)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by AmTrust Capital Management, Inc. was taken from a Schedule 13G filed by that entity with the Securities and Exchange Commission dated February 14, 2007.

(3)	Includes options to purchase 185,000 shares of common stock.

(4)	Includes options to purchase 185,000 shares of common stock.

(5)	Includes options to purchase 140,000 shares of common stock.

(6)	Includes options to purchase 200,000 shares of common stock.

(7)	Includes options to purchase 140,000 shares of common stock.

(8)	Includes options to purchase 1,021,666 shares of common stock.

(9)	Includes options to purchase 213,749 shares of common stock.

(10)	Includes options to purchase 419,999 shares of common stock.
(11)	Includes options to purchase 2,727,914 shares of common stock. Included in this group are our Named Executive Officers, directors and current executive officers.
EQUITY COMPENSATION PLAN INFORMATION
     We maintain our 1998 Stock Option Plan, our 1999 Stock Option Plan, our 2002 Omnibus Stock Incentive Plan, our 2004 Omnibus Stock Incentive Plan and our 2000 Employee Stock Purchase Plan (the “ESPP”). We are no longer granting awards under the 1998 Stock Option Plan, which was superseded by the 1999 Stock Option Plan. As of December 1, 2007, we suspended our ESPP.
     The following table provides information about equity awards under our equity compensation plans as of October 31, 2008:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	the first column)

Equity compensation plans approved by security holders	5,187,933	$2.82	1,910,057 (1)
Equity compensation plans not approved by security holders	—	n/a	—

Total	5,187,933	$2.82	1,910,057

(1)	The 2004 Omnibus Incentive Plan (the “2004 Plan”) incorporates an evergreen formula pursuant to which on each November 1, the aggregate number of shares reserved for issuance under the 2004 Plan will increase by a number of shares equal to three percent of the outstanding shares on the day preceding (October 31).
Item 13. Certain Relationships and Related Party Transactions
     Other than the transactions described below, since the beginning of the year ended October 31, 2006 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party
•	in which the amount exceeds $111,460 (one percent of the average of our total assets at year end for fiscal 2007 and fiscal 2008); and

•	in which any director, executive officer, holder of more than five percent of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.
     As part of the Engagement Agreement entered into on October 31, 2004, the Company started paying directly to Kevin McBride (a licensed attorney who is working on the SCO Litigation and who is the brother of the Company’s Chief Executive Officer, Darl McBride) service fees and reimbursable expenses associated with the SCO

Litigation, which primarily included document management, outsourced technical and litigation assistance, and travel expenses. During the fiscal years ended October 31, 2006 and 2005, Kevin McBride’s legal fees were paid by Boies, Schiller & Flexner LLP. Prior to October 31, 2004, Kevin McBride’s costs for both legal fees and reimbursable expenses were paid by Boies, Schiller & Flexner LLP in connection with the initial engagement agreement. During the fiscal years ended October 31, 2008 and 2007, the Company incurred expenses of approximately $256,000 and $415,000, respectively, for the reimbursable expenses of document management, outsourced technical and litigation assistance and travel expenses.
Affirmative Determinations Regarding Director Independence
     The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of the National Association of Securities Dealers (the “NASD”): Ralph J. Yarro, III, R. Duff Thompson, Darcy G. Mott, Daniel W. Campbell, Omar T. Leeman, and J. Kent Millington. Although our common stock is no longer listed on The Nasdaq Stock Market, we continue to use the independence standards of The Nasdaq Stock Market to determine the independence of our directors.
     These directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.” The Independent Directors intend to meet in executive sessions at which only Independent Directors will be present in conjunction with each regularly scheduled meeting of the Board of Directors.
ITEM 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
     The following table presents fees for professional services rendered by Tanner LC for the years ended October 31, 2008 and 2007 (in thousands):

	2008	2007
Audit Fees(1)	$345	$280
Audit-Related Fees(2)	18	30
Tax Fees(3)	48	45
All Other Fees	—	—

Total	$411	$355

(1)	Audit Fees consist of fees billed for the annual audits and quarterly reviews.

(2)	Audit Related Fees consist of fees billed for various SEC filings and the audit of the Company’s employee benefit plan.

(3)	Tax Fees consist of fees billed for tax consultation and tax return preparation.
Audit and Non-Audit Services Pre-Approval Policies
     The Audit Committee approved all audit, audit-related and tax services performed by our independent registered public accounting firm during the years presented. Additionally, the Audit Committee Chair has the authority to pre-approve audit, audit-related and tax fees, which approval is ratified by the full Audit Committee at the next scheduled meeting. The Audit Committee has determined that the fees paid to Tanner LC are compatible with maintaining Tanner LC’s independence as the Company’s independent registered public accounting firm.

PART IV.
Item 15 Exhibits and Financial Statement Schedules
(a)
     (1) Financial Statements: Reference is made to the Index to Consolidated Financial Statements of this Annual Report on Form 10-K, as initially filed on January 29, 2009.
     (2) Financial Statement Schedule. N/A
     (3) Exhibits. Reference is made to the Index to Exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

THE SCO GROUP, INC.
By:	/s/ Kenneth R. Nielsen
Kenneth R. Nielsen
Chief Financial Officer/Chief Accounting Officer

EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Certification by Darl C. McBride, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Kenneth R. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Darl C. McBride, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kenneth R. Nielsen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.