Form 10-Q
period 2009-01-31
SCO GROUP INC
filed 2009-03-23
CIK 1102542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
YES ☐ NO ☑
As of February 28, 2009, there were 21,588,879 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

The SCO Group, Inc.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	January 31,	October 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$1,836	$1,237
Restricted cash	3,766	2,308
Accounts receivable, net of allowance for doubtful accounts of $112 and $94, respectively	2,302	2,801
Prepaid reorganization expenses	254	415
Other	625	857

Total current assets	8,783	7,618
OTHER ASSETS	—	365

Total assets	$8,783	$7,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$717	$608
Payable to Novell, Inc.	2,142	632
Accrued payroll and benefits	937	875
Accrued liabilities	335	537
Accrued reorganization expenses	180	336
Deferred revenues	1,522	1,619
Royalties payable	100	107
Income taxes payable	590	631

Total current liabilities	6,523	5,345
LONG-TERM LIABILITIES	68	68
LIABILITIES SUBJECT TO COMPROMISE	6,708	6,700

Total liabilities	13,299	12,113

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value: 45,000 shares authorized, 21,886 and 21,782 shares outstanding, respectively	22	22
Additional paid-in capital	264,520	264,339
Common stock held in treasury; 297 shares outstanding	(2,446)	(2,446)
Accumulated other comprehensive income	900	1,008
Accumulated deficit	(267,512)	(267,053)

Total stockholders’ deficit	(4,516)	(4,130)

Total liabilities and stockholders’ deficit	$8,783	$7,983

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended January 31,
	2009	2008
REVENUES:
Products	$2,547	$4,039
Services	550	833
SCOsource	—	—

Total revenues	3,097	4,872

COST OF REVENUES:
Products	144	288
Services	214	431
SCOsource	109	267

Total cost of revenues	467	986

GROSS MARGIN	2,630	3,886

OPERATING EXPENSES:
Sales and marketing	1,326	2,741
General and administrative	810	924
Research and development	722	1,273

Total operating expenses	2,858	4,938

LOSS FROM OPERATIONS	(228)	(1,052)

EQUITY IN INCOME (LOSS) OF AFFILIATE	5	(11)

OTHER INCOME (EXPENSE):
Reorganization expense	(237)	(844)
Interest expense	(44)	—
Interest income	11	67
Other income, net	95	463

Total other (expense), net	(175)	(314)

LOSS BEFORE PROVISION FOR INCOME TAXES	(398)	(1,377)
PROVISION FOR INCOME TAXES	(61)	(111)

NET LOSS	$(459)	$(1,488)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.07)

WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES OUTSTANDING	21,589	21,563

OTHER COMPREHENSIVE LOSS:
Net loss	$(459)	$(1,488)
Foreign currency translation adjustment	(108)	30

COMPREHENSIVE LOSS	$(567)	$(1,458)

See accompanying notes to condensed consolidated financial statements.

THE SCO GROUP, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459)	$(1,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	181	114
Depreciation and amortization	—	58
Loss on disposition and write-downs of long-lived assets	—	2
Equity in (income) loss of affiliate	(5)	10
Reorganization expense	237	844
Changes in operating assets and liabilities:
Restricted cash	52	32
Accounts receivable, net	499	(656)
Other current assets	232	394
Accounts payable	109	315
Accrued payroll and benefits	62	325
Accrued liabilities	(202)	(452)
Deferred revenue	(97)	(82)
Royalties payable	(7)	88
Income taxes payable	(41)	158
Liabilities subject to compromise	8	(2)
Payments for reorganization expense	(232)	(465)

Net cash provided by (used in) operating activities	337	(805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4)
Dividends received	370	—

Net cash provided by (used in) investing activities	370	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through employee stock purchase program	—	22

Net cash provided by financing activities	—	22

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	707	(787)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(108)	30
CASH AND CASH EQUIVALENTS, beginning of period	1,237	5,554

CASH AND CASH EQUIVALENTS, end of period	$1,836	$4,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$45	$11
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
     The Company incurred a net loss of $459,000 for the three months ended January 31, 2009, and during that same period generated cash of $337,000 from its operating activities. As of January 31, 2009, the Company had a total of $1,836,000 in cash and $3,766,000 in restricted cash, of which $1,500,000 is designated to pay for experts, consultants and other expenses in connection with the litigation between the Company and IBM, Novell and Red Hat (the “SCO Litigation”), $2,266,000 is payable to Novell for the post bankruptcy petition retained binary royalty stream.
     On August 10, 2007, the federal judge overseeing the Company’s lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or to eliminate certain of the Company’s claims in both the Novell case (“Novell Litigation”) and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and Santa Cruz (the “APA”), and that Novell retained broad rights to waive the Company’s contract claims against IBM. The Court ruled that the Company owns the copyrights to post-APA UnixWare code and derivatives and that it has certain other ownership rights in the UNIX technology. The Company was directed to accept Novell’s waiver of its UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that SCO executed in fiscal year 2003 included older SVRx licenses and that SCO was possibly required to remit some portion of the proceeds to Novell. Over the Company’s objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements is attributable to such SVRx licenses and should be remitted to Novell, as well as whether SCO had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of the Company’s filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bancruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of the Company’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the automatic stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
     Prior to trial, Novell conceded that it would not be making a claim to a portion of the fees paid to the Company by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that SCO had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore the Company was authorized to enter into that SVRx license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun contained an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
     In its ruling of July 16, 2008, the Court also directed Novell to file a proposed Final Judgment consistent with the Court’s trial and summary judgment orders. In its proposed submission to the Court in compliance with this order, Novell took the position that final judgment could not be entered because certain of SCO’s claims are stayed pending arbitration and the imposition of a constructive trust remained an open question in the Bankruptcy Court. Subsequently, in order to expedite the entry of final judgment, the Company sought to resolve these issues with Novell and agreed to an extension of Novell’s deadline for filing its submission. Based on the Company’s tracing of Sun’s payments under its 2003 SCOsource agreement, Novell agreed that only $625,487 of SCO’s current assets were traceable as trust funds. SCO also proposed dismissing its stayed claims with prejudice on the basis of the Court’s ruling that Novell owns the pre-APA UNIX copyrights in the Court’s summary judgment order of August 10, 2007. On August 29, 2008, in its Submission Regarding the Entry of Final Judgment, Novell informed the Court of the parties’ agreement as to the trust amount, but Novell stood by its position that final judgment could not be entered in light of the stayed claims. On September 15, 2008, the Company filed papers arguing for the entry of final judgment.
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, the Company filed a notice of appeal of that Final Judgment, including adverse rulings in the Court’s summary judgment order of August 10, 2007. On January 23, 2009, the Company filed an unopposed motion for an expedited appeal with the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit Court”) which was granted by the Tenth Circuit Court on January 29, 2009. On March 4, 2009, the Company filed its brief for its appeal with the Tenth Circuit Court. The Tenth Circuit Court has placed the case on the calendar for oral argument on May 6, 2009. With the expedited appeal, and early hearing date, the Company is hopeful a decision on the appeal could be forthcoming in the next five to eight months, but it could be several months beyond that time frame.
     On March 13, 2009, the Court denied the Company’s motion to stay the taxation of costs relating to the trial and final judgment. These costs total $127,432, and relate to such things as transcription charges and deposition expenses. According to the Court’s order these costs will be added to the issues that are on appeal with the Tenth Circuit Court and resolved through that appeal.
     As a result of the Court’s judgment of July 16, 2008 against the Company, as of January 31, 2009, the Company has accrued $3,562,000 including the related interest. However, the Company continues to contest this liability. The Company believes that the Court erred and that there are strong grounds to have the adverse rulings embodied in the Final Judgment reversed on appeal. However, in the event that the Company’s assets are further depleted or encumbered, the Company may not be in a financial position to see the appeal of those rulings through to a conclusion or continue the litigation.
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
     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion was conducted on September 16, 2008, at which time the Bankruptcy Court granted the motion for an extension of their exclusive period to submit a plan of reorganization to December 31, 2008 and their exclusive period to solicit acceptances to March 2, 2009.
     On January 8, 2009, the Debtors filed their Amended Reorganization Plan and Disclosure Statement. Under the proposed plan, the Debtors intend to hold an open auction to sell certain assets of the Company including its mobility business assets and its OpenServer operating system assets and business. Through this sale, the Debtors hope to obtain enough consideration to pay their creditors and continue their operations as set forth in the plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, the Company will scale back its operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain SCO assets are not sold, SCO will continue to sell and support its UNIX and mobility businesses and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “true-up” licensing program with current customers, (c) reducing overall operating costs, (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware, and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
     If the Debtors’ plan is not confirmed by the Bankruptcy Court, it is unclear whether the Company would be able to reorganize its businesses and what, if anything, holders of claims against the Company would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Debtors’ bankruptcy cases could be converted to a liquidation under Chapter 7 and the Company would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Company were to emerge as a viable, reorganized entity, and stockholders would likely receive nothing from the liquidation.
     As a result of both the District Court’s August 10, 2007 and July 16, 2008 rulings in the Novell litigation and the uncertainties surrounding the confirmation of the Debtors’ Amended Reorganization Plan, among other matters, there is substantial doubt about the Company’s ability to continue as a going concern.
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
     Operating results for the three months ended January 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2009.
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
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. There were no cash equivalents as of January 31, 2009 and October 31, 2008. Cash was $1,836,000 and $1,237,000 as of January 31, 2009 and October 31, 2008, respectively. In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased the FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The Company has $250,000 of cash that is federally insured. All remaining amounts of cash as well as restricted cash exceed federally insured limits. To date, the Company has not experienced a material loss or lack of access to its invested cash. However, no assurance can be provided that access to the Company’s invested cash will not be impacted by adverse economic conditions in the financial markets.
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
     Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents of 5,079,000 and 4,684,000 for the three months ended January 31, 2009 and 2008, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.
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
     The trial of these issues, however, was automatically stayed as a result of the Company filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of the Company’s alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial, which started on April 29, 2008 and concluded on May 2, 2008, on those matters for which the Bankruptcy Court modified the automatic stay. Prior trial, Novell conceded that it would not be making a claim to a portion of the fees paid to the Company by Microsoft in 2003 and Novell therefore reduced the principal amount of its claim to $19,979,561. After the trial and arguments, the Court took all matters under advisement and stated that it would attempt to issue a ruling without undue delay.
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that SCO had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore the Company was authorized to enter into that SVRx license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun contained an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
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
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, the Company filed a notice of appeal of that Final Judgment, including the adverse rulings in the Court’s summary judgment order of August 10, 2007. On January 23, 2009, the Company filed an unopposed motion for an expedited appeal with the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit Court”) which was granted by the Tenth Circuit Court on January 29, 2009. On March 4, 2009, the Company filed its brief for its appeal with Tenth Circuit Court. The Tenth Circuit Court has placed the case on the calendar for oral argument on May 6, 2009. With the expedited appeal, and early hearing date, the Company is hopeful a decision on the appeal could be forthcoming in the next five to eight months, but it could be several months beyond that time frame.

     On March 13, 2009, the Court denied the Company’s motion to stay the taxation of costs relating to the trial and final judgment. These costs total $127,432, and relate to such things as transcription charges and deposition expenses. According to the Court’s order these costs will be added to the issues that are on appeal with the Tenth Circuit Court and resolved through that appeal.
     As a result of the Court’s judgment of July 16, 2008 against the Company, as of January 31, 2009, the Company has accrued $3,562,000 including the related interest, which amount is included in Liabilities Subject to Compromise. However, the Company continues to contest this liability. The Company believes that the Court erred and that there are strong grounds to have the adverse rulings embodied in the Final Judgment reversed on appeal.
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
     Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, the judge in the IPO case granted plaintiffs’ request to withdraw, without prejudice, their motion for class certification in the case. The parties in the approximately 300 coordinated class actions, including the Company, the underwriter defendants, and the plaintiffs in the class action involving the Company, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement.
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

     On November 20, 2008, the Bankruptcy Court entered an order, based on a stipulation of the parties, that the plaintiffs in the IPO case would not pursue assets of the Company in connection with the case but would look only to insurance coverage to cover any damages that may be awarded to plaintiffs in that case.
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
AutoZone, Inc.
     On March 2, 2004, the Company filed suit against AutoZone, Inc., in the Federal District Court for the District of Nevada (the “Nevada District Court”). The Company brought a single claim for copyright infringement based on AutoZone’s use of UNIX copyrighted materials in Linux and asked the Nevada District Court to impose a preliminary injunction against AutoZone. On August 6, 2004, the Nevada District Court granted AutoZone’s motion to stay the case pending resolution of the IBM, Novell, and Red Hat litigations. During the limited discovery that the Nevada District Court permitted, SCO confirmed that AutoZone had also made unauthorized use of materials from SCO’s OpenServer operating system in migrating to Linux. On September 22, 2008, the Nevada District Court held a status conference on the case and decided to lift the stay effective December 31, 2008. On January 6, 2009, the assigned Magistrate Judge issued an order directing the parties to file a proposed discovery plan and scheduling order by January 16, 2009. On that date, the parties filed a Joint Discovery Plan and Scheduling Order proposing January 15, 2010 as the deadline for the parties to complete fact discovery. On February 27, 2009, the parties filed initial disclosures in the case and the case will proceed pursuant to the schedule set forth above.
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
     The effect of accounting for stock-based awards for the three months ended January 31, 2009 and 2008 was to record $181,000 and $114,000, respectively, of stock-based compensation expense.. For the three months ended January 31, 2009 and 2008, the Company has allocated stock-based compensation expense to the following statement of operations captions:

	Three Months Ended January 31,
	2009	2008
	(In thousands)
Cost of products	$1	$—
Cost of SCOsource	39	34
Cost of services	7	5
Sales and marketing	47	29
General and administrative	72	33
Research and development	15	13

Total stock-based compensation	$181	$114

     During the three months ended January 31, 2009, there were no options granted or exercised. As of January 31, 2009, there were approximately 5,079,000 stock options outstanding with a weighted average exercise price of $2.81 per share.
     With respect to stock options granted during the three months ended January 31, 2008, the assumptions used in the Black-Scholes option-pricing model are as follows:

Three months ended
January 31, 2008
Risk-free interest rate	2.7%
Expected dividend yield	0.0%
Volatility	327.2%
Expected exercise life (in years)	5.5
     The estimated fair value of stock options is amortized over the vesting period of the award.
(5) SEGMENT INFORMATION
     The Company’s resources are allocated and operating results managed to the operating loss level for each of the Company’s segments: UNIX and SCOsource. Both segments are based on the Company’s UNIX intellectual property. The UNIX business sells and distributes UNIX products and services through an extensive distribution channel and to corporate end-users and the SCOsource business enforces and protects the Company’s UNIX intellectual property. Segment disclosures for the Company are as follows:

	Three Months Ended January 31, 2009
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$3,097	$—	$3,097
Cost of revenues	358	109	467

Gross margin (deficit)	2,739	(109)	2,630

Sales and marketing	1,326	—	1,326
General and administrative	810	—	810
Research and development	722	—	722

Total operating expenses	2,858	—	2,858

Loss from operations	$(119)	$(109)	$(228)

	Three Months Ended January 31, 2008
	UNIX	SCOsource	Total
	(In thousands)
Revenues	$4,872	$—	$4,872
Cost of revenues	719	267	986

Gross margin (deficit)	4,153	(267)	3,886

Sales and marketing	2,741	—	2,741
General and administrative	924	—	924
Research and development	1,273	—	1,273

Total operating expenses	4,938	—	4,938

Loss from operations	$(785)	$(267)	$(1,052)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Forward-Looking Statements and Factors that May Affect Future Results and Financial Condition” and “Part II, Item 1A — Risk Factors” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2008 filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. All information presented herein is based on the three months ended January 31, 2009 and 2008. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell was not entitled to revenue from those agreements and that SCO had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx License that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into that SVRx license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun contained an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.

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
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. On January 23, 2009, we filed an unopposed motion for an expedited appeal with the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit Court”) which was granted by the Tenth Circuit Court on January 29, 2009. On March 4, 2009, we filed our brief for our appeal with the Tenth Circuit Court. The Tenth Circuit Court has placed the case on the calendar for oral argument on May 6, 2009. With the expedited appeal, and the early hearing date, the Company is hopeful a decision on the appeal could be forthcoming in the next five to eight months, but it could be several months beyond that time frame.
     On March 13, 2009, the Court denied our motion to stay the taxation of costs relating to the trial and final judgment. These costs total $127,432, and relate to such things as transcription charges and deposition expenses. According to the Court’s order these costs will be added to the issues that are on appeal with the Tenth Circuit Court and resolved through that appeal.
     As a result of the Court’s judgment of July 16, 2008 against us, as of January 31, 2009, we have accrued $3,562,000 including the related interest. However, we, continue to contest this liability. We believe that the Court erred, and that there are strong grounds to have the adverse rulings embodied in the Final Judgment reversed on appeal. However, in the event that our assets are further depleted or encumbered, we may not be in a financial position to see the appeal of those rulings through to a conclusion or continue the litigation.
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
     On May 12, 2008, the Debtors filed a motion seeking an extension of their exclusive periods to submit and solicit acceptances of an amended or new plan of reorganization to August 11 and October 13, 2008, respectively. A hearing to consider that motion was scheduled for June 17, 2008. The Bankruptcy Court granted the motion on June 17, 2008. The Debtors filed another motion for an extension of their exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following an entry of a final judgment in the Novell Litigation. The hearing on that motion was conducted on September 16, 2008, at which time the Bankruptcy Court granted the motion for an extension of our exclusive period to submit a plan of reorganization to December 31, 2008 and our exclusive period to solicit acceptances to March 2, 2009.
     On January 8, 2009, the Debtors filed their Amended Reorganization Plan and Disclosure statement. Under the proposed plan, we intend to hold an open auction to sell certain assets of the Company including our mobility business assets and our OpenServer operating system assets and business. Through this sale, the Debtors hope to obtain enough consideration to pay their creditors and continue their operations as set forth in the plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, we will scale back our operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain Company assets are not sold, we will continue to sell and support our UNIX and mobility business and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “true-up” licensing program with current customers, (c) reducing overall operating costs, (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
     As a result of the District Court’s August 10, 2007 and July 16, 2008 rulings and the uncertainties surrounding the confirmation of our Amended Reorganization Plan, among other matters, there is substantial doubt about our ability to continue as a going concern.
Business Focus
     UNIX Business. Our UNIX business serves the needs of small-to-medium sized businesses as well as replicated site franchisees of Fortune 1000 companies by providing reliable, cost effective UNIX software technology for distributed, embedded and network-based systems. Our UNIX business includes our mobility product and services offerings. Our largest source of UNIX business revenue is derived from existing customers through our worldwide, indirect, leveraged channel of partners, which includes distributors and independent solution providers. We have a presence in a number of countries that provide support and services to customers and resellers. The other principal channel for selling and marketing our UNIX products is through existing customers that have a large number of replicated sites or franchisees.

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
     The following table shows the operating results of the UNIX business for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
	(In thousands)
Revenue	$3,097	$4,872
Cost of revenue	358	719

Gross margin	2,739	4,153

Sales and marketing	1,326	2,741
General and administrative	810	924
Research and development	722	1,273

Total operating expenses	2,858	4,938

Loss from operations	$(119)	$(785)

     Revenue from the UNIX business decreased by $1,775,000, or 36%, for the three months ended January 31, 2009 compared to the three months ended January 31, 2008. The revenue from this business has been declining over the last several years primarily as a result of increased competition from alternative operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing for Chapter 11 bankruptcy. We believe the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX business because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. The Linux operating system competes directly with our OpenServer and UnixWare products and has taken significant market share from these products.
     Operating costs for the UNIX business decreased from $4,938,000 for the three months ended January 31, 2008, a decrease of $2,080,000 or 42%, to $2,858,000 for the three months ended January 31, 2009. This decrease was primarily attributable to cost reduction initiatives, including reduced headcount and related costs, and reduced leased facilities and other reductions.
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
     In an effort to establish, protect and defend our UNIX intellectual property rights, we initiated our SCOsource business. We have incurred significant legal costs in an effort to defend and protect our UNIX intellectual property rights. We expect that costs and expenses for this business for the year ending October 31, 2009 will continue to be significant.
     The following table shows the operating results of the SCOsource business for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
	(In thousands)
Revenue	$—	$—
Cost of revenue	109	267

Gross margin	(109)	(267)

Sales and marketing	—	—
General and administrative	—	—
Research and development	—	—

Total operating expenses	—	—

Loss from operations	$(109)	$(267)

     Revenue from our SCOsource business was $0 for the three months ended January 31, 2009 and January 31, 2008.
     Cost of revenue, which primarily includes legal and professional fees incurred in connection with defending our UNIX intellectual property rights in the SCO Litigation, decreased from $267,000, a decrease of $158,000 or 59%, for the three months ended January 31, 2008 to $109,000 for the three months ended January 31, 2009. This decrease was due to fewer legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation. In addition to the expenses incurred above, we may pay one or more contingency fees upon certain amounts we or our stockholders may receive as a result of a settlement, judgment, or a sale of our company.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses such as damage, industry and technical review and other consulting is difficult to predict; it is therefore difficult to predict the total cost of SCOsource revenue in the future.
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
     Valuation Allowances Against Net Deferred Income Tax Assets. The amount, and ultimate realization, of our net deferred income tax assets depends, in part, upon the tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. We provided a valuation allowance against our entire net deferred income tax assets as of January 31, 2009 and October 31, 2008. The valuation allowance was recorded because of our history of net operating losses and the uncertainties regarding our future operating profitability and taxable income.
     Litigation Reserves. We are party to a number of legal matters described in more detail elsewhere in this Form 10-Q, including under Part II, Item I — Legal Proceedings. Pursuit and defense of these matters will be costly, and management expects the costs for legal fees and related expenses will be substantial. We have accrued $3,562,000 for the Novell claim as a result of the Court order of July 16, 2008. This liability is included in the caption Liabilities Subject to Compromise. However, we continue to contest this liability. We believe that this order is in error, and that we have strong grounds to overturn it and the August 10, 2008 summary judgment upon appeal.
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
     Allowance for Doubtful Accounts Receivable. We offer credit terms on the sale of our products to a majority of our customers and require no collateral from these customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts based upon our historical collection experience and a specific review of customer balances to determine expected collectability. Our policies for determining allowances for doubtful accounts receivable have been applied consistently. Our allowance for doubtful accounts receivable was $112,000 as of January 31, 2009. We have not experienced material differences from the actual amounts provided for bad debts and our recorded estimates. However, our actual bad debts in future periods may differ from our current estimates and the differences may be material, which may have an adverse impact on our future accounts receivable and cash positions.

Results of Operations
     The following table presents our results of operations for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
	(In thousands)

Revenue:
Products	$2,547	$4,039
Services	550	833
SCOsource	—	—

Total revenue	3,097	4,872

Cost of revenue:
Products	144	288
Services	214	431
SCOscource	109	267

Total cost of revenue	467	986

Gross margin	2,630	3,886

Operating expenses:
Sales and marketing	1,326	2,741
General and administrative	810	924
Research and development	722	1,273

Total operating expenses	2,858	4,938

Loss from operations	(228)	(1,052)
Equity in income (loss) of affiliate	5	(11)
Other expense, net	(175)	(314)
Provision for income taxes	(61)	(111)

Net loss	$(459)	$(1,488)

THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Revenue	$3,097	(36)%	$4,872
     Revenue for the three months ended January 31, 2009 decreased by $1,775,000, or 36%, from the three months ended January 31, 2008. This decrease was primarily attributable to a continued decline in our UNIX business as a result of the factors described below.
     Revenue generated from our UNIX business and SCOsource business is as follows:

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
UNIX revenue	$3,097	(36)%	$4,872
Percentage of total revenue	100%		100%
SCOsource revenue	$—	n/a	$—
Percentage of total revenue	0%		0%
     The decrease in revenue in the UNIX business of $1,775,000, or 36%, for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was primarily attributable to continued competition from other operating systems, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing Chapter 11 bankruptcy. We believe that the inclusion of our UNIX code and derivative works in Linux has been a contributor to the decline in our UNIX revenues because users of Linux generally do not pay for the operating system itself, but pay for services and maintenance. We anticipate that for the year ending October 31, 2009 our UNIX revenues will decline from UNIX revenues generated in the year ended October 31, 2008 as a result of this continued competition and negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy.
     Sales of our UNIX products and services during the three months ended January 31, 2009 and 2008 were primarily to existing customers. Our UNIX business revenue depends significantly on our ability to market our products to existing customers and to generate upgrades from existing customers. Our UNIX revenue may be lower than currently anticipated if (i) we are not successful with our existing customers, (ii) we lose the support of any of our existing hardware and software vendors, or (iii) our key industry partners withdraw their marketing and certification support or direct their support to our competitors.
Products Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Products revenue	$2,547	(37)%	$4,039
Percentage of total revenue	82%		83%
     Our products revenue consists of software licenses for UNIX products such as OpenServer and UnixWare, as well as sales of UNIX-related products. Products revenue also includes revenue derived from OEMs, distribution partners and large accounts. We rely heavily on our two-tier distribution channel and any disruption in our distribution channel could have an adverse impact on future revenue.
     The decrease in products revenue of $1,492,000, or 37%, for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was primarily attributable to decreased sales of OpenServer and UnixWare products. These decreases primarily resulted from continued competition in the operating system market, particularly Linux, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy, which have adversely impacted and delayed our customers’ buying decisions. We believe that this competition from Linux will continue for the year ending October 31, 2009 and future periods.
     Our products revenue was derived primarily from sales of our OpenServer and UnixWare products. Other products revenue consists mainly of products maintenance and other UNIX-related products. Revenue for these products was as follows:

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
OpenServer revenue	$1,792	(39)%	$2,938
Percentage of products revenue	70%		73%
UnixWare revenue	$403	(53)%	$851
Percentage of products revenue	16%		21%
Other products revenue	$352	40%	$250
Percentage of products revenue	14%		6%
     The decrease in revenue for OpenServer and UnixWare for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 is primarily the result of continued competition, particularly from Linux operating system providers, and from continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy. The increase in other products revenues is primarily attributed to increased sales of SVRx Unix related products in Japan from which the company earns an administration fee.

SCOsource Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
SCOsource revenue	$—	n/a	$—
     We initiated our SCOsource business for the purpose of protecting and defending our intellectual property rights in our UNIX source code and derivative works. SCOsource revenue was $0 for the three months ended January 31, 2009 and January 31, 2008.
     We are unable to predict the amount and timing of future SCOsource revenue, and if generated, the revenue will be sporadic and may be dependent on the outcome of the SCO Litigation.
Services Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Services revenue	$550	(34)%	$833
Percentage of total revenue	18%		17%
     Services revenue consists primarily of technical support fees, engineering services fees, professional services fees and consulting fees. These fees are typically charged and invoiced separately from UNIX products sales. The decrease in services revenue of $283,000, or 34%, for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was primarily attributable to the renewal of fewer support and engineering services contracts as a result of decreased sales of UNIX-related products, continued competition, particularly from Linux operating system providers, and continuing negative publicity from the SCO Litigation and our filing of Chapter 11 bankruptcy
     The majority of our support and professional services revenue continues to be derived from services for UNIX-based operating system products. Our future level of services revenue depends in part on our ability to generate UNIX products revenue from new customers as well as to renew annual support and services agreements with existing UNIX customers.
Cost of Products Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Cost of products revenue	$144	(50)%	$288
Percentage of products revenue	6%		7%
     Cost of products revenue consists of manufacturing costs, royalties to third-party vendors, technology costs and overhead costs. Cost of products revenue decreased by $144,000 for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. This decrease in the dollar amount of cost of products revenue was primarily attributable to lower products revenue as margins did not vary considerably.

Cost of SCOsource Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Cost of SCOsource revenue	$109	(59)%	$267
     Cost of SCOsource revenue includes legal and professional fees incurred in connection with our SCO Litigation, the salaries and related personnel costs of SCOsource employees, and an allocation of corporate costs.
     Cost of SCOsource revenue decreased by $158,000, or 59%, during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. This decrease was due to fewer legal services provided by technical, industry, damage and other experts in connection with the SCO Litigation.
     Because of the unique and unpredictable nature of the SCO Litigation, the occurrence and timing of certain expenses is difficult to predict, and will be difficult to predict in the future. We will continue to make payments for technical, damage and industry experts, consultants and for other fees. Future legal fees may include contingency payments made to the law firms as a result of a settlement, judgment, or sale of our Company, which could cause the cost of SCOsource revenue for future periods to be higher than the costs incurred for the three months ended January 31, 2009.
Cost of Services Revenue

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Cost of services revenue	$214	(50)%	$431
Percentage of services revenue	39%		52%
     Cost of services revenue includes the salaries and related personnel costs of employees delivering services revenue as well as third-party service agreements. Cost of services revenue decreased by $217,000, or 50%, for the three months ended January 31, 2009 compared to the three months ended January 31, 2008. This decrease was primarily attributable to a reduction of employee and employee-related costs.
Sales and Marketing

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Sales and marketing expenses	$1,326	(52)%	$2,741
Percentage of total revenue	43%		56%
     Sales and marketing expenses consist of the salaries, commissions and other personnel costs of employees involved in the revenue generation process, as well as advertising and corporate allocations. The decrease in sales and marketing expenses of $1,415,000, or 52%, for the three months ended January 31, 2009 compared with the three months ended January 31, 2008 was primarily attributable to lower commissions, lower travel expenses, reduced discretionary marketing spending and lower co-operative advertising as a result of lower revenue. Included in sales and marketing expenses for the three months ended January 31, 2009 and 2008 was $47,000 and $29,000, respectively, for stock-based compensation.
     For the three months ending April 30, 2009, we anticipate that the dollar amount of sales and marketing expenses will be generally consistent with that incurred during the three months ended January 31, 2009.

Research and Development

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Research and development expenses	$722	(43)%	$1,273
Percentage of total revenue	23%		26%
     Research and development expenses consist of the salaries and benefits of software engineers, consulting expenses and corporate allocations. Research and development expenses decreased by $551,000, or 43%, for the three months ended January 31, 2009 compared with the three months ended January 31, 2008. The decrease in research and development expenses was primarily attributable to reduced employee and employee-related costs, and lower leased facilities expenses. Included in research and development expenses for the three months ended January 31, 2009 and 2008 was $15,000 and $13,000, respectively, of stock-based compensation.
     For the three months ending April 30, 2009, we anticipate that the dollar amount of research and development expenses will be generally consistent with that incurred during the three months ended January 31, 2009.
General and Administrative

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
General and administrative expenses	$810	(12)%	$924
Percentage of total revenue	26%		19%
     General and administrative expenses consist of the salaries and benefits of finance, human resources, and executive management and expenses for professional services and corporate allocations. General and administrative expenses decreased by $114,000, or 12%, during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. The decrease in general and administrative expenses was primarily attributable to lower leased facilities expense as a result of a reduction in leased space, reduced bad debt expense resulting from decreased revenues, and reduced insurance expense partially offset by an increase in professional services expenses. Included in general and administrative expenses for the three months ended January 31, 2009 and 2008 was $72,000 and $33,000, respectively, of stock-based compensation.
     For the three months ending April 30, 2009, we anticipate that the dollar amount of general and administrative expenses will be generally consistent with that incurred during the three months ended January 31, 2009.
Equity in Income (Loss) of Affiliate
     We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. On November 24, 2008, we entered into a Dissolution Agreement and Termination Agreement to dissolve our minority ownership interest in a Chinese company. Under the Agreement, we received a dissolution payment of $370,000 in December 2008. Upon completion of the dissolution of the Chinese company, the majority shareholder of the Chinese company will enter into a distribution agreement with our Company.
Reorganization items

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Reorganization items	$237	(72)%	$844

     Reorganization expense consists of legal and professional fees associated with our Chapter 11 bankruptcy and development of a reorganization plan. Reorganization expense decreased $607,000, or 72% during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. This decrease was due to lower professional fees associated with our Chapter 11 bankruptcy.
Other Income (Expense), net
     Other income (expense) included the following components for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	Change	2008
	(Dollars in thousands)
Interest expense	$(44)	n/a	$—
Interest income	11	(84)%	67

Other income (expense), net	92	n/a	463

Total	$59		$530

     Interest expense for the three months ended January 31, 2009 is due to the interest assessed in the July 16, 2008 court order in the Novell litigation as mentioned in Recent Developments.
     Interest income decreased by $56,000 for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 and was primarily attributable to lower cash and available-for-sale marketable securities balances.
     The decrease in other income, net, of $371,000 for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 was primarily attributable to a realized gain in 2008 as a result of a sale of intellectual property.
Provision for Income Taxes
     The provision for income taxes was $61,000 for the three months ended January 31, 2009 and $111,000 for the three months ended January 31, 2008. Our provision for income taxes is primarily related to earnings in foreign subsidiaries as well as from withholding taxes on revenue generated in certain foreign locations.
Liquidity and Capital Resources
     Our cash balance increased from $1,237,000 as of October 31, 2008 to $1,836,000 as of January 31, 2009. As of January 31, 2009, we also had $3,766,000 of restricted cash, of which $1,500,000 is set aside to cover expert and other costs related to the SCO Litigation and $2,266,000 payable to Novell for royalties earned by Novell post bankruptcy petition.
     We intend to use the cash as of January 31, 2009 to run our UNIX business and pursue the SCO Litigation, and believe that we have sufficient liquidity resources to fund our operations through at least July 31, 2009. As a result of both the Court’s August 10, 2007 order and our entry into Chapter 11, among other matters, there is substantial doubt about our ability to continue as a going concern.
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
     Our net cash provided by operating activities during the three months ended January 31, 2009 was $337,000 and was attributable to a net loss of $459,000, payments for bankruptcy and reorganizational items of $232,000, offset by non-cash items of $176,000 and a decrease in net operating assets and liabilities of $852,000.

     Our net cash used in operating activities during the three months ended January 31, 2008 was $805,000 and was attributable to a net loss of $1,488,000, payments for bankruptcy and reorganizational items of $465,000 offset by non-cash items of $184,000 and a decrease in net operating assets and liabilities of $964,000.
     Our investing activities have historically consisted of equipment purchases and the purchase and sale of available-for-sale marketable securities. During the three months ended January 31, 2009, cash provided by investing activities was $370,000, which was from the dissolution payment from our 30% ownership in a Chinese company.
     During the three months ended January 31, 2008, cash used by investing activities was $4,000 which resulted from the purchases of equipment.
     Our financing activities provided $0 of cash during the three months ended January 31, 2009.
     Our financing activities provided $22,000 of cash during the three months ended January 31, 2008, which were generated from proceeds received from the sale of common stock through our employee stock purchase plan.
     Our net accounts receivable balance decreased from $2,801,000 as of October 31, 2008 to $2,302,000 as of January 31, 2009, primarily as a result of lower sales (and related invoicing) generated during the three months ended January 31, 2009 as compared to the three months ended October 31, 2008. The majority of our accounts receivable are current and our allowance for doubtful accounts was $112,000 as of January 31, 2009, which represented approximately 5 percent of our gross accounts receivable balance. Our write-offs of uncollectible accounts during the three months ended January 31, 2009 and 2008 were not significant.
     We are continuing to pay for expert, consulting and other expenses relating to the SCO Litigation. These expenses have been material in the past and even though we expect these expenses to be lower for the year ending October 31, 2009 as compared to the year ended October 31, 2008, we expect them to continue to be material to our financial statements.
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
Contractual Obligations

     We have entered into operating leases for our corporate offices located in the United States and our international sales offices. We have commitments under these leases that extend through August 31, 2014.
     The following table summarizes our contractual operating lease obligations as of January 31, 2009:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating lease obligations	$1,197	$248	$723	$226	$—
     As of January 31, 2009, we did not have any long-term debt obligations, purchase obligations or material capital lease obligations.
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
     In the event that cash required to fund operations and strategic initiatives exceeds our current cash resources, we will be required to reduce costs and perhaps raise additional capital. We may not be able to reduce costs in a manner that does not impair our ability to maintain our UNIX business and pursue the SCO Litigation. We may not be able to raise capital for any number of reasons, including those listed under the section “Risk Factors” under Part II, Item 1A of this Form 10-Q. If additional equity financing is available, it may not be available to us on favorable terms or at all and may be dilutive to our existing stockholders. In addition, if our stock price declines, we may not be able to access the public equity markets on acceptable terms, if at all. Our ability to effect acquisitions for our common stock would also be impaired. The restructuring imposed by the Bankruptcy Court may also adversely affect our ability to raise debt or equity capital. Our delisting from NASDAQ also impairs our ability to raise capital.
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
•	Our intention to continue to pursue our appeal of the adverse rulings in the Court’s August 10, 2007 and July 16, 2008 orders in the Novell Litigation, and our belief concerning the strength of our appeal;

•	Our intention to maintain business operations throughout the reorganization process;

•	Our intention to use our cash, restricted cash and subsequent cash inflows to meet our working capital needs throughout the reorganization process;

•	Our intention to continue operating, to have our plan of reorganization confirmed with the Bankruptcy Court and to pursue the strategy described in the plan;

•	Our intention to vigorously pursue legal claims and counterclaims brought against us by others;

•	Our belief that our allowance for doubtful accounts receivable is adequate and that write-offs of uncollectible accounts will not materially exceed that allowance;

•	The strength of our intellectual property rights and contractual claims regarding UNIX generally and specifically the strength of our claim that unauthorized UNIX source code and derivatives of UNIX source code are prevalent in Linux;

•	Our belief that competition from Linux will continue during the year ending October 31, 2009 and future periods;

•	Our expectation that we will continue to be unable to predict the amount and timing of SCOsource revenue, and when generated, the revenue will be sporadic, unpredictable, and dependent on the outcome of the SCO Litigation;

•	Our expectation that future services revenue will depend in part on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our expectation that for the year ending October 31, 2009, our total UNIX revenue will decline from UNIX revenue generated in the year ended October 31, 2008 as a result of continued competition and negative publicity;

•	Our intention to use cash to run our UNIX and mobility businesses and pursue the SCO Litigation subject to Bankruptcy Court approval;

•	Our intention to continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM, and our expectation that although these expenses are expected to decrease for the year ending October 31, 2009, as compared to the year ended October 31, 2008, that they will continue to be significant to our financial statements;

•	Our intention to continue our UNIX development and marketing efforts while at the same time developing and marketing our mobility products and services;

•	Our belief that the market for mobility products and services is poised for rapid growth;

•	Our belief that the success of our mobility products and services offerings will depend, in part, on the level of commitment and resources we are able to devote to these offerings, the partnerships we are able to establish, our ability to attract and retain new customers and partners, and the strength of our mobility offerings;

•	Our operating strategy to continue to support our existing users of our UNIX operating system products and protect our intellectual property rights;

•	Our belief that our OpenServer and UnixWare products will continue to provide a revenue stream in the year ending October 31, 2009, and our belief that revenue from such products will continue to decline;

•	Our expectation that hardware and software vendors, as well as software developers, will continue to turn their certification and application development efforts toward Linux and may elect not to continue to support or certify to our UNIX operating system products;

•	Our intention and ability to keep our relationships with key partners in certain vertical markets;

•	Our expectation that future services revenue will depend, in part, on our ability to generate UNIX products revenue from new customers as well as the renewal of annual support and services agreements from existing UNIX customers;

•	Our belief that a key to our future success will be our ability to provide additional products and services to our reseller channel and to communicate our product and corporate strategy to these resellers;

•	Our expectation that enhancements to our UNIX software products will not result in significant revenue increases in the short-term;

•	Our belief that a movement in interest rates, either up or down of up to 2%, would not have a material adverse impact on our cash;

•	Our expectation that the cost of SCOsource revenue in the future will be difficult to predict and that the cost of SCOsource revenue for the three months ending April 30, 2009 or for future periods could be higher than the three months ended January 31, 2009, especially if the payment of a contingency fee is required;

•	Our expectation for the three months ending April 30, 2009 that the dollar amount of our sales and marketing expenses will be generally consistent with that incurred during the three months ended January 31, 2009;

•	Our expectation for the three months ending April 30, 2009 that the dollar amount of our research and development expenses will be generally consistent with that incurred during the three months ended January 31, 2009;

•	Our expectation for the three months ending April 30, 2009 that the dollar amount of our general and administrative expenses will be generally consistent with that incurred during the three months ended January 31, 2009;

•	Our belief that certain legal actions to which we are a party will not have a material adverse effect on us;

•	Our belief that upon completion of the dissolution of the Chinese company in which we owned a minority interest, that the majority shareholder of the Chinese company will enter into a distribution agreement with our Company;

•	Our expectation that a decision on the appeal of the Court’s rulings in the Novell Litigation could be forthcoming in the next five to eight months;

•	Our expectation that certain assets of the Company, including our mobility business assets and our OpenServer operating system assets, may be sold through an open auction and that enough consideration may be obtained to pay our creditors and continue operations as set forth in the proposed bankruptcy reorganization plan; and

•	Our expectation that we, in the event Company assets are not sold as planned through an auction, will continue to support our UNIX and mobility business, as well as focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “true-up” licensing program with current customers, (c) reducing overall operating costs, (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
     Investment Risk. We have historically invested in equity instruments of privately held and public companies in the technology industry for business and strategic purposes. Investments are accounted for under the cost method if our ownership is less than 20 percent and we are not able to exercise influence over operations. We account for our ownership interests in companies in which we own at least 20% and less than 50% using the equity method of accounting. Under the equity method, we record our portion of the entities’ net income or net loss in our consolidated statements of operations. Our investment policy is to regularly review the assumptions and operating performance of these companies and to record impairment losses when events and circumstances indicate that these investments may be impaired. As of January 31, 2009, we did not hold any cost or equity method investments.
ITEM 4T. CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended October 31, 2008. In addition, for more information regarding our legal proceedings, please see Note 3 included in Part 1, Item 1. Unaudited Financial Statements — Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. We have included disclosure updating these legal proceedings below:
     Novell, Inc. Ruling.
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell case (the “Novell Litigation” and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and The Santa Cruz Operation (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post APA UnixWare code and derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements were attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy automatic stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements and that we had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into that SVRx license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun contained an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
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
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. On January 23, 2009, we filed an unopposed motion for an expedited appeal with the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit Court”) which was granted by the Tenth Circuit Court on January 29, 2009. On March 4, 2009, we filed our brief for our appeal with the Tenth Circuit Court. The Tenth Circuit Court has placed the case on the calendar for oral argument on May 6, 2009. With the expedited appeal, and early hearing date, we are hopeful a decision on the appeal could be forthcoming in the next five to eight months, but it could be several months beyond that time frame.
     On March 13, 2009, the Court denied our motion to stay the taxation of costs relating to the trial and final judgment. These costs total $127,432, and relate to such things as transcription charges and deposition expenses. According to the Court’s order these costs will be added to the issues that are on appeal with the Tenth Circuit Court and resolved through that appeal.

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
     Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including us, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, the judge in the IPO case granted plaintiffs’ request to withdraw, without prejudice, their motion for class certification in the case. The parties in the approximately 300 coordinated class actions, including us, the underwriter defendants, and the plaintiffs in the class action involving us, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement.
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
      AutoZone, Inc.
     On March 2, 2004, we filed suit against AutoZone, Inc., in the Federal District Court for the District of Nevada (the “Nevada District Court”). We brought a single claim for copyright infringement based on AutoZone’s use of UNIX copyrighted materials in Linux and asked the Nevada District Court to impose a preliminary injunction against AutoZone. On August 6, 2004, the Nevada District Court granted AutoZone’s motion to stay the case pending resolution of the IBM, Novell, and Red Hat litigations. During the limited discovery that the Nevada District Court permitted, SCO confirmed that AutoZone had also made unauthorized use of materials from SCO’s OpenServer operating system in migrating to Linux. On September 22, 2008, the Nevada District Court held a status conference on the case and decided to lift the stay effective December 31, 2008. On January 6, 2009, the assigned Magistrate Judge issued an order directing the parties to file a proposed discovery plan and scheduling order by January 16, 2009. On that date, the parties filed a Joint Discovery Plan and Scheduling Order proposing January 15, 2010, as the deadline for the parties to complete fact discovery. On February 27, 2009, the parties filed initial disclosures in the case and the case will proceed pursuant to the schedule set forth above.
ITEM 1A. RISK FACTORS
     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should consider the following risk factors before investing in our securities.
We do not have a history of profitable operations and our cash resources are limited.
     For the years ended October 31, 2008, 2007 and 2006, we incurred net losses of $8,687,000 $6,826,000 and $16,598,000, respectively. As of January 31, 2009, our accumulated deficit was $267,512,000.
     If our revenue from the sale of our UNIX products and services continues to decline, or if we continue to devote significant cash resources to the SCO Litigation, we will need to further reduce operating expenses to generate positive cash flows. During January 2008 and January 2009, we implemented a reduction in force and decreased our ongoing operating expenses in an effort to decrease our total costs. We may not be able to further reduce operating expenses without damaging our ability to support our existing UNIX business. Additionally, we may not be able to achieve profitability through additional cost-cutting actions.
     As of January 31, 2009, we had a total of $1,836,000 in cash and an additional $1,500,000 is to be used to pursue the SCO Litigation and to cover any amounts required to be put into constructive trust under the Novell judgment. Since October 31, 2004, we have spent a total of $13,499,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with our legal counsel in the SCO Litigation. Our limited cash resources may not be sufficient to fund continuing losses from operations and the expenses of the SCO Litigation.
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
     On May 12, 2008, we filed a motion seeking an extension of our exclusive period to submit and solicit acceptance to an amended or new plan of reorganization. At the hearing to consider that motion on June 17, 2008, the Bankruptcy Court granted the motion. The Debtors filed another motion for an extension of our exclusive periods to submit and solicit acceptances of a plan of reorganization to a date 45 and 105 days, respectively, following the entry of a final judgment in the Novell Litigation. The hearing on that motion was held on September 16, 2008. The Bankruptcy Court granted the motion for an extension of our exclusive period to submit a plan of reorganization to December 31, 2008 and our exclusive period to solicit acceptances to March 2, 2009.
     On January 8, 2009, we filed our Amended Reorganization Plan and Disclosure Statement. Under the proposed Plan, we intend to hold an open auction to sell certain assets including our mobility business assets and our OpenServer operating system assets and business. Through this sale, we hope to obtain enough consideration to pay our creditors and continue operations as set forth in the Plan. In the event that the asset sale does not generate enough cash to meet the aforementioned objectives, we will scale back our operations and costs, and initiate other strategies to implement the plan of reorganization. In the event that certain SCO assets are not sold, we will continue to sell and support our UNIX and mobility business and will also focus on the following key provisions: (a) an enhanced pricing and discount strategy, (b) an updated “true-up” licensing program with current customers, (c) reducing overall operating costs, (d) delivering SCO UNIX Virtual product lines for VMware and Hyper-V to allow SCO legacy applications to run on modern hardware, and (e) shipping FCmobilelife and FCtasks for the iPhone with a new pricing structure.
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
     On August 10, 2007, the federal judge overseeing our lawsuit with Novell, Inc. (“Novell”) ruled in favor of Novell on several of the summary judgment motions that were before the United States District Court in Utah (the “Court”). The effect of these rulings was to significantly reduce or eliminate certain of our claims in both the Novell case (the “Novell Litigation” and the IBM case, and possibly others (collectively, the “SCO Litigation”). The Court ruled that Novell was the owner of the UNIX and UnixWare copyrights that existed at the time of the 1995 Asset Purchase Agreement between Novell and The Santa Cruz Operations (the “APA”), and that Novell retained broad rights to waive our contract claims against IBM. The Court ruled that we own the copyrights to post APA UnixWare code and derivatives and that we have certain other ownership rights in the UNIX technology. We were directed to accept Novell’s waiver of our UNIX contract claims against IBM. In addition, the Court determined that certain SCOsource licensing agreements that we executed in fiscal year 2003 included older SVRx licenses and that we were possibly required to remit some portion of the proceeds to Novell. Over our objection, a bench trial was set to begin on September 17, 2007, and the federal judge was to determine what portion, if any, of the proceeds of the SCOsource agreements were attributable to such SVRx licenses and should be remitted to Novell, as well as whether we had authority to enter into such SVRx licenses. Based on Novell’s allegations, the potential payment to Novell for those SVRx licenses ranged from a de minimis amount to in excess of $30,000,000, the latter amount being the amount claimed by Novell, plus interest.
     The trial of these issues, however, was automatically stayed as a result of our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 14, 2007. On October 4, 2007, Novell filed a Motion for Relief from Automatic Stay. On November 27, 2007, the Bankruptcy Court modified the automatic stay to permit Novell to pursue the trial scheduled in the Court on the allocation of proceeds from the SCOsource agreements and the question of our alleged lack of authority to enter into them, but the Bankruptcy Court retained jurisdiction to determine whether to impose a constructive trust on any amounts found to be payable to Novell. The Bankruptcy Court also ruled that the bankruptcy automatic stay applies to the SuSE arbitration proceeding pending in Europe. Upon the modification of the automatic stay, the Court scheduled a four-day trial on those matters for which the Bankruptcy Court modified the automatic stay, which started on April 29, 2008 and concluded on May 2, 2008.
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
     On July 16, 2008, the Court entered its Findings of Fact, Conclusions of Law, and Order, ruling that (1) the SCOsource agreements with Linux end-users were not SVRx licenses and therefore Novell is not entitled to revenue from those agreements and that we had the authority to enter into such agreements; (2) the 2003 SCOsource agreement with Microsoft contained an SVRx license that was incidental to the UnixWare license in the agreement, and therefore we were authorized to enter into that SVRx license and Novell was not entitled to revenue from the agreement; and (3) the 2003 SCOsource agreement with Sun contained an unauthorized amendment of a prior UNIX buy out agreement, and Novell was entitled to $2,547,817 of the revenue from the Sun agreement as attributable to that amendment. The Court directed Novell to file a brief identifying the amount of prejudgment interest it sought based on this award. On August 29, 2008, Novell filed an Unopposed Submission Regarding Prejudgment Interest, informing the Court that the parties had agreed that Novell was entitled to $918,122 in prejudgment interest through that date, plus $489 per day until the entry of final judgment, based on the Court’s $2,547,817 award.
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
     On November 20, 2008, after further negotiations between the parties, the Court entered a Final Judgment, incorporating the material rulings from the August 10, 2007 and July 16, 2008 rulings as explained above. On November 25, 2008, we filed a notice of appeal of that Final Judgment, including the Court’s summary judgment order of August 10, 2007. On January 23, 2009, we filed an unopposed motion for an expedited appeal with the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit Court”) which was granted by the Tenth Circuit Court on January 29, 2009. On March 4, 2009, we filed our brief for our appeal with the Tenth Circuit Court. The Tenth Circuit Court has placed the case on the calendar for oral argument on May 6, 2009. With the expedited appeal, and early hearing date, we are hopeful a decision on the appeal could be forthcoming in the next five to eight months, but it could be several months beyond that time frame.
     On March 13, 2009, the Court denied our motion to stay the taxation of costs relating to the trial and final judgment. These costs total $127,432, and relate to such things as transcription charges and deposition expenses. According to the Court’s order these costs will be added to the issues that are on appeal with the Tenth Circuit Court and resolved through that appeal.
     As a result of this Final Judgment of July 16, 2008 against us, as of January 31, 2009, we have accrued $3,562,000, including the related interest. However, we continue to contest this liability. In the event that our assets are further depleted or encumbered, we may not be in a financial position to see the appeal of those rulings through to a conclusion or continue the litigation.
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
     The lawsuits with IBM and Novell will continue to be costly. In the event that we are not successful with the IBM or Novell cases, or the continuing litigation requires more cash than expected, our business and operations would be materially harmed.
     We must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM and Novell. As we continue with the appeals and litigation, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position.
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
     On June 5, 2006, we entered into an amendment to the Engagement Agreement and agreed with the Law Firms to deposit an additional $5,000,000 into the escrow account to cover additional expert, consulting and other expenses. During October 2006, we deposited an additional $5,000,000 into the escrow account. In the event that we exhaust these funds, we must continue to pay for expert, consulting and other expenses through the conclusion of our litigation with IBM. As we continue with discovery and other trial preparations, we may be required to place additional amounts into the escrow account, which could further reduce our liquidity position. As of January 31, 2009, we had a total of $1,836,000 in cash and an additional $1,500,000 of restricted cash to be used to pursue the SCO Litigation and to cover any amounts required to be put into constructive trust under the Novell judgment. Since October 31, 2004, we have spent a total of $13,499,000 for expert, consulting and other costs and fees as agreed to in the Engagement Agreement with the Law Firms in the SCO Litigation. In light of the Chapter 11 filings, these arrangements are subject to Bankruptcy Court approval.
Developments in the SCO Litigation and fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price and our ability to continue in business.
     Developments in the SCO Litigation and fluctuations in our operating results or our failure to meet the expectations of analysts or investors, even in the short-term, could cause our stock price to decline significantly. Because of the potential for fluctuations in our expenses related to the SCO Litigation in any particular period, you should not rely on our results of operations as an indication of future performance.
     Factors that may affect our results include:
•	our ability to operate effectively under Chapter 11 protection and changes in business attitudes toward UNIX as a viable operating system compared to other competing operating systems, especially Linux, as well as the possibility that the automatic stay triggered by our Chapter 11 filing will be lifted or modified, or our reorganization plan will not be confirmed by the Bankruptcy Court;

•	the outcome of pending litigation with Novell, including the appeal and pending motions for summary judgment in our lawsuit with IBM, adverse rulings relating to IBM’s counterclaims, and results of, developments in, or costs of the SCO Litigation as well as adverse publicity regarding our business and the SCO Litigation;

•	changes in general economic conditions, such as recessions, that could affect capital expenditures in the software industry;

•	the interest level of resellers in recommending our UNIX business solutions to end users and the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	the contingency and other costs we may pay to the Law Firms representing us in our efforts to establish and defend our intellectual property rights;

•	changes in attitudes of customers and partners due to the decline in our UNIX business and our position against the inclusion of our UNIX code and derivative works in Linux; and

•	the activities of short sellers.
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
     We need to retain our key management, technical and support personnel. Competition for qualified professionals in the software industry is intense, and departures of existing personnel could be disruptive to our business and might result in the departure of other employees. During January 2009 and 2008, we were required to reduce our operating expenses and eliminated certain positions within our worldwide workforce in an effort to reduce operating costs. The loss or departure of any officers or key employees could harm our ability to implement our business plan and could adversely affect our operations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Darl C. McBride, our Chief Executive Officer, and Ryan E. Tibbitts, our General Counsel. For a discussion of the risks we face in attracting and retaining employees due to our Chapter 11 filing, see “A long period of operating under Chapter 11 may harm our business.”
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

     During the three months ended April 30, 2004, our India office was assessed withholding taxes by the Government of India Income Tax Department (“Tax Department”). The Tax Department assessed a 15% withholding tax on certain revenue transactions in India that the Tax Department deemed royalty revenue under the Income Tax Act. We have filed an appeal with the Tax Department and believe that revenue from our packaged software does not qualify for royalty treatment and therefore would not be subject to withholding tax. However, we may be unsuccessful in our appeal against the Tax Department and be obligated to pay the assessed taxable amounts. Because of our international operations, we may be subject to additional withholding or other taxes from other international jurisdictions.
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
     As of January 31, 2009, we have issued outstanding options to purchase up to approximately 5,079,000 shares of common stock with an average exercise price of $2.81 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding stock options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
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

Date: March 23, 2009	THE SCO GROUP, INC.
	By:	/s/ Kenneth R. Nielsen
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